Form 10-Q
period 2000-09-30
COSINE COMMUNICATIONS INC
filed 2000-11-14
CIK 1060824

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from _____ to _____



COMMISSION FILE NUMBER 000-30715

                           COSINE COMMUNICATIONS, INC.
             (Exact name of Registrant as specified in its charter)




           DELAWARE                                      94-3280301
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                     Identification Number)

 3200 BRIDGE PARKWAY, REDWOOD CITY, CA                     94065
(Address of principal executive offices)                 (Zip Code)


                                 (650) 637-4777
               (Registrant's telephone number including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]  No [ ]


       ALTHOUGH THE REGISTRANT HAS FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS, THE REGISTRANT DID NOT BECOME SUBJECT TO SUCH FILING REQUIREMENTS UNTIL THE REGISTRATION OF CERTAIN SHARES OF ITS COMMON STOCK PURSUANT TO A REGISTRATION STATEMENT ON FORM S-1 (THE "REGISTRATION STATEMENT") WHICH WAS DECLARED EFFECTIVE BY THE SECURITIES AND EXCHANGE COMMISSION ON SEPTEMBER 25, 2000.


There were 103,633,984 shares of the Company's Common Stock, par value $.0001, outstanding on October 31, 2000.

================================================================================

                           COSINE COMMUNICATIONS, INC.

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS







                                                                             PAGE NO.
                                                                             --------
                         PART I--FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets as of September 30, 2000 and
         December 31, 1999...................................................   3

         Condensed Consolidated Statements of Operations for the Three
         and Nine Months Ended September 30, 2000 and September 30, 1999.....   4

         Condensed Consolidated Statements of Cash Flows for the Nine
         Months Ended September 30, 2000 and September 30, 1999..............   5

         Notes to Condensed Consolidated Financial Statements................   7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................  10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........  19


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................................  20

Item 2.  Changes in Securities and Use of Proceeds...........................  20

Item 3.  Defaults Upon Senior Securities.....................................  21

Item 4.  Submission of Matters to Vote of Security Holders...................  21

Item 5.  Other Information...................................................  22

Item 6.  Exhibits and Reports on Form 8-K....................................  22


SIGNATURE....................................................................  23

Exhibit Index................................................................  24

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                           COSINE COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                 September 30,  December 31,
                                                                     2000          1999
                                                                 -------------  ------------
                                                                  (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                        258,012        20,089
   Short-term investments                                            56,971        34,497
   Accounts receivable:
      Trade                                                          19,078            --
      Other                                                             308            --
   Inventory                                                          9,051           327
   Prepaid expenses and other current assets                         13,182         1,820
                                                                   --------      --------
       Total current assets                                         356,602        56,733
Property and equipment, net                                          23,608         7,631
Other assets                                                          1,060         1,706
                                                                   --------      --------
                                                                    381,270      $ 66,070
                                                                   ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
   Accounts payable                                                   6,791         2,505
   Accrued liabilities                                                8,962         1,468
   Accrued compensation                                               3,365           812
   Note payable                                                         223            --
   Deferred revenue                                                  16,892            30
   Current portion of equipment and working capital loans             2,695         2,274
   Current portion of obligations under capital lease                 3,051            --
   Other current liabilities                                             93            60
                                                                   --------     ---------
      Total current liabilities                                      42,072         7,149
Long-term portion of equipment and working capital loans              5,187         6,037
Long-term portion of obligations under capital lease                  6,227            --
Accrued rent                                                          2,033         1,648
Other long-term liabilities                                             132           222
Redeemable preferred stock:
   Series B convertible preferred stock                                  --         9,823
   Series C convertible preferred stock                                  --        22,342
   Series D convertible preferred stock                                  --        57,223

Stockholders' equity (net capital deficiency):
   Common stock                                                          10             1
   Additional paid-in capital                                       595,069        40,048
   Notes receivable from stockholders                               (36,646)         (903)
   Accumulated other comprehensive income                                58            11
   Deferred compensation                                            (76,382)      (30,386)
   Translation gain (loss)                                              (37)           --
   Accumulated deficit                                             (156,453)      (47,145)
                                                                   --------     ---------
      Total stockholders' equity (net capital deficiency)           325,619       (38,374)
                                                                   --------     ---------
                                                                    381,270     $  66,070
                                                                   ========     =========




                             See accompanying notes.

                           COSINE COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (unaudited)


                                                                           Three Months Ended              Nine Months Ended
                                                                              September 30,                   September 30,
                                                                        -------------------------       -------------------------
                                                                           2000           1999            2000            1999
                                                                        ---------       ---------       ---------       ---------
Revenue                                                                 $  13,038              --       $  24,359              --
Non-cash charges related to equity issuances                                5,837              --           9,536              --
                                                                        ---------       ---------       ---------       ---------
Revenue, net of non-cash charges related to equity issuances                7,201              --          14,823              --
                                                                        ---------       ---------       ---------       ---------
Cost of sales:
   Cost of goods sold                                                       6,311              --          12,643              --
   Non-cash charges related to equity issuances                               680              --           1,623              --
                                                                        ---------       ---------       ---------       ---------
             Total cost of sales                                            6,991              --          14,266              --
                                                                        ---------       ---------       ---------       ---------
Gross profit                                                                  210              --             557              --
                                                                        ---------       ---------       ---------       ---------
Operating expenses:
   Research and development                                                16,003           6,109          40,106          17,467
   Non-cash research and
     development charges related to equity issuances                       14,469             176          24,469             282
   Sales and marketing                                                     11,699           1,166          22,852           2,491
   Non-cash sales and marketing
     charges related to equity issuances                                    5,460             119          10,549             551
   General and administrative                                               2,622           1,111           6,327           2,976
   Non-cash general and
     administrative charges related
     to equity issuances                                                    3,331              61           7,939             113
                                                                        ---------       ---------       ---------       ---------

Total operating expenses                                                   53,584           8,742         112,242          23,880
                                                                        ---------       ---------       ---------       ---------
Loss from operations                                                      (53,374)         (8,742)       (111,685)        (23,880)
                                                                        ---------       ---------       ---------       ---------
Other income (expenses):
   Interest income                                                          1,632             180           3,697             435
   Interest expense                                                          (525)           (198)         (1,257)           (389)
   Non-cash interest expense
     related to equity issuances                                              (41)            (11)            (95)            (35)
   Other                                                                       36              --              32              --
                                                                        ---------       ---------       ---------       ---------
      Total other income (expenses)                                         1,102             (29)          2,377              11
                                                                        ---------       ---------       ---------       ---------

Net loss                                                                  (52,272)         (8,771)       (109,308)        (23,869)

Deemed dividend to series D preferred stockholders                             --              --          (2,500)             --
                                                                        ---------       ---------       ---------       ---------

Net loss allocable to common stockholders                               $ (52,272)      $  (8,771)      $(111,808)      $ (23,869)
                                                                        =========       =========       =========       =========

Basic and diluted net loss per common share                             $   (0.66)      $   (0.17)      $   (1.50)      $   (0.54)

Shares used in computing basic and diluted net loss per common share       79,650          52,377          74,552          44,554


                             See accompanying notes.

                           COSINE COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)



                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                       ------------------------
                                                         2000           1999
                                                       ---------      --------
OPERATING ACTIVITIES:
Net loss                                               $(109,308)     $(23,869)
Adjustments to reconcile net loss to
  net cash used in operating
  activities:
   Depreciation                                            4,945         1,166
   Non-cash warrant expense -
    preferred stock                                        8,655           484
   Non-cash warrant expense -
    common stock                                           1,683             9
   Common stock issued for services                           96            --
   Amortization of deferred stock
    compensation                                          35,681           441
   Issuance of options to purchase
    common stock                                           8,096            47
   Changes in unrealized gains or
    losses                                                    47            --
   Cumulative translation adjustment                         (37)           --
   Changes in operating assets and
    liabilities:
   Accounts receivable (trade)                           (19,078)           --
   Other receivables                                        (308)           --
   Inventory                                              (8,724)          563
   Prepaid expenses and other
    current assets                                        (7,123)         (510)
   Other assets                                              646           (47)
   Accounts payable                                        4,286           328
   Accrued liabilities                                     7,494           747
   Accrued compensation                                    2,553           972
   Note payable                                              223          (201)
   Deferred revenue                                       19,330            --
   Deferred rent                                             385           832
   Other liabilities                                         (57)          223
                                                       ---------      --------

Net cash used in operating activities                    (50,515)      (18,815)
                                                       ---------      --------


                           COSINE COMMUNICATIONS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)
                                   (unaudited)

                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                      -------------------------
                                                        2000           1999
                                                      ---------      ---------
INVESTING ACTIVITIES:
Capital expenditures                                    (20,922)        (4,485)
Purchase of short-term investments                      (61,679)            --
Proceeds from maturities of short-
  term investments                                       32,017             --
Proceeds from sales of short-term
  investments                                             7,188             --
                                                      ---------      ---------

Net cash provided by (used in)
  investing activities                                  (43,396)        (4,485)
                                                      ---------      ---------
FINANCING ACTIVITIES:
Proceeds from equipment and working
  capital loans and capital leases                       11,482          3,170
Principal payments of equipment and
  working capital loans  and capital leases              (2,633)          (862)
Proceeds from issuance of preferred
  stock, net                                             77,432         77,208
Proceeds from issuance of common
  stock, net                                            245,510             81
Proceeds from notes receivable from
  shareholders                                               43             48
                                                      ---------      ---------

Net cash provided by financing
  activities                                            331,834         79,645
                                                      ---------      ---------

Net increase in cash and cash
  equivalents                                           237,923         56,345
Cash and cash equivalents at
  beginning of period                                    20,089          6,580
                                                      ---------      ---------
Cash and cash equivalents at end
  of period                                           $ 258,012      $  62,925
                                                      =========      =========

SUPPLEMENTAL INFORMATION:
Cash paid for interest                                $   1,257      $     389
                                                      =========      =========

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

Issuance and remeasurement of
  warrants                                            $  17,038       $   1,170
                                                      =========       =========
Notes receivable received from
  stockholders (in exchange for
  issuance of common stock)                           $  35,847       $      --
                                                      =========       =========


                            See accompanying notes.

                           COSINE COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.     BASIS OF PRESENTATION

        The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Registration Statement on Form S-1 and related Prospectus for the year ended December 31, 1999.

        The unaudited condensed consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

2.     COMPLETION OF INITIAL PUBLIC OFFERING

        In September 2000, CoSine completed its initial public offering (IPO) in which it sold 11,500,000 shares of common stock, including 1,500,000 shares upon the exercise of the underwriters' over-allotment option, at $23 per share. The net proceeds of the IPO, after deducting underwriters' discount and other offering expenses, were approximately $242.8 million. Upon the completion of the IPO, all outstanding convertible preferred stock converted into an aggregate of 69,632,147 shares of common stock. Prior to the IPO, there were warrants for 2,582,172 shares of preferred and common stock that were subject to cashless automatic exercise upon the IPO; however, all of these warrants were exercised in cash for approximately $3.3 million prior to the IPO. Subsequent to the IPO, CoSine's authorized capital consisted of 300,000,000 shares of common stock, $0.0001 par value, and 3,000,000 shares of preferred stock, $.0001 par value. There were 91,594,139 shares of common stock outstanding at September 30, 2000, net of shares of common stock subject to repurchase. There were no shares of preferred stock outstanding at September 30, 2000.

3.     NET LOSS PER SHARE

       Basic and diluted net loss per share have been computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". Basic net loss per share has been computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period, using the as-if-converted method for convertible preferred shares and the treasury stock method for options and warrants. All potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would be antidilutive. The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

                                              Three months Ended                     Nine months Ended
                                                 September 30,                         September 30,
                                        -------------------------------       -------------------------------
                                            2000              1999                 2000             1999
                                        ------------      ------------         ------------     ------------
Net loss allocable to
  Common stockholders                   $    (52,272)     $     (8,771)        $   (111,808)    $    (23,869)
                                        ------------------------------        ------------------------------

Basic and diluted:
  Weighted-average shares of stock
  outstanding                             90,825,444        54,613,038           84,238,712       47,132,742

Less: weighted-average shares
  subject to repurchase                  (11,175,178)       (2,236,110)          (9,686,801)      (2,578,729)
                                        ------------------------------        ------------------------------

Weighted-average shares used in

                                              Three months Ended                     Nine months Ended
                                                 September 30,                         September 30,
                                        -------------------------------       -------------------------------
                                            2000              1999                2000                1999
                                        ------------      ------------        ------------        ------------
  computing basic and diluted net
  loss per common share                   79,650,266        52,376,928          74,551,911          44,554,013
                                        ------------      ------------        ------------        ------------
Basic and diluted net loss per
  common share                          $      (0.66)     $      (0.17)       $      (1.50)       $      (0.54)
                                        ------------      ------------        ------------        ------------




4.     SHORT-TERM INVESTMENTS

       All short-term investments at September 30, 2000, are classified as available-for-sale and consist of U.S. government and agency securities, debt instruments of financial institutions and corporations and money market funds with strong credit ratings. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in a separate component of stockholder's equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. Interest on securities classified as available-for-sale is also included in interest income. The cost of securities sold is based on the specific identification method. Short-term investments as of December 31, 1999, including cash equivalents and short-term investments, were as follows (in thousands):


Money market funds..........................................    $ 11,448
Commercial paper............................................      17,751
Corporate bonds.............................................      24,670
                                                                --------
                                                                  53,869
Amounts classified as cash equivalents......................     (19,372)
                                                                --------
Short-term investments......................................    $ 34,497
                                                                ========


       As of December 31, 1999, the fair value approximated the amortized cost of available-for-sale securities. As of December 31, 1999, the average portfolio duration was 122 days.

5.     COMPREHENSIVE INCOME (LOSS)

       Comprehensive income (loss) includes revenues and expenses and gains and losses that are not included in net income (loss), but, rather are recorded directly in stockholders' equity. For the year ended December 31, 1999, comprehensive loss was reduced by $11,000 in unrealized gains on available-for-sale securities. During the nine months ended September 30, 2000, comprehensive loss was decreased by $47,000 in unrealized gains on available-for-sale securities.

6.     INVENTORY

       Inventory consisted of:

                      September 30,     December 31,
                          2000             1999
                      -------------     ------------
Raw materials             1,082            327
Work in progress          7,969             --
                          -----            ---
                          9,051            327
                          =====            ===

7.     RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 2000. CoSine does not currently hold any derivative financial instruments or engage in hedging activities. As a result, adoption of SFAS 133 will not have a material impact on the Company's financial position or results of operations.

       In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". The bulletin summarizes some of the commission's views in applying generally accepted accounting principles to revenue recognition in financial statements. CoSine believes its revenue recognition policy complied with the bulletin as of September 30, 2000.

       In March 2000, the Emerging Issues Task Force reached a consensus on Issue 00-2, "Accounting for the Costs of Developing a Web Site". In general, EITF 00-2 states that the costs of developing a web site should be accounted for under provisions of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Although CoSine intends to comply with EITF 00-2, the adoption of EITF 00-2 will not have a significant impact on its financial position, results of operations or cash flows because while CoSine maintains a website, the website is not a significant focus of CoSine's business. EITF 00-2 is effective for costs incurred after June 30, 2000.

       In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation". FIN 44 provides guidance for certain issues arising in the application of APB Opinion No. 25 "Accounting for Stock Issued to Employees". CoSine believes that its accounting policy for stock issued to employees is in compliance with FIN 44 as of September 30, 2000.

8.     SEGMENT REPORTING

        CoSine operates and tracks its results in one operating segment. The Company develops, markets and sells a communications hardware and software platform designed to enable network service providers to rapidly deliver computer applications and communications services from within their networks. CoSine's Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."

        Enterprise-wide information is provided in accordance with SFAS 131. Geographical revenue information is based on the customer's ship-to location. Long-lived assets consist of property, plant and equipment. Property, plant and equipment information is based on the physical location of the assets at the end of each fiscal period.

        Revenues from unaffiliated customers by geographic region were as follows:


                          For the Nine Months Ended
                        -----------------------------
                               September 30,
                        -----------------------------
                          2000                 1999
                        -------               -------
                           (Amount in thousands)

United States           $16,673               $ 6,086
Europe                    7,686                  --
                        -------               -------
                        $24,359               $ 6,086
                        -------               -------

Net long-lived assets by geographic region were as follows:

                          For the Nine Months Ended
                        -----------------------------
                               September 30,
                        -----------------------------
                          2000                 1999
                        -------               -------
                           (Amounts in thousands)

United States           $23,145               $ 6,086
Rest of World               463                  --
                        -------               -------
                        $23,608               $ 6,086
                        -------               -------



9.     DEEMED DIVIDEND

       In March 2000, CoSine consummated the sale of an additional 625,000 shares of series D redeemable convertible preferred stock from which CoSine received proceeds of approximately $5 million or $8.00 per share. At the date of issuance, CoSine believed the per share price of $8.00 represented the fair value of the preferred stock. After CoSine's initial public offering process began, CoSine reevaluated the fair value of its common stock as of March 2000. Accordingly, the increase in fair value has resulted in a beneficial conversion feature of $2.5 million, which has been recorded as a deemed dividend to preferred stockholders in 2000. CoSine recorded the deemed dividend at the date of issuance by offsetting charges and credits to stockholders' equity. The preferred stock dividend increases the net loss allocable to common stockholders in the calculation of basic and diluted net loss per common share for the nine months ended September 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements, which are made pursuant to the safe harbor statement under the Private Securities Litigation Reform Act of 1995. Except for historical information contained herein, the matters discussed in this management's discussion and analysis are forward looking statements that involve risks and uncertainties. In this analysis, we use words such as "anticipate", "believe", "plan", "expect", "future", "intend" and similar expressions to identify forward-looking statements. Our actual results may vary significantly from those described in the forward looking statements based on a number of factors including, but not limited to, product development, commercialization and technology difficulties, manufacturing costs, the impact of competitive products, pricing pressure, changing customer requirements, timely availability and acceptance of new products, and the change in economic conditions of the various markets CoSine serves. The following information should be read in conjunction with the condensed consolidated unaudited financial statements and related notes for the periods specified. Further reference should be made to the Factors That May Affect Future Results section of this report and other information contained in our filings with the Securities and Exchange Commission.

                              RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Revenue.
     From inception through the year ended December 31, 1999, we were a development stage company and had no revenue. For the three months ended September 30, 2000, gross revenue, before non-cash charges related to equity issuances, was $13.0 million, of which 83% was from hardware sales, 9% was from software sales, and 8% was from sales of services.

     For the nine months ended September 30, 2000, gross revenue, before non-cash charges related to equity issuances, was $24.3 million, of which 87% was from hardware sales, 9% was from software sales, and 4% was from sales of services.

     During the three and nine months ended September 30, 2000, we recognized, as an offset to gross revenue, $5.8 million and $9.5 million respectively, of non-cash charges related to warrants issued to our first three customers upon receipt of substantial purchase orders from those customers.

     As of September 30, 2000, we deferred recognizing $19.4 million of revenue from hardware and software sales and services from contracts that allow for immediate invoicing but provide for subsequent customer acceptance, consulting services and post-contract support services. At September 30, 2000, the unamortized portion of non-cash charges related to warrants issued to customers was $6.7 million. We will recognize deferred revenue and associated non-cash charges related to customer warrants, in future periods.

Cost of Sales.
     For the three months ended September 30, 2000, cost of sales was $7.0 million, of which 73% represented materials, labor and production overhead, 17% represented warranty costs and 10% represented amortization of deferred compensation on stock options granted to employees in manufacturing operations.

     For the nine months ended September 30, 2000, cost of sales was $14.3 million, of which 70% represented materials, labor and production overhead, 19% represented warranty costs and 11% represented amortization of deferred compensation on stock options granted to employees in manufacturing operations. We expect cost of revenues to continue to increase as net revenues increase. In addition, we expect warranty costs to decline as a percentage of revenue over the next two years.

Gross Margin.
     For the three months ended September 30, 2000, gross margin was $0.2 million. Gross margin for the nine months ended September 30, 2000, was $0.6 million. We expect our gross margins to increase in future periods as we achieve economies of scale, and because we do not plan to issue warrants to future customers. Gross margins are highly variable and dependent on many factors, some of which are outside our control, such as the demand for our products and the mix of hardware and software products sold.

Research and Development Expenses.
     For the three months ended September 30, 2000, research and development expenses were $30.5 million, an increase of $24.2 million or 385% when compared to $6.3 million in research and development expenses for the comparable period in 1999. The increase resulted from increased amortization of non-cash charges resulting from the issuance of stock options to employees and consultants, increased headcount and related employee expenses, and increased facilities and information technology costs.

     For the nine months ended September 30, 2000, research and development expenses were $64.6 million, an increase of $46.9 million or 264% when compared to $17.7 million for the comparable period in fiscal 1999. The increase resulted from increases in amortization of non-cash charges resulting from the issuance of stock options to employees and consultants, increased headcount and related employee expenses, increased information technology and facilities costs and increased expenses for the development of prototypes of our IPSX9000.

     Research and development is essential to our future success. Accordingly, we expect that research and development expenses will continue to increase in absolute dollars but decrease as a percentage of revenues in future periods. In addition, we expect that the expense related to employee and consultant stock options will decrease in future periods.

Sales and Marketing Expenses.
     For the three months ended September 30, 2000, sales and marketing expenses were $17.2 million, an increase of $15.9 million or 1,236% when compared to $1.3 million of sales and marketing expenses for the comparable period in 1999. The increase resulted from increases in amortization of non-cash charges resulting from the issuance of stock options to employees and consultants, increased headcount and related employee expenses, increased expenses related to the cost of products lent to customers for evaluation purposes and increases in travel-related costs as we attempt to expand our international sales.

     For the nine months ended September 30, 2000, sales and marketing expenses were $33.4 million, an increase of $30.4 million or 998% when compared to $3.0 million for the comparable period in fiscal 1999. The increase resulted from increased headcount and related employee expenses, increased amortization of non-cash charges resulting from the issuance of stock options to employees and consultants, increased expenses related to the cost of products lent to customers for evaluation purposes, increased travel-related expenses, increased facilities costs, and increases in advertising, public relations and other marketing-related costs as we expand our marketing campaign and attempt to establish brand recognition and loyalty.

     We intend to continue to expand our domestic and international sales force and marketing efforts, and as a result, we expect that sales and marketing expenses will increase in absolute dollars but decrease as a percentage of revenues in future periods. In addition, we expect the expense associated with employee and consultant stock options to decrease in future periods.

General and Administrative Expenses.
     For the three months ended September 30, 2000, general and administrative expenses were $6.0 million, an increase of $4.8 million or 408% when compared to $1.2 million in the comparable period in fiscal 1999. The increase resulted from increased amortization of non-cash charges resulting from the issuance of stock options to employees and consultants, increased headcount and related employee expenses, and increases in professional services and other outside services.

     For the nine months ended September 30, 2000, general and administrative expenses were $14.3 million, an increase of $11.2 million or 362% when compared to

$3.1 million of general and administrative expenses for the comparable period in fiscal 1999. The increase resulted from increases in amortization of non-cash charges resulting from the issuance of stock options to employees and consultants, and increased headcount and related employee expenses, and increases in professional services and other outside services.

     We expect that general and administrative expenses will increase in absolute dollars in future periods as a result of the expansion of our business activity and the costs associated with being a publicly traded company. However, we expect that general and administrative expenses will decrease as a percentage of revenues in future periods. In addition, we expect that the expense associated with employee stock options will decrease in future periods.

Interest and Other Income.
     For the three months ended September 30, 2000, interest and other income was $1.7 million, an increase of $1.5 million over the comparable period in 1999. For the nine months ended September 30, 2000, interest and other income was $3.7 million, an increase of $3.3 million over the comparable period in fiscal 1999. These increases reflect larger cash balances available for investing resulting from our September 2000 initial public offering and private financings in prior periods.

Interest Expense.
     For the three months ended September 30, 2000, interest expense was $0.6 million, an increase of $0.4 million over the comparable period in 1999. Interest expense was $1.3 for the nine months ended September 30, 2000, an increase of $0.9 million when compared to the comparable period in 1999. These increases reflect an increase in equipment loans and capital leases.

Deemed Dividend.
     During the nine months ended September 30, 2000, we sold 625,000 shares of series D redeemable convertible preferred stock at $8.00 per share for which we received proceeds of $5.0 million. At the date of issuance, we believed that the per share price of $8.00 represented the fair value of the preferred stock. After our initial public offering process began, we reevaluated and increased the fair value of our common stock at March 2000. The increase in fair value resulted in a beneficial conversion feature of $2.5 million, which we recorded as a deemed dividend to preferred stockholders in 2000. We recorded the deemed dividend at the date of issuance by offsetting charges and credits to stockholders' equity. The preferred stock dividend increased the net loss allocable to common stockholders in the calculation of basic and diluted net loss per common share for the nine months ended September 30, 2000.

Liquidity and Capital Resources
     Prior to our initial public offering in September 2000, we financed our operations primarily through sales of convertible preferred stock for net proceeds of $164.1 million, plus equipment and working capital loans and capital leases. Upon the closing of our IPO on September 26, 2000, we received cash proceeds, net of underwriters' discount and offering expenses, totaling $242.8 million, and all of our convertible preferred stock converted into 69,632,147 shares of common stock.

Cash, cash equivalents and short-term investments.
     At September 30, 2000, cash, cash equivalents and short-term investments were $315.0 million. This compares with $54.6 million at December 31, 1999. The increase resulted from sales of our series D convertible preferred stock in March 2000, our series E convertible preferred stock in May 2000 and sales of
11.5 million common shares in September 2000 in connection with our initial public offering.

Operating activities.
     We used $50.5 million in cash for operations for the nine months ended September 30, 2000, an increase of $31.7 million from the $18.8 million used in the comparable period in 1999. The increase resulted from the increase in our net loss from $23.9 million for the nine months ended September 30, 1999 to $109.3 million for the nine months ended September 30, 2000, offset, in part, by $54.2 million in our non-cash expense from the issuance of warrants and options and amortization of deferred stock compensation.

Investing activities.
     For the nine months ended September 30, 2000, we used $43.4 million in cash from investing activities, an increase of $38.9 million from the $4.5 million for the comparable period in 1999. The increased cash usage resulted from $22.5 million of net purchases of short-term investments and an increase of $16.4 million in capital expenditures.

Financing activities.
     For the nine months ended September 30, 2000, we received $331.8 million in cash from financing activities, an increase of $252.2 million from the $79.6 million generated in the comparable period in 1999. The majority of the increase resulted from net proceeds of $242.8 million from the issuance of common stock in our initial public offering in September 2000.

     We believe that we possess sufficient liquidity and capital resources to fund our operating and working capital requirements for at least the next 12 months. We may require additional funds to support other purposes and may seek to raise these additional funds through debt or equity financing or from other sources. There can be no assurances that additional funding will be available at all, or that if available, such financing will be obtainable on terms favorable to us.

FACTORS THAT MAY AFFECT FUTURE RESULTS

       This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following cautionary statements and elsewhere in this report. If any of the following risks were to occur, our business, financial condition or results of operations would likely suffer and the trading price of our common stock would likely decline.

                         RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES THAT WE EXPECT WILL CONTINUE, AND IF WE NEVER
                 ACHIEVE PROFITABILITY WE MAY CEASE OPERATIONS.

       At September 30, 2000, we had an accumulated deficit of $156.4 million. We have incurred net losses since our incorporation. We have only recently begun to recognize revenue, and we cannot be certain that our revenue will grow or that we will generate sufficient revenue to become profitable. If we do not achieve profitability, we may cease operations.

       We have incurred significant expenses in the past. For example, for the nine months ended September 30, 2000, we incurred research and development, sales and marketing, and general and administrative expenses of $112.2 million. Although we cannot quantify the amount, we expect expenses to continue to increase for the balance of 2000 and to continue to incur losses.

THE LIMITED SALES HISTORY OF OUR IP SERVICE DELIVERY PLATFORM MAKES FORECASTING
 OUR REVENUE DIFFICULT, WHICH MAY IMPAIR OUR ABILITY TO MANAGE OUR BUSINESS AND
                      YOUR ABILITY TO ASSESS OUR PROSPECTS.

       We were founded in April 1997, shipped our first test IP service delivery platform product in March 1999, and sold our first IP service delivery platform product in March 2000. We have limited meaningful historical financial data upon which to forecast our revenues and upon which you may evaluate us and our prospects.

  IF OUR CUSTOMERS ARE UNABLE TO GENERATE SALES OF SERVICES DELIVERED USING OUR PRODUCTS AND TO MANAGE DELIVERY OF THESE SERVICES TO THEIR CUSTOMERS, WE MAY BE
                          UNABLE TO SELL OUR PRODUCTS.

       Our future success depends on network service providers, which are our customers, generating revenue from the sale of services delivered using our products. Sales of our products may decline or be delayed if our customers do not successfully introduce commercial services derived from our IP service delivery platform or if our customers do not generate revenue from these services sufficient to realize an attractive return on their investment in our IP service delivery platform.

       Our ability to generate future revenue also depends on whether network service providers successfully:

- sell and deliver services using our IP service delivery platform to their customers; and

- forecast market trends and identify the services and features that our products should offer their customers.

IF OUR IP SERVICE DELIVERY PLATFORM DOES NOT RAPIDLY ACHIEVE MARKET ACCEPTANCE,
                   WE MAY BE UNABLE TO ACHIEVE PROFITABILITY.

       Our products offer a new approach for delivering services by network service providers, which may perceive our products as being more expensive than the other technologies and products they purchase. If network service providers do not accept our IP service delivery platform as a method for delivering services to their customers, our ability to increase our revenue, achieve profitability and continue operations would be harmed. Our success also depends on third-party software providers recognizing the advantages of our service delivery method and on our ability to effectively support their software development efforts.

    OUR IP SERVICE DELIVERY PLATFORM IS OUR ONLY PRODUCT LINE, AND OUR FUTURE
                   REVENUE DEPENDS ON ITS COMMERCIAL SUCCESS.

       Our IPSX 9000, InVision and InGage products are the only products that have been shipped to our customers. Our future revenue depends on the commercial success of our IP service delivery platform product line. If customers do not adopt, purchase and successfully implement our IP service delivery platform in large numbers, our revenue will not grow.

OUR PRODUCTS ARE TECHNICALLY COMPLEX AND MAY CONTAIN ERRORS OR DEFECTS THAT ARE
  NOT FOUND UNTIL OUR PRODUCTS ARE PUT TO FULL USE BY OUR CUSTOMERS. ERRORS OR DEFECTS IN OUR PRODUCTS COULD SERIOUSLY HARM OUR REPUTATION AND OUR ABILITY TO
                               SELL OUR PRODUCTS.

       Our products are more complicated than most networking products. They can be adequately tested only when put to full use in very large and diverse networks with high amounts of traffic. Because none of our customers has put our products to full use, we are unable to assess the likelihood or magnitude of this risk. Errors or defects in our products could result in:

- loss of current customers and failure to attract new customers or achieve market acceptance; and

-      increased service and warranty costs.

THE LONG SALES CYCLE FOR OUR PLATFORM, AS WELL AS THE EXPECTATION THAT CUSTOMERS
    WILL SPORADICALLY PLACE LARGE ORDERS, MAY CAUSE OUR REVENUE AND OPERATING RESULTS TO VARY SIGNIFICANTLY FROM QUARTER TO QUARTER, AND THE PRICE OF OUR
                                STOCK TO DECLINE.

       A customer's decision to purchase our IP service delivery platform involves a significant commitment of its resources and a lengthy evaluation, testing and product qualification process. Network service providers and other customers with complex networks usually expand their networks in large increments on a periodic basis. We may receive purchase orders for significant dollar amounts on an irregular and unpredictable basis. These events may cause our revenue and operating results to vary significantly and unexpectedly from quarter to quarter, which could cause our stock price to decline.

     IF WE FAIL TO DEVELOP NEW PRODUCTS OR FEATURES, WE WILL HAVE DIFFICULTY
                              ATTRACTING CUSTOMERS.

       Based on our prior experience, we expect that our customers will require product features that our current IP service delivery platform does not have. Our products are technically complex, and the development of new products or features is an uncertain, time-consuming and labor intensive process. We may experience design, manufacturing or marketing problems with new products. If we fail to develop new or enhanced products that meet customer requirements, our ability to attract and retain customers will be hindered.

  WE RELY UPON A LIMITED NUMBER OF CUSTOMERS, AND ANY DECREASE IN REVENUE FROM
     THESE CUSTOMERS OR FAILURE TO INCREASE OUR CUSTOMER BASE COULD HARM OUR
                               OPERATING RESULTS.

       We have received substantially all of our revenue from three customers and have received additional purchase orders from eight other customers. Five of our customers, directly or indirectly, hold or may be issued our equity securities. The loss of one or more of our customers, a reduction in purchases of our products by our customers or the decline of our customers' business may limit our revenue growth and harm our operating results. We do not have long-term contracts with our customers, and our customers may reduce or discontinue purchases of our products at any time.

       Our future success will depend on attracting additional customers. Failure to increase our customer base would hinder our growth and harm our operating results.

IF WE DO NOT EFFECTIVELY MANAGE OUR GROWTH, INTEGRATE NEWLY-HIRED KEY PERSONNEL
           AND HIRE ADDITIONAL PERSONNEL, OUR OPERATIONS WILL SUFFER.

       The growth of our operations places a significant strain on our management systems and resources. If we do not effectively manage our growth and improve our financial and managerial controls and systems, we may be unable to provide adequate service and support to our customers and our operations will suffer. At December 31, 1999, we had 185 employees, and at October 31, 2000, we had 507 employees. We plan to continue to hire a significant number of employees this year, but we may be unable to hire and retain the kind and number that we need.

       We recently hired many of our key executives, including our chief financial officer and other managerial personnel. These personnel have worked together for only a short period of time and must learn our business while performing their regular duties. Our operations could be disrupted if we do not rapidly integrate these new key personnel.

  A FAILURE OF OUR CONTRACT MANUFACTURERS OR OUR SOLE SOURCE AND LIMITED SOURCE
   SUPPLIERS TO MEET OUR NEEDS WOULD SERIOUSLY HARM OUR ABILITY TO TIMELY FILL
                                CUSTOMER ORDERS.

       We use three third-party contract manufacturers: Solectron, SMTC Manufacturing and Sonic Manufacturing. We anticipate that we will rely on Solectron as the sole source for our manufacturing needs. If Solectron, or any of our other manufacturers terminates its relationship with us or is unable to produce sufficient quantities of our products in a timely manner and at satisfactory quality levels, our ability to fill customer orders on time, our reputation and our operating results will suffer. Our contract manufacturers do not have a long-term obligation to supply products to us. Qualifying new contract manufacturers and starting volume production is expensive and time consuming and would disrupt our business.

       We purchase several key components, including field programmable gate arrays, some integrated circuits and memory devices, and power supplies from a single source or limited sources. We do not have long-term supply contracts for these components. If our supply of these components is interrupted, we may be unable to locate an alternate source in a timely manner or at favorable prices. Interruption or delay in the supply of these components could cause us to lose sales to existing and potential customers.

IF WE FAIL TO PREDICT OUR MANUFACTURING REQUIREMENTS ACCURATELY, WE COULD INCUR
                    ADDITIONAL COSTS OR MANUFACTURING DELAYS.

       We provide forecasts of our demand to our contract manufacturers up to twelve months before scheduled delivery of products to our customers. If we overestimate our manufacturing requirements, our contract manufacturers may have excess or obsolete inventory, which would harm our operating results if we were required to purchase the excess or obsolete inventory. If we underestimate our requirements, our contract manufacturers may have an inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenue. If we do not accurately anticipate lead times for components, we may experience component shortages.

    IF NECESSARY LICENSES OF THIRD-PARTY TECHNOLOGY ARE TERMINATED OR BECOME UNAVAILABLE OR TOO EXPENSIVE, OUR COMPETITIVE POSITION AND OUR PRODUCT OFFERING
                                  WILL SUFFER.

       We license from third-party suppliers several key software applications incorporated in our IP service delivery platform, such as firewall software from Network Associates, Inc. and database software from Oracle Corporation. We will be required to license technology from other third-party suppliers to enable us to develop new products or features. Our inability to renew or obtain any third-party license that we need could require us to obtain substitute technology of lower quality or at greater cost. Either of these outcomes could seriously impair our ability to sell our products and harm our operating results.


                          RISKS RELATED TO OUR INDUSTRY

WE PARTICIPATE IN SEVERAL HIGHLY COMPETITIVE MARKETS, AND OUR FAILURE TO COMPETE
 SUCCESSFULLY WOULD LIMIT OUR ABILITY TO INCREASE OUR MARKET SHARE AND HARM OUR
                                    BUSINESS.

       Competition in the network infrastructure market is intense, and we expect that competition in the market for IP networking services will also be intense. If we are unable to compete effectively, our revenue and market share will be reduced.

       We face competition from:

- companies in the network infrastructure market, including Cisco Systems, Inc., Lucent Technologies, Inc., Nortel Networks Corporation, Alcatel, Ericsson Business Networks AB and Siemens AG; and

- companies, including Cisco, that market products for installation on the premises of network service providers' customers and which offer some services that compete with the services delivered using our IP service delivery platform.

       We believe that there is likely to be consolidation in this industry. We expect to face increased competition from larger companies with significantly greater resources than we have.

       Some of these larger competitors have pre-existing relationships involving a range of product lines with the network service providers who are the principal potential customers for our IP service delivery platform. These competitors may offer vendor financing, which we do not offer, undercut our prices or use their pre-existing relationships with our customers to induce them not to use our IP service delivery platform.

 IF ANY OF OUR SIGNIFICANT SUPPLIERS WERE TO TERMINATE THEIR RELATIONSHIPS WITH US OR COMPETE AGAINST US, OUR REVENUE AND MARKET SHARE WILL LIKELY BE REDUCED.

       Many of our suppliers also have significant development and marketing relationships with our competitors and have significantly greater financial and marketing resources than we do. If they develop and market products in the future in competition with us, or form or strengthen arrangements with our competitors, our revenue and market share will likely be reduced.

IF WE BECOME SUBJECT TO UNFAIR HIRING CLAIMS, WE COULD BE PREVENTED FROM HIRING NEEDED PERSONNEL, OR FROM PURSUING OR IMPLEMENTING OUR RESEARCH, AND COULD INCUR
                        SUBSTANTIAL LIABILITIES OR COSTS.

       Companies in our industry whose employees accept positions with competitors frequently claim that these competitors have engaged in unfair hiring practices or that the employment of these persons would involve the disclosure or use of trade secrets. In June 2000, Ericsson Inc. filed a complaint against us, which they subsequently agreed to withdraw, alleging that we misappropriated trade secrets known to several employees who recently joined us from Ericsson. We have been threatened with claims like this in the past and may receive claims of this kind in the future. These claims could prevent us from hiring personnel or from using the intellectual property alleged to be trade secrets brought to us by the personnel that we hired. We could also incur substantial costs and damages in defending ourselves or our employees against these claims, regardless of their merits.

Defending ourselves from these claims could divert the attention of our management away from our operations.

    IF OUR PRODUCTS DO NOT WORK THE WAY OUR CUSTOMERS EXPECT, ORDERS FOR OUR PRODUCTS MAY BE CANCELLED AND THE MARKET PERCEPTION OF OUR PRODUCTS COULD BE
                                     HARMED.

       If our products do not work with our customers' or their end users' networks, the market perception of our products could be harmed and orders for our products could be cancelled. In particular, if an actual or perceived breach of network security occurs in a customer's or its end-user's network that uses our products, we may be subject to lawsuits for losses suffered by customers or their end-users.

       If we have to redesign or modify our products to make them compatible with a customer's or end user's network, our sales cycle could be extended, our research and development expenses may increase, and profit margins on our products may be reduced.

BECAUSE THE MARKETS IN WHICH WE COMPETE ARE PRONE TO RAPID TECHNOLOGICAL CHANGE
  AND THE ADOPTION OF STANDARDS DIFFERENT FROM THOSE THAT WE USE, OUR PRODUCTS COULD BECOME OBSOLETE, AND WE COULD BE REQUIRED TO INCUR SUBSTANTIAL EXPENSES TO
                   MODIFY OUR PRODUCTS TO REMAIN COMPETITIVE.

       The market for our IP service delivery platform is prone to rapid technological change, the adoption of new standards, frequent new product introductions and changes in customer and end user requirements. We may be unable to respond quickly or effectively to these developments. We may experience difficulties that could prevent our development of new products and features. The introduction of new products or technologies by competitors, or the emergence of new industry standards could render our products obsolete or could require us to incur expenses to redesign our products.

  WE RELY ON OUR INTELLECTUAL PROPERTY RIGHTS TO BE COMPETITIVE, AND IF WE ARE
         UNABLE TO PROTECT THESE RIGHTS, WE MAY NEVER BECOME PROFITABLE.

       We rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology. If we are unable to protect our intellectual property rights, our ability to supply our products as they have been designed could suffer, and our ability to become profitable could be harmed.

 IF WE BECOME INVOLVED IN AN INTELLECTUAL PROPERTY DISPUTE, WE COULD BE SUBJECT
   TO SIGNIFICANT LIABILITY, THE TIME AND ATTENTION OF OUR MANAGEMENT COULD BE
          DIVERTED AND WE COULD BE PREVENTED FROM SELLING OUR PRODUCTS.

       We may become a party to litigation in the future to protect our intellectual property or because others may allege infringement of their intellectual property. These claims and any resulting lawsuit could subject us to significant liability for damages and invalidate our proprietary rights. These lawsuits, regardless of their merits, likely would be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation alleging our infringement of a third-party's intellectual property also could force us to:

- stop selling our products or services that use the challenged intellectual property;

- obtain from the owner of the infringed intellectual property right a license to sell the relevant technology, which license may not be available on reasonable terms, or at all; and

-      redesign those products or services that use the infringed technology.

       In September 2000, a prominent computer company sent us a letter in which it alleged that four of its patents contain claims under which the IPSX 9000 requires a license. The computer company stated that it was prepared to grant us a non-exclusive license under those patents subject to meeting with us. We are unaware of any requirement to obtain a license for the IPSX 9000 by virtue of those patents. We are investigating the assertion contained in the letter. Due to the indefinite character and time of receipt of the letter, we are unable to assess what the likely outcome of our investigation will be.

 WE HAVE LIMITED EXPERIENCE MARKETING AND SELLING OUR PRODUCTS INTERNATIONALLY.
  WE INTEND TO EXPAND OUR OPERATIONS INTERNATIONALLY, AND OUR OPERATING RESULTS WILL SUFFER IF WE DO NOT GENERATE REVENUE FROM INTERNATIONAL OPERATIONS THAT
        EXCEEDS THE COST OF ESTABLISHING AND MAINTAINING THE OPERATIONS.

       We intend to enter new markets in Europe, Asia and Latin America. We have limited experience in marketing and distributing our products internationally and may be unable to develop international market demand for our products. If we are unable to generate revenue from international operations that exceed the cost of establishing and maintaining these operations, our operating results will suffer.

       The success of our international operations may be affected by:

- our ability to establish relationships with international distributors who can effectively market and support our products; and

- difficulties inherent in developing versions of our products that comply with local standards or regulatory requirements.

 INSIDERS CONTINUE TO HAVE SUBSTANTIAL CONTROL OVER US AND THEY COULD DELAY OR PREVENT A CHANGE IN OUR CORPORATE CONTROL EVEN IF OUR OTHER STOCKHOLDERS WANTED
                                  IT TO OCCUR.

       Our executive officers, directors and principal stockholders who hold 5% or more of the outstanding common stock and their affiliates beneficially own a significant portion of our outstanding common stock. These stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

ITEM 3:  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

       We do not currently use derivative financial instruments for speculative trading or hedging purposes. In addition we maintain our cash equivalents in government and agency securities, debt instruments of financial institutions and corporations and money market funds. Our exposure to market risks from changes in interest rates relates primarily to corporate debt securities. We place our investments with high credit quality issuers and, by policy, limit the amount of the credit exposure to any one issuer.

       Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents, and all investments with maturities of three months or greater are classified as available-for-sale and considered to be short-term investments.

       The following table presents the amounts of our cash equivalents and short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates at September 30, 2000. This table does not include money market funds.


                                                                        MATURING
                                                           MATURING     BETWEEN
                                                             IN 3     3 MONTHS AND
                                                            MONTHS       1 YEAR       TOTAL
                                                           --------   ------------   -------
Included in cash and cash equivalents and short-term

  investments............................................   $   0       $56,971      $56,971
Weighted average interest rate...........................      --          6.9%         6.9%


Exchange Rate Sensitivity

       Currently, all of our sales and a majority of our expenses are denominated in United States dollars. Therefore, we have not engaged in any foreign exchange hedging activities to date. We expect to continue to conduct transactions in foreign currencies in the future, and as a result we may engage in foreign exchange hedging activities.


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

       On June 6, 2000, Ericsson Inc. filed a complaint against CoSine and five of its employees in the Superior Court of Wake County in North Carolina. The complaint alleged that CoSine misappropriated trade secrets known to the five employees who had recently left Ericsson's employ and that CoSine induced the employees to breach their contractual obligations to Ericsson. The complaint sought injunctive relief and unspecified monetary damages, as well as punitive and treble damages.

       After a hearing on July 13, 2000, CoSine and Ericsson signed a settlement term sheet and a final Settlement Agreement, in which CoSine has agreed not to solicit Ericsson employees for the purpose of recruiting. Under the agreement, CoSine will not incur financial liability. The lawsuit was subsequently dismissed.

       On September 25, 2000, CoSine became aware that a technology company has initiated correspondence with CoSine asserting that CoSine had used that company's patented technology without a licensing arrangement. The likely impact of this situation on CoSine's financial statements is not currently known because management has not had the opportunity to assess the validity of the technology company's position.

Item 2.  Changes in Securities and Use of Proceeds

(a)  Recent Sales of Unregistered Securities.

     During the three-month period ended September 30, 2000, we sold 2,007,090 shares of common stock to our directors, officers, other employees and consultants upon the exercise of outstanding stock options. In exchange for the shares, we received an aggregate of $539,000 in cash and $18,033,000 in promissory notes. These securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) of the Securities Act of 1933 and Rule 701 under the Securities Act of 1933.

     During the three-month period ended September 30, 2000, we sold 243,067 shares of common stock, 254,065 shares of Series B preferred stock, 1,875,403 shares of Series C preferred stock, and 154,064 shares of Series D preferred stock to our customers and service providers upon the exercise of warrants in exchange for an aggregate of approximately $3,233,948 in cash. The securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) of Securities Act of 1933 and Regulation D under the Securities Act of 1933 as transactions by an issuer not involving a public offering.

(b)  Use of Proceeds from Registered Securities.

     On September 25, 2000, in connection with our initial public offering, a Registration Statement on Form S-1 (File No. 333-35938) was declared effective by the Securities and Exchange Commission, pursuant to which 11,500,000 shares of our common stock were offered and sold for our account at a price of $23.00 per share, generating gross offering proceeds of $264.5 million. The managing underwriters were Goldman, Sachs & Co., Chase Securities Inc., Robertson Stephens, Inc. and JP Morgan Securities Inc. Our initial public offering closed on September 29, 2000. After deducting approximately $18.5 million in underwriting discounts and approximately $3.2 million in other related expenses, the net proceeds of the initial public offering were approximately $242.8 million. We did not pay directly or indirectly any of the underwriting discounts or other related expenses of the initial public offering to any of our directors or officers, any person owning 10% or more of any class of our equity securities, or any of our affiliates.

     We have not yet used any funds from the initial public offering. We expect to use the net proceeds from the initial public offering for general corporate purposes, including working capital, expansion of our sales and marketing organization, and capital expenditures. We may also use a portion of the net proceeds from this offering to acquire or invest in businesses, technologies or products that are complementary to our business. We currently have no commitments or agreements with respect to any acquisitions or investments. We have not determined the amounts we plan to spend on any of the uses described above or the timing of these expenditures. Pending our use of the net proceeds, we intend to invest them in short-term, interest-bearing, investment-grade securities.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

(a) In August 2000, we reincorporated from California into Delaware by merging with our wholly-owned subsidiary that was organized under the laws of Delaware, which is referred to as CoSine Delaware. Prior to our reincorporation, our stockholders approved by written consent the following matters in July 2000, all of which were reflected in our Registration Statement on Form S-1 (file no. 333-35938) or documents filed as exhibits thereto. In addition, we approved each of these matters as the sole stockholder of CoSine Delaware prior to the reincorporation, pursuant to a written consent in June 2000. The number of shares for which consents were received approving, the number of shares for which consents were not received or abstaining, and the number of shares for which consents were received but voting against the proposal, for each of the approved matters is indicated below.


       1. REINCORPORATION IN DELAWARE. Changing our state of incorporation from California to Delaware by means of our merger with and into CoSine Delaware, including the adoption of the Agreement and Plan of Merger and the First Amended and Restated Certificate of Incorporation and Bylaws of CoSine Delaware. For this proposal, we sought approval of a majority of the outstanding shares of common stock entitled to vote, voting as a separate class, and a majority of the outstanding shares of each series of preferred stock entitled to vote, voting on an as-converted basis and as separate series.

                                                                      Abstained
                                                                         or
                                            For         Against       Not Voted
                                        ----------      -------       ---------
Common Stock ........................   13,646,946            0       6,199,196
Series A Preferred Stock ............    5,662,500            0       1,837,500
Series B Preferred Stock ............    9,206,802            0       3,728,216
Series C Preferred Stock ............   19,748,939            0       4,754,738
Series D Preferred Stock ............   14,754,273            0       2,988,980
Series E Preferred Stock ............    3,465,838      110,700       1,200,829

       2. INDEMNITY AGREEMENTS. Authorizing us to enter into indemnity agreements with our directors and officers following the closing of our initial public offering, and approving the form of indemnity agreement. For this proposal, we sought the approval of a majority of the outstanding shares of common stock and preferred stock entitled to vote, voting on an as-converted basis together as a single class.

                                                                      Abstained
                                                                         or
                                            For         Against       Not Voted
                                        ----------      -------       ---------
Common Stock and
  Preferred Stock on an
  As-Converted Basis ................   66,477,488       89,843      20,627,426

       3. ADOPTION OF 2000 STOCK PLAN. Adoption of the 2000 stock plan and the authorization and reservation for issuance under the 2000 stock plan of 2,500,000 shares of common stock, plus any shares reserved but unissued under our 1997 stock plan immediately prior to the closing of our initial public offering, plus any shares otherwise returned to the 1997 stock plan after the closing of our initial public offering as a result of the termination of options or repurchase of shares issued under the 1997 stock plan, and plus an automatic increase in the number of shares authorized and reserved for issuance under the 2000 stock plan, on October 1,2000 and each anniversary thereafter, of the lesser of 12,500,000 shares, 5% of the outstanding shares of common stock on that date, or an amount determined by the board of directors. For this proposal, we sought approval of a majority of the outstanding shares of common stock and preferred stock entitled to vote, voting on an as-converted basis and together as a single class.

                                                                      Abstained
                                                                         or
                                            For         Against       Not Voted
                                        ----------      -------       ---------
Common Stock and
  Preferred Stock on an
  As-Converted Basis ................   66,580,373            0      20,614,384

       4. ADOPTION OF 2000 DIRECTOR OPTION PLAN. Adoption of the 2000 director option plan and the authorization and reservation for issuance under the 2000 stock plan of 400,000 shares of common stock, plus an automatic increase in the number of shares authorized and reserved for issuance under the plan, on the first day of our fiscal year beginning in 2001 and each anniversary thereafter, of the lesser of the number of shares of common stock granted under the plan in our prior fiscal year or an amount determined by the board of directors. For this proposal, we sought approval of a majority of the outstanding shares of common stock and preferred stock entitled to vote, voting on an as-converted basis and together as a single class.

                                                                      Abstained
                                                                         or
                                          For           Against       Not Voted
                                          ---           -------       ---------
Common Stock and
  Preferred Stock on an
  As-Converted Basis ................   63,806,939    2,531,852       20,855,966

       5. ADOPTION OF 2000 EMPLOYEE STOCK PURCHASE PLAN. Adoption of the 2000 employee stock purchase plan and the authorization and reservation for issuance under the plan of 2,500,000 shares of common stock, plus an automatic increase in the number of shares authorized and reserved for issuance under the plan, on the first day of our fiscal year beginning in 2001 and each anniversary thereafter, of the lesser of 5,000,000 shares, 2% of the outstanding shares of common stock on that date or an amount determined by the board of directors. For this proposal, we sought approval of a majority of the outstanding shares of common stock and preferred stock entitled to vote, voting on an as-converted basis and together as a single class.

                                                                      Abstained
                                                                         or
                                          For           Against       Not Voted
                                          ---           -------       ---------
Common Stock and
  Preferred Stock on an
  As-Converted Basis ................   66,589,331            0       20,605,426

       6. ADOPTION OF SECOND AMENDED AND RESTATED CERTIFICATE OF INCORPORATION. Adoption of the Second Amended and Restated Certificate of Incorporation of CoSine Delaware, which we filed with the Delaware Secretary of State following our reincorporation and initial public offering. For this proposal, we sought approval of a majority of the outstanding shares of common stock and preferred stock entitled to vote, voting on an as-converted basis and together as a single class.

                                                                      Abstained
                                                                         or
                                          For           Against       Not Voted
                                          ---           -------       ---------
Common Stock and
  Preferred Stock on an
  As-Converted Basis ................   66,280,940    214,423         20,699,394

       7. RATIFICATION OF APPOINTMENT OF ERNST & YOUNG LLP. Ratification of the appointment of Ernst & Young LLP as our independent auditors for the year ending December 31, 2000. For this proposal, we sought approval of a majority of the outstanding shares of common stock and preferred stock entitled to vote, voting on an as-converted basis and together as a single class.

                                                                      Abstained
                                                                         or
                                          For           Against       Not Voted
                                          ---           -------       ---------
Common Stock and
  Preferred Stock on an
  As-Converted Basis ................   66,468,223            0       20,726,534

Item 5.  Other Information

None.

Item 6:  Exhibits and Reports on Form 8-K

    (a) Exhibits:

       Exhibit
       Number           Description of Document
       -------          -----------------------
         3.1            Second Amended and Restated Certificate of
                        Incorporation.

         3.2 Bylaws (incorporated by reference to exhibit 3.3 to CoSine's registration statement on Form S-1 (file no.
                        333-35938) effective September 25, 2000).

        27.1            Financial Data Schedule.

     (b) Reports on Form 8-K.

         None.

                                    SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        COSINE COMMUNICATIONS, INC.

Dated: November 14, 2000                By:  /s/ Craig B. Collins
                                           -------------------------------------
                                           Craig B. Collins,
                                           Chief Financial Officer
                                           (Authorized Officer and
                                           Principal Financial and
                                           Accounting Officer)

                                 EXHIBIT INDEX

       Exhibit
         No.                        Document
         ---                        --------

         3.1            Second Amended and Restated Certificate of
                        Incorporation.

         3.2 Bylaws (incorporated by reference to exhibit 3.3 to CoSine's registration statement on Form S-1 (file no. 333-35938) effective September 25, 2000).

        27.1            Financial Data Schedule.