Form 10-K
period 2000-12-31
COSINE COMMUNICATIONS INC
filed 2001-04-02
CIK 1060824

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)

      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

       REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: (650) 637-4777

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $.0001 PAR VALUE
                             (TITLE OF EACH CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Although the Registrant has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the period that the Registrant was required to file such reports, the Registrant did not become subject to such filing requirements until the registration of certain shares of its Common Stock pursuant to a Registration Statement on Form S-1 which was declared effective by the Securities and Exchange Commission on September 25, 2000.

     As of February 28, 2001, there were 103,525,166 shares of the Registrant's Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant (based on the closing price for the Common Stock on the Nasdaq National Market on February 28, 2001) was $740,291,000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the definitive Proxy Statement for CoSine's Annual Meeting of Stockholders to be filed within 120 days of CoSine's year end.

     Exhibit index on pages 60 - 61.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                          COSINE COMMUNICATIONS, INC.

                                   FORM 10-K
                          YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   12
Item 3.   Legal Proceedings...........................................   12
Item 4.   Submission of Matters to a Vote of Security Holders.........   12
Executive Officers of the Registrant..................................   13

                                  PART II
          Market for Registrant's Common Stock and Related Stockholder
Item 5.   Matters.....................................................   14
Item 6.   Selected Financial Data.....................................   15
          Management's Discussion and Analysis of Financial Condition
Item 7.   and Results of Operations...................................   16
          Quantitative and Qualitative Disclosures about Market
Item 7A.  Risk........................................................   27
Item 8.   Financial Statements and Supplementary Data.................   27
          Changes in and Disagreements with Accountants on Accounting
Item 9.   and Financial Disclosure....................................   55

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   55
Item 11.  Executive Compensation......................................   55
          Security Ownership of Certain Beneficial Owners and
Item 12.  Management..................................................   55
Item 13.  Certain Relationships and Related Transactions..............   55

                                  PART IV
          Exhibits, Financial Statement Schedules and Reports on Form
Item 14.  8-K.........................................................   56
Supplemental Financial Information....................................   57
Signatures............................................................   59
Exhibit Index.........................................................   60

           SAFE HARBOR STATEMENT UNDER PRIVATE SECURITIES LITIGATION
                               REFORM ACT OF 1995

     In addition to historical information, this report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. We use words such as "anticipate," "believe," "plan," "expect," "future," "intend" and similar expressions to identify forward-looking statements. Factors that might cause such a difference include, but are not limited to, product development, commercialization and technology difficulties, manufacturing costs, the impact of competitive products, pricing pressures, changing customer requirements, timely availability and acceptance of new products, changes in economic conditions in the various markets we serve and those factors discussed in the section entitled "Management's Discussion and Analysis of Financial Position and Results of Operations -- Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in fiscal year 2001.

                                     PART I

ITEM 1. BUSINESS

                                    OVERVIEW

     We develop, market and sell a communications platform designed to enable network service providers to rapidly deliver computer applications and communications services from within their networks. Examples include:

     - virtual private networks, or VPN's, which are secure private networks that run on the Internet and other communications networks;

     - firewalls, which are security programs designed to prevent unwanted network traffic; and

     - secure broadband access, which is secure high-speed access to the Internet and other communications networks.

     Our IP, or Internet protocol, service delivery platform consists of three independent elements: our IPSX 9000(TM) service processing switch (IPSX 9000), InVision(TM) service management system (InVision) for network management and InGage(TM) customer network management software (InGage).

     Our platform is designed to:

     - allow delivery of applications and services simultaneously to thousands of subscribers;

     - help address the cost, management complexity and scalability issues of service delivery; and

     - reduce the need for equipment on a customer's premises to provide these applications and services.

                              INDUSTRY BACKGROUND

     Data networks, including the Internet, have rapidly evolved to become critical for the communications needs of many businesses and consumers. The explosive growth in the number of users and applications has created an enormous need for communications bandwidth. Numerous service providers have emerged to offer high-speed connectivity services to businesses and consumers. These service providers are building high-capacity networks using the latest broadband access, switching and routing products from both traditional and emerging communications equipment vendors.

     As new entrants in the service provider market emerge, the delivery of high-speed connectivity is becoming intensely competitive. This competition is making it difficult for service providers to differentiate their service offerings on price alone.

     As businesses have become more dependent on the Internet and other data networks, they are increasingly seeking other communications services in addition to high-speed connectivity. To enable these services, a secure and reliable networking environment is required. The Internet, however, suffers from an inherent lack of security and dependability, which businesses have struggled to overcome by using technologies installed on customer premises equipment, or CPE. These technologies include firewalls, computer virus detection, intrusion detection, which is the detection of unauthorized network access, and encryption, which is the coding of data for security purposes. Businesses use additional CPE as more services are needed. This equipment can be costly to install and maintain, requiring large numbers of expensive networking personnel to manage. We believe that most businesses will have difficulty implementing these new technologies and that many businesses will increasingly seek to outsource these activities.

     Network service providers have begun to provide management of CPE to address this demand and achieve three important business objectives:

     - attracting subscribers through differentiated services that can be layered on top of basic high-speed connectivity services;

     - increasing revenue from business subscribers who are demanding additional services; and

     - reducing subscriber turnover, because customers must consider the total cost of replacing multiple services and to evaluate the risk of moving critical business services to a new service provider.

     Although network service providers have started to offer additional services through the CPE-based approach, this approach is subject to a number of limitations.

                      THE PROBLEMS OF A CPE-BASED APPROACH

     Each customer site requires multiple pieces of on-site equipment provided by numerous vendors. This equipment enables various functions, including routing, firewall protection and detection of unauthorized intrusion.

     We believe that the CPE-based model creates the following challenges that constrain the delivery of services for both network service providers as well as their customers.

     High Cost to Install and Manage. Installing and managing equipment located at dispersed customer sites can result in high costs for both service providers and their customers. Each new customer site or service requires new CPE, or the modification of existing CPE, as well as on-site service calls. This approach is costly and time consuming and often leads to delays in establishing service. Both service providers and their subscribers can incur significant maintenance and monitoring expenses for the CPE and for expensive personnel needed to manage these complex networks.

     Difficult to Expand. We believe that the CPE-based service delivery model is difficult to expand because on-site installation is required for each new site or service. Implementation challenges increase significantly as new services and devices are added, since each new network site must be connected to all existing network sites.

     Limited Network Services. In a CPE-based model, a subscriber's data is typically encrypted before entering the service provider's network. This encryption limits the service provider to simple data transmission because additional services must be implemented before encryption.

     Difficult to Integrate. CPE-based services often involve the integration of hardware and software from a variety of vendors. We believe that integrating and ensuring compatibility among diverse hardware and software is a significant challenge.

     Inconsistent Quality of Service. Service providers may have difficulty offering consistent quality of service across all of these disparate network devices and implementing and supporting agreed levels of service.

            THE NEED FOR A NEW NETWORK-BASED SERVICE DELIVERY MODEL

     We believe that the problems with CPE-based service delivery models have created a significant need for service providers to offer network-based services that operate on equipment located within the service providers' networks. Delivering services in this manner requires the creation of a new and more intelligent network, through which services can be delivered quickly and cost-effectively. It also must serve thousands of customer sites from within a service provider's network, without the need for equipment to be installed or managed on customers' premises. We believe that this network must also be based on an open architecture, which will support network standards and allow for the implementation of third-party applications.

LIMITATIONS OF EXISTING NETWORK-BASED APPROACHES

     Relocation of Customer Premises Equipment. While reducing the installation and management costs resulting from broad geographic dispersion of CPE, relocating this equipment in the service providers' facilities does not fully address the remaining problems of CPE-based approaches. For example, this approach introduces costs incurred in requiring large numbers of devices to be located in the already constrained space of the service providers' facilities.

     Carrier Switches and Routers. Switches and routers used by service providers are specifically designed to forward packets of data through networks. We believe that this equipment lacks the flexibility and general-purpose computing capacity necessary to directly provide a wide range of services.

     Large General-Purpose Computers. Large general-purpose computers, commonly used in computer data centers, do not have routing capabilities or network access interfaces and are not designed specifically for data forwarding. We believe that these computers do not have the network management and operational systems required to meet stringent service provider standards.

NEED FOR AN OPEN ARCHITECTURE

     Most of today's network equipment is designed around proprietary architectures and operating systems. This equipment has not been designed to support the use of third-party applications in the network. Since network equipment vendors generally do not maintain core competencies in all application technologies, we believe that service providers need a system that employs an open architecture, facilitating the development of new applications and the adaptation of existing applications by third parties, for use on that device. An open architecture also allows service providers to rapidly change services and implement new applications without having to replace existing equipment.

     We believe there is substantial demand for systems that enable the delivery of network-based services and applications in a scalable and reliable manner.

                       THE COSINE COMMUNICATIONS SOLUTION

     Our IP service delivery platform provides a solution that is designed to allow service providers to build intelligent data networks and deliver a variety of third-party applications to their end-users. Intelligent data networks are those designed to deliver applications from within a network without the need for specialized CPE.

     Our service delivery platform is designed to deliver applications to thousands of subscribers simultaneously.

     Our IP service delivery platform consists of three independent key elements: our IPSX 9000 service processing switch, InVision service management system and InGage customer network management software. We began shipping the IPSX 9000 and InVision in the first quarter of 2000 and began shipping InGage later in 2000.

     We believe our products will offer the following benefits for service providers and their customers:

     - the ability for service providers to increase revenue by delivering a variety of services to their customers;

     - faster availability of new services for delivery by service providers;

     - reduced operating expenses for service providers through automated delivery, customer activation, centralized billing and fewer on-site service calls;

     - the ability of service providers to attract new customers and reduce customer turnover;

     - the ability for subscribers to monitor and control services;

     - reliability and scalability;

     - software-based network management capabilities for service providers and their customers;

     - a flexible open architecture that can support third-party applications and services; and

     - the ability to support and operate with existing network standards and applications.

     Our IP service delivery platform is designed for a wide range of service providers that potentially includes traditional local, regional, national and international communications carriers, IP carriers and ISPs, or Internet service provider.

                                    STRATEGY

     Our objective is to become the leading supplier of carrier network equipment designed to deliver profitable applications and services seamlessly from within a service provider's network. The key elements of our strategy are:

     - Use Our Architecture to Offer Third-Party Services and Applications. The open architecture approach of the IPSX 9000 enables us to offer service providers the capability of using third-party software technologies. We offer several of these technologies from a number of software providers. Our goal is to continue developing relationships with additional third-party software providers to expand our portfolio of services.

     - Establish Our Platform as the Leading Solution in Key Markets. We focus on achieving commercial acceptance of our products by customers representing various types of service providers to allow us to demonstrate and validate distinct applications. We believe that early success with these customers will better enable us to market our products to other similar service providers, which will enable us to establish our products as their primary service delivery platform.

     - Work Closely with Customers to Facilitate New Services. We work closely with our customers to develop features to meet their complex and distinct needs. We believe that our customers' input and cooperation are essential to the design of our platform and its use in their networks.

     - Expand Sales, Distribution, Support and Service Capabilities. We intend to rapidly expand our domestic and international sales and distribution capabilities. We have built a team of support and service professionals to assist our customers with the design, implementation and efficient operation of our platform within their networks.

     - Develop New Technologies and Products. We have developed a modular and scalable hardware and software architecture that we believe will allow us to rapidly develop future products and enhancements. We intend to continue our significant investment in research and development to create new technologies and products.

     - Pursue Strategic Alliances and Acquisitions. We intend to expand our products and services through selected acquisitions and alliances. These may include acquisitions of complementary products, technologies and businesses that enhance our technology leadership and product breadth. We also believe that working with companies that provide complementary products or services for intelligent data networks will assist us in bringing greater value to our customers.

                            PRODUCTS AND TECHNOLOGY

IP SERVICE DELIVERY PLATFORM

     In January 2000, we released our IPSX 9000 and InVision for general availability and we released InGage later in 2000.

     Our products are offered in various configurations and combinations depending on the size of the service provider and the specific service offerings. The IPSX 9000 comes with the operating system software already loaded. A network service provider may buy the IPSX 9000 with no additional software applications. However, the IPSX 9000 will often be ordered with InVision. The InGage software can be purchased at a later date as the service providers' customers request network management capability. Additional IPSX 9000 service processing switches may also be purchased at a later date.

     The operating system software is loaded into the IPSX 9000 at the time of manufacture. As the product is fully functional at the time of shipment, no significant installation services are necessary once the product has been received at the customer's site.

IPSX 9000 SERVICE PROCESSING SWITCH

     Our IPSX 9000 combines the functionality of high-performance networking hardware, distributed computing hardware and operating system software. It is designed to be installed in a service provider's facility and is the product from which services are delivered.

     Our platform is based on a computing architecture that allows distributed computing to occur simultaneously within a multi-processor system. This approach combines the computing power of multiple computer processors, or processing engines, to deliver the performance of a more powerful computing system.

     This approach, which is designed to be scalable, allows additional processing resources to be added as they are needed. Our architecture enables applications to be distributed among available processing resources. These processing resources are located within processing engines on printed circuit board assemblies, which we refer to as blades.

     IPSX Hardware Architecture. The IPSX hardware architecture involves two key design elements, our chassis design and blade design, that create a modular and flexible platform.

     Our chassis design provides a total of 26 slots for system blades, 13 in the front and 13 in the rear. This chassis supports four types of system blades:

     - access blades -- interfaces to subscriber networks;

     - trunk blades -- interfaces to the carrier backbone;

     - processing blades -- multiple processing engines for service applications; and

     - control blades -- processing for shelf management and administrative functions.

     Access, trunk and control blades can also support multiple processing engines for the delivery of services.

     IPNOS Software. Our operating system software, or IPNOS, is designed to provide:

     - real-time processing, which allows the IPSX 9000 to perform its functions without significant delay;

     - an object-oriented environment, which provides a simple framework for multiple instances of the same application to operate securely and independently;

     - fault-tolerance, with the goal that if any component fails, a backup will immediately take its place with no loss of service; and

     - distributed computing, which spreads applications and data over multiple processors at the same time.

     IPNOS combines the capabilities of real-time operating system software typically found in networking infrastructure products with the capabilities of large scale general-purpose computing operating system software typically found in large scale general-purpose computers and traditional servers. IPNOS is a distributed operating system designed to allow applications to easily take advantage of our processing capabilities.

     IPNOS is designed to support high-performance routing and data transmission. It also provides an application programming interface, or API, which is designed to allow applications to be adapted and transferred from traditional general-purpose operating systems, such as UNIX or Windows. Finally, IPNOS provides a framework for secure system communications.

INVISION SERVICE MANAGEMENT SYSTEM

     InVision is a scalable network management software product designed to allow service providers to manage our IP service delivery platforms and the services being offered to their customers. It is designed to be installed in the service provider's network operations center and provides a broad range of management services for each application. It also enables service providers to develop templates and tools to facilitate the process of delivering new services.

     InVision is designed for scalability to meet the needs of the largest service provider networks and conforms to telecom industry network management standards. The InVision system runs on the Sun Solaris and Microsoft Windows NT operating systems. InVision also is designed to operate with network management systems from Hewlett-Packard Company, Concord Communications, Inc., VERITAS Software Corporation and Micromuse Inc.

INGAGE CUSTOMER NETWORK MANAGEMENT

     InGage is designed to be a scalable network management software product, allowing subscribers to securely manage their services through an interface that can be securely accessed through the Internet. We expect InGage to enable a subscriber to remotely manage services without affecting the services of any other subscriber and monitor the usage of various services. We expect InGage to provide subscribers with the ability to activate various service capabilities directly without contacting the service provider. We began shipping InGage, an optional enhancement to our service delivery platform, during 2000.

IPSX SERVICE APPLICATIONS

     A service provider can deliver a variety of service applications running on our platform based on individual subscriber needs. Our IP service delivery platform is designed to enable each service to be available independently and privately for each enterprise subscriber.

     Although we license many of our service applications from application software vendors, we have also developed several of our own enterprise subscriber service applications. We plan to continue to add new services developed internally as well as by third parties. The table below shows service applications available for use on our IP service delivery platform.

     APPLICATION CATEGORY             COSINE-DEVELOPED         THIRD-PARTY-DEVELOPED (LICENSOR)
     --------------------             ----------------         --------------------------------
       Access Protocol                   Cisco HDLC            Frame Relay (Harris and Jeffries)
                                   Ethernet VLAN -- 802.1Q              ATM (Trillium)
                                      Packet-Over-SONET                PPP (RouterWare)
       Virtual Routing                 Static Routing                 RIP V1/V2 (Epilog)
                                                                          Phase2:ISIS
                                                                       Nexthop BGP, OSPF
                                                                         Netplane MPLS
           Security              Network Address Translation  Proxy Firewall (Network Associates)
                                        Packet Filter                     IPSec (SSH)
                                         Encryption
Broadband and Dial Aggregation              PPTP                    Windriver -- L2TP, PPOE
                                           PPPoATM
          Emulation                       FRoIPSec
                                      Virtual FR Switch

                           SERVICE OFFERING EXAMPLES

     Our IP service delivery platform can provide the following network applications:

     - enterprise VPN service;

     - wholesale VPN service;

     - secure broadband service;

     - combined traditional and IP networking service; and

     - frame relay transported over IP service.

ENTERPRISE VIRTUAL PRIVATE NETWORK SERVICE

     Our platform is designed to enable service providers with IP backbone networks to offer their enterprise subscriber's VPN services without the need for costly CPE. Using traditional connections, enterprise subscribers can access our IP service delivery platform located at their service provider's closest facility. Each IPSX 9000 acts as a private aggregation point for these connections and can provide secure routing services between all of a customer's sites within a virtual network.

     Service providers can install our platform at the edge of their networks to reduce the distance that must be traversed using costly traditional connections from each enterprise subscriber to the nearest service provider facility. Once the traffic reaches the IPSX 9000, our service delivery platform can provide encryption and authentication services. The traffic can then be securely transmitted less expensively over public IP networks or the Internet.

WHOLESALE VPN SERVICE

     A wholesale ISP which provides wholesale VPN and other services to regional ISPs, can use our IP service delivery platform to offer these regional ISPs services for resale to their subscribers. ISPs using CPE-based encryption cannot easily offer network-based services because traffic is encrypted on the customer's premises before being sent to the network. Once encrypted by the customer, the service provider cannot interpret the contents of the packet and, as a result, cannot layer on any services.

     When CPE-based encrypted traffic from a customer site is directed by the regional ISP to our IPSX 9000 within the wholesale ISP's network, the wholesale ISP can decrypt the traffic and offer services on behalf of regional ISPs. The wholesale ISP can then re-encrypt the traffic and forward it to its next destination. This allows the regional ISP to offer a wide range of services to its customers from the wholesale ISP's network in a cost-effective, scalable manner.

SECURE BROADBAND SERVICE

     Broadband local access carriers installing digital subscriber line, or DSL, cable modem or broadband wireless data services control consumer and business access to the Internet and other data networks. These carriers are very often in the position of providing wholesale broadband access to their service provider customers. We believe that wholesale broadband connectivity is becoming a commodity, and these data carriers are seeking ways to lower costs of providing this connectivity and to increase revenues through services. Our platform is designed to enable broadband data carriers to provide traffic aggregation and service switching. Additionally, our platform potentially lowers the cost of operation for carriers by allowing them to transport the aggregated traffic over IP networks instead of using traditional connections to reach their wholesale customers.

     Our platform also gives data carriers and their service provider customers several new revenue-generating opportunities.

COMBINED TRADITIONAL AND IP NETWORKING SERVICE

     Many traditional domestic and international carriers have invested in frame relay and asynchronous transfer mode, or ATM, network equipment. Frame relay is a data communications service, which puts data into variable-sized units for transmission, while ATM is a communications switching technology that organizes data into standard-sized units for transmission. We believe that these networks and the enterprises using them will continue to grow. Large enterprise customers using these networks generally cannot afford to quickly transition their entire organization to a new IP-based network. Our platform is designed to enable traditional service providers to use their frame relay or ATM networks to emulate IP networks and offer network-based services. We believe that this will enable service providers to pursue revenue opportunities from new services using their significant investments in equipment.

FRAME RELAY TRANSPORTED OVER IP

     We believe that IP service providers will sometimes need to offer services enabling frame relay traffic to be transported over IP. We believe that these service providers are likely to continue to have customers that need to use traditional services to transport many traditional protocols, such as Novell, Inc.'s IPX. Although we believe that these services will not grow as quickly as next generation services, frame relay connections are likely to continue to grow with the volume of traffic from large enterprises. Our IPSX 9000 is designed to permit frame relay traffic to be carried without requiring an IP-based carrier to invest in any frame relay equipment.

                                   CUSTOMERS

     During the year ended December 31, 2000, we recognized revenue from seven customers, three of whom -- AduroNet Ltd., a British company, Nissho Electronics, a Japanese company and Qwest Communications -- each accounted for more than 10% of our revenue. Also during 2000, we were actively involved with 24 prospective customers who had either lab or field trials underway, or had completed trials and were finishing their business plans before awarding purchase orders. We had additional demand for 25 customer evaluations in our labs for the first quarter of 2001. It is not possible to predict whether these prospective customers who are in or awaiting evaluation or trial will award purchase orders.

     Currently a small number of customers account for a substantial portion of our revenues, and the loss of any one customer can have a material impact on our operations. In February 2001, AduroNet became insolvent and subsequently filed for provisional liquidation under British law. We therefore do not expect to receive any future orders from AduroNet, and the equipment we sold to them will likely be placed on the market at a discount. As of December 31, 2000, CoSine accrued a bad debt provision of $0.6 million in anticipation of not collecting any remaining accounts receivable from this customer. Additionally, as of December 31, 2000, deferred post-contract service revenue related to AduroNet amounted to $3.5 million which we will continue to amortize over the original service period, pending final resolution of the AduroNet liquidation proceeding.

                              SALES AND MARKETING

     We sell our products through our direct sales organization and through resellers that target specific countries and international partners. At December 31, 2000, we had 98 people in our sales and marketing organization.

     We devote substantial sales and marketing resources to customer evaluations and trials. The leading edge technology of our IP service delivery platform and the complexity of the networks in which it is installed and integrated may often require extensive evaluation periods and trials to be conducted by our customers at customer-designated locations. We currently have two sales laboratories located in Europe and Asia in addition to our facilities in Redwood City, California for use by our prospective customers in evaluating our products. Because of the complexity of testing our products and services and the nature of the equipment required, our prospective customers often do not have the resources to efficiently evaluate our products. Therefore, we are currently seeking to expand our sales laboratories to provide our prospective customers with greater resources to commence and conclude evaluation and trial efforts necessary for them to make a decision to purchase our products. These evaluations and trials require support from our highly trained systems engineers and service and support personnel and generally take approximately eight to 14 months. We anticipate that customer evaluations and trials will continue to require a substantial amount of our sales and marketing resources.

DIRECT SALES

     Our North American direct sales organization is divided into western, central and eastern regions and concentrates on network service providers offering IP-based services. Territory sales managers cover specified geographies, and account managers focus on large individual customers. Both types of sales managers work with our global sales and support organization systems engineers to provide customers with network design and build-out proposals. Sales and account managers are directed by regional vice presidents in the western, central and eastern regions who report directly to the vice president of Americas sales.

     As part of our direct selling model, we use our field sales, engineering and executive personnel to establish multiple contacts within a potential customer's business organization. We believe that maintaining ongoing customer relationships with key individuals in a customer's engineering, operations, marketing and executive departments is important to our success.

INTERNATIONAL SALES AND RESELLERS

     We believe that to effectively market our products in other countries, we need to use local sales organizations that understand the business and network environment in their countries. We expect that the international sales organizations and resellers that we have selected will enhance our ability to sell our products in complex international environments and provide high quality support for our foreign customers.

                          CUSTOMER SERVICE AND SUPPORT

     Customer service and support play a key role in ensuring our customers' success in using the IP service delivery platform. The goal of our service organization is to enable service providers to generate sustainable new revenues in a short period of time. We seek to achieve this goal by providing a comprehensive set of service offerings ranging from professional services targeted at network architecture, design and installation to product support. Our support offerings include hardware and software warranty services, access to our technical assistance center, on-site network engineers and technical information and assistance.

     Our professional services include consulting offerings designed to support service providers from initial planning through implementation and ongoing operation. Our network engineers and consultants are skilled in network design and architecture, VPN technologies, IP security, IP routing protocols and network performance and availability.

     At December 31, 2000, we had 59 employees in our customer service and support organization.

                            RESEARCH AND DEVELOPMENT

     We have a team of skilled engineers with extensive experience in designing:

     - scalable Internet software;

     - high performance computing platforms;

     - application specific integrated circuits with advanced packaging technologies;

     - network communications protocols;

     - Internet security protocols;

     - Internet firewalls;

     - managed network services;

     - operating system design; and

     - network management software.

     Our engineers have come from data networking, computer systems, computer security and telecommunications companies. Our research and development group is organized into teams that work on multiple generations of products. We seek to offer our customers new products as they are needed, as well as enhancements to existing products.

     We plan to enhance our core technology and develop additional applications for our IP service delivery platform. We are dedicating substantial resources to the development of new features for the IPSX 9000. The design phase of these features is expected to have a minimum nine to 12 month development cycle.

     Our research and development efforts are driven by the availability of new technology, market demand and customer feedback. We have invested significant time and resources in creating a structured process for undertaking all product development projects. Following an assessment of market demand, our research and development team develops a set of functional product specifications based on input from the product management, sales and service organizations. This process is designed to provide a framework for defining and addressing the steps, tasks and activities required to bring product concepts and development projects to market.

     We work closely with our customers to determine the features and functionality they want from our products. We use their feedback to define and prioritize our product development efforts. To further the development of additional applications for our IP service delivery platform, we intend to continue working with current and potential customers to develop products that address the needs of the market.

     At December 31, 2000, we had 244 employees in our research and development group.

     Our research and development expenses totaled $91.2 million, $27.3 million and $7.4 million for the years ended December 31, 2000, 1999 and 1998, respectively.

                                 MANUFACTURING

     During 2000, we outsourced manufacturing to three contract manufacturers:
Solectron, SMTC Manufacturing and Sonic Manufacturing. These suppliers procure material and assemble and test all printed circuit boards and chassis assemblies used in our products. These printed circuit boards and chassis assemblies are delivered to our Redwood City, California facilities, where we perform the final testing, packaging and shipping. Our manufacturers produce our products within 30 miles of our Redwood City facilities. All manufacturing is done on a purchase order basis. We anticipate that Solectron will provide additional manufacturing services through systems integration, test and direct shipment to our customers.

     We believe that our use of outsourced manufacturing minimizes the space and inventory investment needed for manufacturing operations and enables us to:

     - adjust manufacturing volumes quickly to meet changes in customer demand;

     - focus on production planning and key commodity management; and

     - take advantage of the purchasing power of our contract manufacturers.

     The use of third-party contract manufacturers can result in interruptions in our manufacturing operations if our relationships with these parties are terminated or they are unable or unwilling to produce sufficient quantities of products in a timely manner and at satisfactory quality levels. Also, we rely on single or limited sources for various key components, and the loss or delay of these sources could also interrupt our manufacturing operations. See "Risk Factors."

     At December 31, 2000, we had 31 employees in our manufacturing operations group.

                                    BACKLOG

     CoSine's backlog includes purchase orders from customers with approved credit status, representing products and services we plan to deliver within 12 months, plus our current balance of deferred revenue. At December 31, 2000, our backlog totaled $15,020,000.

     After the successful completion of a customer evaluation and trial, there is generally a short time between order and shipment. In addition, customers occasionally change delivery schedules or cancel orders. As a result, we do not believe that backlog, as of any particular date, is necessarily indicative of actual revenues for any future period. However, we expect that most of our future sales will come from the successful completion of customer evaluations and trials. We were engaged in 24 evaluations and trials during 2000, and we expect to commence additional evaluations and trials in future periods.

                                  COMPETITION

     The networking equipment business is extremely competitive, with numerous vendors offering products that enhance the functionality of a service provider's network. Because our IP service delivery platform enables a broad suite of services, our capabilities place us in direct competition with a variety of networking equipment vendors who can offer specific products addressing these customer needs.

     In specific service areas, our competitors include Alcatel, Cisco, Lucent, Nortel and Siemens. Our competitors market and sell products offering VPN capabilities and firewall solutions. These competitors and other new entrants are developing new infrastructure solutions for use within a service provider's network.

     We also compete with companies that provide traditional enterprise products because our IP service delivery platform may reduce the need for these products. These vendors include Check Point Software Technologies, Ltd. and AXENT Technologies, Inc. for firewalls, and VPNet Technologies, Inc. and RedCreek Communications, Inc. for VPN encryption. Although we believe no single competitor is dominant in the market, we believe our single largest competitor is Nortel, which produces the Shasta Network application. Nortel has significant market penetration and sales strength.

     Many of these companies, particularly the large public companies, have substantially greater financial, marketing and development resources. Many of them have existing relationships with network service providers, which will make it more difficult for us to sell our products to those customers. Some competitors may seek to use intellectual property rights to limit our ability to compete.

     We believe that the principal methods of competition in these markets are product performance, reliability, expandability and the ability of a product to deliver cost-effective results. We believe that to be competitive in these markets, we must deliver products that:

     - provide extremely high network reliability;

     - provide high performance capabilities;

     - scale easily and efficiently with minimum disruption to the network;

     - operate with existing network designs and equipment vendors;

     - reduce the complexity of the network by decreasing the need for multiple layers of equipment;

     - provide a cost-effective solution for service providers; and

     - are supported by responsive customer service and support.

     We believe that positive factors pertaining to our competitive position include our technology, the expertise of our research and development personnel, our service and support organization and our intellectual property rights. We believe that negative factors pertaining to our competitive position include our relative newness in the market and the fact that some of our competitors have large financial resources available to promote sales of their products and to develop products more directly competitive with ours.

                             INTELLECTUAL PROPERTY

     Our IPNOS, InVision and InGage software, were developed internally and are protected by United States and foreign copyright laws. Our IP service delivery platform system architecture and hardware were developed internally, and we own all rights to the core interfaces and protocols between subsystems, which are the subject of pending United States patent applications. Currently, we have a total of 10 patent applications pending in the United States relating to the design of our products.

     Although we rely on copyright, patent, trade secret and trademark law to protect our intellectual property, we believe that the technological and creative skills of our personnel, new product developments and frequent product enhancements are essential to maintain our technology leadership.

     We license software from network software application companies for integration into our IP service delivery platform. These licenses are terminable after a specified period or upon the occurrence of specified events. If one or more of these licenses are terminated, we may need to locate and incorporate alternative software providing comparable services to the customer.

     Our success will depend upon our ability to obtain necessary intellectual property rights and protect our intellectual property rights. We cannot be certain that we will be able to obtain the necessary intellectual property rights or that other parties will not contest our intellectual property rights.

                                   EMPLOYEES

     As of December 31, 2000, we had 506 full-time employees, 244 of whom were engaged in research and development, 98 in sales and marketing, 59 in customer support, 74 in general corporate, finance and administration and 31 in manufacturing. None of our employees is represented by a labor union. None of our officers or key employees is bound by an employment agreement for any specific term. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

ITEM 2. PROPERTIES

     CoSine leases approximately 131,000 square feet of office and manufacturing space located in Redwood City and San Carlos, California under operating leases, which expire in July 2001, August 2002 and December 2011. The lease that will expire in July 2001 will not be renewed. We believe the remaining space will be sufficient for our current and anticipated needs through at least December 2001. We have two sales laboratories in Paris and Kuala Lumpur utilizing 8,000 and 3,000 square feet of space, respectively, with leases expiring in 2009 and 2002, respectively. We are actively seeking to establish additional sales laboratory locations.

ITEM 3. LEGAL PROCEEDINGS

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

     On November 8, 2000, net.com filed a complaint against CoSine and two of its employees in the Superior Court of the State of California, San Mateo County. The complaint alleged, among other things, misappropriation of trade secrets known to the two employees who had recently left net.com's employment, unfair competition and intentional interference with contractual relations. The complaint seeks unspecified monetary damages, double and punitive damages and attorney's fees. The parties are currently in settlement discussions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended December 31, 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The names of our executive officers and their ages, titles and biographies appear below. All officers are elected for a term of three years.

            NAME               AGE                          POSITION
            ----               ---                          --------
Dean Hamilton................  38     Chairman, President and Chief Executive Officer
Steve Goggiano...............  48     Chief Operating Officer and Executive Vice President
Craig Collins................  45     Chief Financial Officer and Executive Vice President
Bill Ferone..................  56     Executive Vice President, Worldwide Field Operations
Michael Nielsen..............  39     Senior Vice President, Engineering
Jill Bresnahan...............  38     Vice President, General Counsel and Secretary

     Dean Hamilton has served as Chairman, President and Chief Executive Officer of CoSine since founding CoSine in April 1997. From August 1996 to November 1997, Mr. Hamilton was the general manager of the carrier signaling infrastructure business unit at Ascend Communications, Inc., a telecommunications company. From April 1995 to August 1996, Mr. Hamilton was Co-founder, Chief Executive Officer and President of Subspace Communications, a telecommunications company, which was acquired by Ascend.

     Steve Goggiano has served as Chief Operating Officer since joining CoSine in December 1999. Prior to joining CoSine, Mr. Goggiano held various positions at SGI, formerly known as Silicon Graphics, Inc., a provider of computing systems and software, from 1989 to 1999. These positions included Senior Vice President and General Manager of SGI's Server and Supercomputer division, and Senior Vice President of worldwide manufacturing and customer service. Mr. Goggiano holds a B.S. in Business from San Jose State University.

     Craig Collins has served as Chief Financial Officer and Executive Vice President since joining CoSine in May 2000 and served as Secretary during May 2000. From February 2000 to May 2000, Mr. Collins was Vice President of Corporate Finance and Strategic Planning at JDS Uniphase, a provider of fiber optic components and, from September 1997 to February 2000, he was Vice President and Chief Financial Officer of Optical Coating Laboratory, Inc., which was acquired by JDS Uniphase in February 2000. From December 1993 to June 1996, Mr. Collins was Senior Vice President of Finance and Chief Financial Officer at Nestle Beverage Co. Mr. Collins holds a B.B.A. in Quantitative Methods and a M.S. in Public and Business Administration from the University of Oregon.

     Bill Ferone has served as the Executive Vice President of Global Services and Support since joining CoSine in July 1999. In 2000 Mr. Ferone became Executive Vice President of Worldwide Field Operations. Before joining CoSine, Mr. Ferone was Senior Vice President of Service at Nortel Networks from April 1998 to July 1999. He served as Vice President and later as Senior Vice President of Customer Service at Amdahl Corporation, a wholly owned subsidiary of Fujitsu Limited that is a provider of integrated computing services, from January 1991 to April 1998. Mr. Ferone holds a B.S. in Business from the University of Cincinnati.

     Michael Nielsen has served as Senior Vice President of Engineering since joining CoSine in October 1999. From July 1992 to September 1999, Mr. Nielsen held various positions at SGI, formerly known as Silicon Graphics, Inc., most recently as Vice President of Engineering for the Workstation Division. Mr. Nielsen holds a B.S., a M.S. and a Ph.D. in Electrical Engineering from Stanford University.

     Jill Bresnahan has served as Vice President and General Counsel since joining CoSine in March 2000. Ms. Bresnahan became Secretary of CoSine in May 2000. Prior to this Ms. Bresnahan served 10 years as Senior Division Counsel for SGI, formerly known as Silicon Graphics, Inc., a provider of computing systems and software, and Cray Research, before it was acquired by SGI. Ms. Bresnahan holds a JD from Hamlin University School of Law, and a B. S. in Finance from St. Cloud State University.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our common stock has been traded on the Nasdaq National Market under the symbol COSN since our initial public offering in September 2000. Prior to that time there was no public market for the common stock. According to the records of our transfer agent, we had approximately 7,500 stockholders of record as of March 21, 2001.

     The following table sets forth the high and low sales price of our common stock in each of the last two fiscal quarters since our initial public offering:

                       2000                           HIGH      LOW
                       ----                          ------    ------
Third quarter......................................  $71.00    $53.00
Fourth quarter.....................................  $56.00    $ 9.13

DIVIDEND POLICY

     Our current policy is to retain future earnings, if any, for use in the operations and expansion of the business, and we do not anticipate paying any cash dividends in the foreseeable future.

USE OF PROCEEDS OF REGISTERED SECURITIES

     On September 25, 2000, in connection with our initial public offering, a Registration Statement on Form S-1 (File No. 333-35938) was declared effective by the Securities and Exchange Commission, pursuant to which 11,500,000 shares of our common stock were offered and sold for our account at a price of $23 per share, generating gross offering proceeds of $264.5 million. The managing underwriters were Goldman, Sachs & Co., Chase Securities Inc., Robertson Stephens, Inc. and JP Morgan Securities Inc. Our initial public offering closed on September 29, 2000. The net proceeds of the initial public offering were approximately $242.5 million after deducting approximately $18.5 million in underwriting discounts and approximately $3.5 million in other offering expenses.

     We did not pay directly or indirectly any of the underwriting discounts or other related expenses of the initial public offering to any of our directors or officers, any person owning 10% or more of any class of our equity securities, or any of our affiliates.

     We have not yet used any funds from the initial public offering. We expect to use the net proceeds from the initial public offering for general corporate purposes, including working capital, expansion of our sales and marketing organization and capital expenditures. We may also use a portion of the net proceeds from this offering to acquire or invest in businesses, technologies or products that are complementary to our business. We currently have no commitments or agreements with respect to any acquisitions or investments. We have not determined the amounts we plan to spend on any of the uses described above or the timing of these expenditures. Pending our use of the net proceeds, we intend to invest them in short-term, interest-bearing, investment-grade securities.

RECENT SALES OF UNREGISTERED SECURITIES

     During the fourth quarter ended December 31, 2000, we sold 89,364 shares of common stock to our directors, officers, other employees and consultants upon the exercise of outstanding stock options. In exchange for the shares, we received an aggregate of $6,000 in cash. These securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) of the Securities Act of 1933 and Rule 701 under the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

                                                             YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------
                                                      2000         1999       1998       1997
                                                    ---------    --------    -------    ------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenue...........................................  $  31,107          --         --        --
  Cost of goods sold..............................     23,926          --         --        --
                                                    ---------    --------    -------    ------
Gross profit......................................      7,181          --         --        --
                                                    ---------    --------    -------    ------
Operating expenses:
  Research and development........................     91,180      27,336      7,366        87
  Sales and marketing.............................     53,625       6,077        606        --
  General and administrative......................     24,441       4,980      1,106        47
                                                    ---------    --------    -------    ------
          Total operating expenses................    169,246      38,393      9,078       134
                                                    ---------    --------    -------    ------
Loss from operations..............................   (162,065)    (38,393)    (9,078)     (134)
                                                    ---------    --------    -------    ------
Interest income (expense), net....................      6,194         651       (212)        3
Other income (expenses)...........................          9          21         (3)       --
                                                    ---------    --------    -------    ------
Loss before income tax provision..................   (155,862)    (37,721)    (9,293)     (131)
Income tax provision..............................       (264)         --         --        --
                                                    ---------    --------    -------    ------
Net loss..........................................   (156,126)    (37,721)    (9,293)     (131)
Deemed dividend to series D preferred
  stockholders....................................     (2,500)         --         --        --
                                                    ---------    --------    -------    ------
Net loss allocable to common stockholders.........  $(158,626)   $(37,721)   $(9,293)   $ (131)
                                                    =========    ========    =======    ======
Basic and diluted net loss per common share.......  $   (5.23)   $  (7.49)   $ (4.53)   $(0.25)
                                                    =========    ========    =======    ======
Shares used in computing basic and diluted net
  loss per common share...........................     30,347       5,034      2,051       522
                                                    =========    ========    =======    ======

                                                                   DECEMBER 31,
                                                    ------------------------------------------
                                                      2000         1999       1998       1997
                                                    ---------    --------    -------    ------
                                                                  (IN THOUSANDS)
CONSOLIDATED BALANCES SHEET DATA:
Cash, cash equivalents and short-term
  investments.....................................  $ 288,282    $ 54,586    $ 6,580    $1,301
Working capital...................................    283,027      49,584      2,900     1,238
Total assets......................................    353,928      66,070     11,099     1,443
Long-term obligations, less current portion.......      9,932       7,907      2,710        --
Redeemable convertible preferred stock............         --      89,388      9,823        --
Total stockholders' equity (net capital
  deficiency).....................................    304,763     (38,374)    (6,038)    1,370

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. We use words such as "anticipate," "believe," "plan," "expect," "future," "intend" and similar expressions to identify forward-looking statements. Factors that might cause such a difference include, but are not limited to, product development, commercialization and technology difficulties, manufacturing costs, the impact of competitive products, pricing pressures, changing customer requirements, timely availability and acceptance of new products, changes in economic conditions in the various markets we serve and those factors discussed in the section entitled "Management's Discussion and Analysis of Financial Position and Results of Operations -- Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in fiscal year 2001.

                                    OVERVIEW

     From our incorporation on April 14, 1997 through December 31, 1999, we were a development stage enterprise, and our operating activities were primarily devoted to increasing our research and development capabilities, designing our hardware, developing our software and testing our products. In March 2000, after extensive field-testing of our IP service delivery platform, we recognized revenue from product shipments to our first customers and therefore ceased to be classified as a development stage enterprise. We market our products through our direct sales force and through resellers to service providers in Asia, Europe and North America. We provide customer service and support for our products.

     For the year ended December 31, 2000, we received substantially all of our revenue from three customers for the sales of the IPSX 9000 product and software. Also during 2000, we were actively involved with 24 prospective customers who had either lab or field trials underway, or had completed trials and were finishing their business plans before awarding purchase orders. We had additional demand for 25 customer evaluations in our labs during the first quarter of 2001.

     The market for our IP service delivery platform is new and evolving, and the volume and timing of orders are difficult to predict. A customer's decision to purchase our platform typically involves a significant commitment of its resources and a lengthy evaluation, testing and product qualification process. Long sales and implementation cycles for our platform, may cause our revenue and operating results to vary significantly and unexpectedly from quarter to quarter.

REVENUE RECOGNITION

     We recognize product revenue at the time of shipment, assuming that persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collectibility is probable, unless we have future obligations for installation or require customer acceptance, in which case revenue is deferred until these obligations are met. Our product incorporates software that is not incidental to the related hardware and, accordingly, we recognize revenue in accordance with the American Institute of Certified Public Accountants issued Statement of Position 97-2 "Software Revenue Recognition." For arrangements that include the delivery of multiple products, the revenue is allocated to the various products based on "vendor-specific objective evidence of fair value"
(VSOE). We establish VSOE based on either the price charged for the product when the same product is sold separately or for products not yet sold separately, based on the list prices of such products individually established by management with the relevant authority to do so. Revenue from post-contract support obligations for specified future periods is deferred and recognized on a straight-line basis over the service period. Revenue from consulting services is recognized as the services are provided. Amounts billed in excess of revenue recognized are included as deferred revenue in the accompanying consolidated balance sheets. We reserve for warranty costs based on our projections of the costs of fulfilling our warranty obligations.

IMPACT OF EQUITY ISSUANCES ON OPERATING RESULTS

     Equity issuances had a material impact on our operating results. The equity issuances that affected operating results included warrants granted to customers and suppliers, stock options granted to employees and consultants and stock issued in lieu of cash compensation to suppliers.

     Our revenue is affected significantly by warrants issued to our first three customers, Qwest, AduroNet Ltd. and Broadband Office. These warrants were issued upon receipt of substantial purchase orders which were preceded by a period of cooperation with us in the marketing, development and refinement of our products. For these customers revenue consists of receipts from sales, including equity issued in connection with sales, less receipts for equity issued in connection with sales.

     Our cost of goods sold and operating expenses are also affected significantly by charges related to warrants and options issued for services. Additionally, some of our employee stock option transactions have resulted in deferred compensation, which is presented as a reduction of stockholders' equity on our balance sheet and is amortized over the vesting period of the applicable options using the graded vesting method.

COSTS OF GOODS SOLD

     Cost of goods sold includes all costs of producing our sold products, including the cost of outsourced manufacturing, software royalties, warranties, related manufacturing overhead costs, as well as costs of providing our service offerings, including personnel engaged in providing maintenance and consulting services to our customers. We have also incurred non-cash charges arising from stock options granted to our employees. We have outsourced the majority of our manufacturing and repair operations. During the year ended December 31, 2000, a significant portion of our cost of goods sold consisted of payments to our contract manufacturers, Solectron, SMTC Manufacturing and Sonic Manufacturing. We conduct manufacturing engineering, final assembly, configuration testing and documentation control at our facilities in Redwood City, California.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses consist primarily of salaries and related personnel costs, fees paid to contractors and outside service providers, and the costs of laboratory equipment and prototypes related to the design, development and testing of our products. We have also incurred non-cash charges arising from the issuance of stock options to purchase common stock to employees and consultants. We expense our research and development costs as they are incurred. Several components of our research and development effort require significant expenditures, the timing of which can cause significant quarterly variability in our expenses. The number of prototypes required to build and test a complex product such as the IP service delivery platform is large, and this building and testing process occurs over a short period of time.

SALES AND MARKETING EXPENSES

     Sales and marketing expenses consist primarily of salaries and related expenses for personnel engaged in sales, marketing and customer evaluations, as well as the costs associated with customer evaluations and trials and other promotional and marketing expenses. We devote substantial sales and marketing resources to customer evaluations and trials. The complexity of our IP service delivery platform and the networks in which it is installed and integrated may often require extensive evaluation periods and trials. These trials are conducted by our customers at customer-designated locations or within our sales laboratories and require support from our highly trained systems engineers and service and support personnel. These evaluations and trials generally take approximately eight to 14 months. We anticipate that customer evaluations and trials will continue to require a substantial amount of our sales and marketing resources. We have also incurred non-cash charges arising from stock options granted to employees and consultants.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting and human resources personnel as well as other corporate expenses, including non-cash charges resulting from the issuance of stock options to employees and consultants.

                             RESULTS OF OPERATIONS

     For the year ended December 31, 2000, the first year in which we recognized revenue, we reported a basic and diluted net loss per common share of $5.23. For the years ended 1999 and 1998, basic and diluted loss per common share was $7.49 and $4.53, respectively. The effects of equity issuances to customers, suppliers, employees and consultants increased net loss per common share by $2.61 and $0.89 for the years ended December 31, 2000 and 1999, respectively.

REVENUE

     From inception in April 1997 through the year ended December 31, 1999, we had no revenue. For the year ended December 31, 2000, revenue was $31.1 million, of which 86% were from hardware sales, 8% were from software sales and 6% were from sales of services. Receipts from sales, including equity issued in connection with sales, were $41.6 million.

     Below is a reconciliation of revenue for the year ended December 31, 2000 as presented in our statement of operations to show the separate components as indicated (in thousands):

Receipts from sales, including equity issued in connection
  with sales...............................................  $41,618
Less: Receipts for equity issued in connection with
  sales....................................................   10,511
                                                             -------
Revenue....................................................  $31,107
                                                             =======

     We issued the following warrants to customers:

          A warrant exercisable for 1,233,499 shares of our Series C preferred stock at an exercise price of $0.81 per share issued to Qwest upon receipt of a purchase order from Qwest for $18.3 million of our products and services;

          A warrant exercisable for 200,000 shares of our common stock at an exercise price of $4.00 per share issued to AduroNet upon receipt of a purchase order from AduroNet for $20.7 million of our products and services; and

          A warrant exercisable for 468,849 shares of our common stock at an exercise price of $3.73 per share issued to BroadBand Office upon receipt of a purchase order from BroadBand Office for $20.0 million of our products and services.

     We calculated the fair value of these customer-related warrants to be $16.2 million ($10.3 million in the case of Qwest, $1.8 million in the case of AduroNet and $4.1 million in the case of BroadBand Office). These values were calculated using the Black-Scholes option pricing model, using volatility of 0.6, a risk-free interest rate of 5% and an expected life of four years. Of this amount, $10.5 million ($8.9 million related to Qwest, $1.3 million related to AduroNet and $0.3 million related to BroadBand Office) was excluded from revenue the year ended December 31, 2000. The remaining $5.7 million will be amortized in future periods as an offset to receipts from sales, for including equity issued in connection with sales and accordingly excluded from revenue to the extent of and as the revenue from these customers' orders is recognized.

     As of December 31, 2000, we deferred $7.6 million of revenue from contracts that we immediately invoiced but which provide for subsequent customer acceptance, consulting services and post-contract support services. At December 31, 2000, the unamortized portion of non-cash charges related to warrants issued to customers was $5.7 million. We will recognize deferred revenue and associated non-cash charges related to customer warrants in future periods.

NON-CASH CHARGES RELATED TO EQUITY ISSUANCES

     During 2000, 1999 and 1998, we amortized $68.8 million, $4.5 million and $0.2 million of non-cash charges related to equity issuances, respectively, to cost of goods sold and operating expenses.

COST OF GOODS SOLD

     For the year ended December 31, 2000, cost of goods sold was $23.9 million, of which $16.6 million or 69% represented materials, labor and production overhead, $4.3 million or 18% represented warranty costs and $3.1 million or 13% represented amortization of deferred compensation related to the options granted to employees in manufacturing operations. Prior to the year ended December 31, 2000, there was no cost of goods sold.

GROSS PROFIT

     For the year ended December 31, 2000, gross profit was $7.2 million, or 23% of revenue.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses were $91.2 million, $27.3 million and $7.4 million for the years ended December 31, 2000, 1999 and 1998, respectively. The increase for the year ended December 31, 2000 was $63.8 million or 234% when compared with the year ended 1999. For the period ended December 31, 1999, the increase in these expenses was $20.0 million or 271% when compared with the year ended 1998. These increases resulted from increased non-cash charges related to the issuance of stock options to employees and consultants, increased headcount and related employee expenses, increased information technology and facilities costs and increased expenses for the development of prototypes of our IPSX 9000. Non-cash charges related to stock options granted to employees and consultants were $34.7 million and $2.2 million for the years ended December 31, 2000 and 1999, respectively. There were no significant non-cash charges in 1998.

SALES AND MARKETING EXPENSES

     Sales and marketing expenses were $53.6 million, $6.1 million and $0.6 million for the years ended December 31, 2000, 1999 and 1998, respectively. The increase in sales and marketing expense was $47.5 million or 782% for the year ended December 31, 2000 when compared with the similar period for 1999. For the year ended December 31, 1999, sales and marketing expenses increased $5.5 million or 903% when compared with the year ended 1998. These increases resulted from increased headcount and related employee expenses, increased non-cash charges related to the issuance of stock options to employees and consultants, increased expenses associated with lending products to customers and establishing and maintaining sales laboratories for evaluation purposes, increased travel-related expenses and increased facilities costs. Additionally, advertising, public relations and other marketing-related costs increased as we expanded our marketing campaign and attempted to establish brand recognition and loyalty. Non-cash charges related to stock options granted to employees and consultants were $17.9 million and $1.5 million for the years ended December 31, 2000 and 1999, respectively. There were no significant non-cash charges in 1998.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were $24.4 million, $5.0 million and $1.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. General and administrative expenses increased $19.5 million or 391% in 2000 when compared with 1999. In the period ended December 31, 1999, general and administrative expenses increased $3.9 million or 350% when compared with the year ended December 31, 1998. This was a result of increases in non-cash charges related to the issuance of stock options to employees and consultants, increased headcount and related employee expenses, and increases in professional services and other outside services. General and administrative non-cash charges related to stock options granted to employees and consultants were $12.9 million and $0.7 million for the years ended December 31, 2000 and 1999, respectively. There were no significant non-cash charges in 1998.

INTEREST AND OTHER INCOME

     For the year ended December 31, 2000, interest and other income was $8.1 million, an increase of $6.8 million from the $1.3 million of interest and other income for the comparable period in 1999. Interest income for 1998 was $0.1 million. This increase reflects increased investment activity, which was the result of larger cash balances created from our September 2000 initial public offering and private financings in prior periods.

INTEREST EXPENSE

     For the year ended December 31, 2000, interest expense was $1.9 million, an increase of $1.3 million when compared with the $0.6 million of interest expense in 1999. In 1998, we incurred $0.3 million in interest expense. These increases reflect an increase in equipment loans and capital leases.

INCOME TAX PROVISION

     The provision for income taxes of $0.3 million for the year ended December 31, 2000 was composed entirely of foreign corporate income taxes. The foreign corporate income taxes are a function of our international expansion and the establishment of branches and subsidiaries in various jurisdictions. The provision for income taxes is based on income taxes on minimum profits the foreign operations generated for services provided to us. Our tax expense for fiscal 2001 will continue to be significantly dependent on the amount and mix of income derived from sources subject to corporate income taxes of foreign taxing jurisdictions.

     As of December 31, 2000, we had federal and state net operating loss carryforwards of approximately $54,000,000 and $34,000,000, respectively. As of December 31, 2000, we also had federal and state research and development tax credit carryforwards of approximately $2,000,000 and $1,700, 000, respectively. The net operating loss and tax credit carryforwards will expire at various dates beginning in 2005, if not utilized.

     We have not recognized any benefit from the future use of net operating loss carryforwards for these periods, or for any other periods, since our incorporation. We are not recognizing the potential tax benefits of our net operating loss carryforwards because we do not have sufficient evidence that we will generate adequate profits to use them.

DEEMED DIVIDEND

     In March 2000, we sold 625,000 shares of series D redeemable convertible preferred stock at $8.00 per share for which we received proceeds of $5.0 million. At the date of issuance, we believed that the per share price of $8.00 represented the fair value of the preferred stock. After our initial public offering process began, we reevaluated and increased the fair value of our common stock at March 2000. The increase in fair value resulted in a beneficial conversion feature of $2.5 million, which we recorded as a deemed dividend to preferred stockholders in 2000. We recorded the deemed dividend at the date of issuance by offsetting charges and credits to stockholders' equity. The preferred stock dividend increased the net loss allocable to common stockholders in the calculation of basic and diluted net loss per common share for the year ended December 31, 2000.

                        LIQUIDITY AND CAPITAL RESOURCES

     Prior to our initial public offering in September 2000, we financed our operations primarily through sales of convertible preferred stock for net proceeds of $166.6 million, plus equipment and working capital loans and capital leases. Upon the closing of our initial public offering on September 29, 2000, we received cash proceeds, net of underwriters' discount and offering expenses, totaling $242.5 million, and all of our convertible preferred stock was converted into 69.6 million shares of common stock.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     At December 31, 2000, cash, cash equivalents and short-term investments were $288.3 million. This compares with $54.6 million at December 31, 1999. The increase resulted from sales of our series D convertible preferred stock in March 2000, our series E convertible preferred stock in May 2000 and sales of
11.5 million common shares in September 2000 in connection with our initial public offering.

OPERATING ACTIVITIES

     We used $54.4 million in cash for operations for the year ended December 31, 2000, an increase of $23.6 million from the $30.8 million used in 1999. Cash used in 1999 increased $25.5 million from the $5.3 million used in 1998. The increase in the use of cash in 2000 was primarily the result of higher operating expenses due to additional headcount and related employee expenses, and increased costs of information technology, facilities, product development, marketing and professional services related to the expansion of our business. During 2000, these higher operating expenses and associated use of cash were partially offset by revenue and gross profits, which generated cash. During 1999 and 1998, we used cash primarily for product development and expansion of our business.

INVESTING ACTIVITIES

     For the year ended December 31, 2000, we used $169.6 million in cash for investing activities, an increase of $128.3 million from the $41.3 million used for investing activities during the comparable period of 1999. This reflects an increase of $93.1 million for net purchases of short-term investments and an increase of $35.2 million in capital expenditures. The $38.3 million increase in 1999 over 1998 primarily reflects a $34.5 million increase in short-term investment purchases.

FINANCING ACTIVITIES

     For the year ended December 31, 2000, we received $330.1 million in cash from financing activities, an increase of $244.5 million from the $85.6 million generated in the comparable period of 1999. The majority of the increase resulted from net proceeds of $242.5 million from the issuance of common stock in our initial public offering in September 2000. We received $13.6 million in cash from financing activities for the year ended December 31, 1998. Cash generated for financing activities in the years ended December 31, 1999 and 1998 primarily resulted from the issuance of preferred stock.

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

SUBSEQUENT EVENT

     In February 2001, AduroNet Ltd., a CoSine customer in the United Kingdom, became insolvent and subsequently filed for provisional liquidation under British law. We therefore do not expect to receive any future orders from AduroNet, and the equipment we sold to them will likely be placed on the market at a discount. As of December 31, 2000, CoSine accrued a bad debt provision of $0.6 million in anticipation of not collecting any remaining accounts receivable from this customer. Additionally, as of December 31, 2000, deferred post-contract service revenue related to AduroNet amounted to $3.5 million which we will continue to amortize over the original service period, pending final resolution of the AduroNet liquidation proceeding.

OUTLOOK

     The long-term growth outlook for capital spending in the telecommunications industry appears healthy. However, due to reductions in capital spending commitments by our customers and uncertainty within the telecommunications industry, the current and short-term outlook for growth is not optimistic. There is a decided lack of capital availability for many emerging service providers and with the caution being exercised by larger service providers, capital spending in the industry on a whole has slowed. While we believe this is a short-term phenomenon, it has had and will continue to have a direct impact on our operations for at least the current fiscal year. We anticipate that these capital spending trends will continue to adversely affect our revenue growth dramatically for at least the current fiscal year. This is evidenced by a slowdown in bookings coupled with our decision not to ship product to customers that represent unsuitable credit risks. As capital continues to be scarce, we believe that pricing will continue to be under pressure as each potential customer attempts to improve returns on capital.

                                  RISK FACTORS

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES THAT WE EXPECT WILL CONTINUE, AND IF WE NEVER ACHIEVE PROFITABILITY WE MAY CEASE OPERATIONS.

     At December 31, 2000, we had an accumulated deficit of $203.3 million. We have incurred net losses since our incorporation. We have only recently begun to recognize revenue, and we cannot be certain that our revenue will grow or that we will generate sufficient revenue to become profitable. If we do not achieve profitability, we may cease operations.

     We have incurred significant expenses in the past. For example, for the fiscal year ended December 31, 2000, we incurred research and development, sales and marketing and general and administrative expenses of $169.2 million. Although we cannot quantify the amount, we expect expenses to continue to increase through 2001 and to continue to incur losses.

THE LIMITED SALES HISTORY OF OUR IP SERVICE DELIVERY PLATFORM MAKES FORECASTING OUR REVENUE DIFFICULT, WHICH MAY IMPAIR OUR ABILITY TO MANAGE OUR BUSINESS.

     We were founded in April 1997, shipped our first test IP service delivery platform product in March 1999, and sold our first IP service delivery platform product in March 2000. We have limited meaningful historical financial data upon which to forecast our revenue.

IF OUR CUSTOMERS ARE UNABLE TO GENERATE SALES OF SERVICES DELIVERED USING OUR PRODUCTS AND TO MANAGE DELIVERY OF THESE SERVICES TO THEIR CUSTOMERS, WE MAY BE UNABLE TO SELL OUR PRODUCTS.

     Our future success depends on network service providers, who are our customers, generating revenue from the sale of services delivered using our products. Sales of our products may decline or be delayed if our customers do not successfully introduce commercial services derived from our IP service delivery platform or if our customers do not generate revenue from these services sufficient to realize an attractive return on their investment in our IP service delivery platform.

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

OUR PRODUCTS ARE TECHNICALLY COMPLEX AND MAY CONTAIN ERRORS OR DEFECTS THAT ARE NOT FOUND UNTIL OUR CUSTOMERS PUT OUR PRODUCTS TO FULL USE. ERRORS OR DEFECTS IN OUR PRODUCTS COULD SERIOUSLY HARM OUR REPUTATION AND OUR ABILITY TO SELL OUR PRODUCTS.

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

IF WE FAIL TO DEVELOP NEW PRODUCTS OR FEATURES, WE WILL HAVE DIFFICULTY ATTRACTING CUSTOMERS.

     Based on our prior experience, we expect that our customers will require product features that our current IP service delivery platform does not have. Our products are technically complex, and the development of new products or features is an uncertain, time-consuming and labor-intensive process. We may experience design, manufacturing or marketing problems with new products. If we fail to develop new or enhanced products that meet customer requirements, our ability to attract and retain customers will be hindered.

WE RELY UPON A LIMITED NUMBER OF CUSTOMERS, AND ANY DECREASE IN REVENUE FROM THESE CUSTOMERS OR FAILURE TO INCREASE OUR CUSTOMER BASE COULD HARM OUR OPERATING RESULTS.

     For the year ended December 31, 2000, we received substantially all of our revenue from three customers, one of whom, AduroNet Ltd., is in liquidation (see
Note 9 of Notes to Consolidated Financial Statements). The loss of one or more of our customers, a reduction in purchases of our products by our customers or the decline of our customers' business may limit our revenue growth and harm our operating results. We do not have long-term contracts with our customers, and our customers may reduce or discontinue purchases of our products at any time.

     Our future success will depend on attracting additional customers. Failure to increase our customer base would hinder our growth and harm our operating results.

IF WE DO NOT EFFECTIVELY MANAGE OUR GROWTH, INTEGRATE NEWLY HIRED-KEY PERSONNEL AND HIRE ADDITIONAL PERSONNEL OUR OPERATIONS WILL SUFFER.

     The growth of our operations places a significant strain on our management systems and resources. If we do not effectively manage our growth and improve our financial and managerial controls and systems, we may be unable to provide adequate service and support to our customers and our operations will suffer. At December 31, 2000 and 1999, we had 506 and 185 employees, respectively. We plan to continue to hire a significant number of employees this year, but we may be unable to hire and retain the kind and number that we need.

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

     We currently use two third-party contract manufacturers: Solectron and Sonic Manufacturing. If any of our manufacturers terminates its relationship with us or is unable to produce sufficient quantities of our products in a timely manner and at satisfactory quality levels, our ability to fill customer orders on time, our reputation and our operating results will suffer. Our contract manufacturers do not have a long-term obligation to supply products to us. Qualifying new contract manufacturers and starting volume production is expensive and time consuming and would disrupt our business.

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

RISKS RELATED TO OUR INDUSTRY

THE LONG-TERM GROWTH OUTLOOK FOR CAPITAL SPENDING IN THE TELECOMMUNICATIONS INDUSTRY DIRECTLY IMPACTS OUR BUSINESS.

     Due to reductions in capital spending commitments by our customers and uncertainty within the telecommunications industry, the current and short-term outlook for growth is not optimistic. There is a decided lack of capital availability for many emerging service providers and with the caution being exercised by larger service providers, capital spending in the industry on a whole has slowed.

     While we believe this is a short-term phenomenon, it has had and will continue to have a direct impact on our operations for at least the current fiscal year. We anticipate that these capital spending trends will continue to adversely affect our revenue growth dramatically for at least the current fiscal year.

ONGOING POWER SUPPLY PROBLEMS IN CALIFORNIA COULD HARM OUR BUSINESS.

     Our corporate headquarters, our research and development activities, other critical business operations and the majority of our suppliers are located in California. California has recently experienced ongoing power shortages, which have resulted in "rolling blackouts." These blackouts could cause disruptions to our operations and the operations of our suppliers and customers. Losses incurred for these types of outages are not covered under CoSine's insurance policies. In addition, California has recently experienced rising energy costs which could negatively impact our results.

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

     Companies in our industry whose employees accept positions with competitors frequently claim that these competitors have engaged in unfair hiring practices or that the employment of these persons would involve the disclosure or use of trade secrets. In June 2000, Ericsson Inc. filed a complaint against us, which they subsequently agreed to withdraw, alleging that we misappropriated trade secrets known to several employees who recently joined us from Ericsson. On November 8, 2000, net.com filed a complaint against CoSine and two of its employees in the Superior Court of the State of California, San Mateo County. The complaint alleged, among other things, misappropriation of trade secrets known to the two employees who had recently left net.com's employment, unfair competition, and intentional interference with contractual relations.

     We have been threatened with claims like these in the past and may receive claims of these kind in the future. These claims could prevent us from hiring personnel or from using the intellectual property alleged to be trade secrets brought to us by the personnel that we hired. We could also incur substantial costs and damages in defending ourselves or our employees against these claims, regardless of their merits. Defending ourselves from these claims could divert the attention of our management away from our operations.

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

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

     We do not currently use derivative financial instruments for speculative trading or hedging purposes. In addition, we maintain our cash equivalents in government and agency securities, debt instruments of financial institutions and corporations and money market funds. Our exposure to market risks from changes in interest rates relates primarily to corporate debt securities. We place our investments with high credit quality issuers and, by policy, limit the amount of the credit exposure to any one issuer.

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

EXCHANGE RATE SENSITIVITY

     Currently, all of our sales and most of our expenses are denominated in United States dollars. Therefore, we have not engaged in any foreign exchange hedging activities to date. However, we expect to conduct transactions in foreign currencies in increasing volumes in the future, and as a result we may engage in foreign exchange hedging activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
CoSine Communications, Inc.

     We have audited the accompanying consolidated balance sheets of CoSine Communications, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (net capital deficiency) and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CoSine Communications, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information stated therein.

                                          /s/ Ernst & Young LLP

San Jose, California
January 26, 2001

                     STATEMENT OF MANAGEMENT RESPONSIBILITY

     Cosine's management is responsible for the preparation, integrity and objectivity of the consolidated financial statements and other financial information presented in this report. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and reflect the effects of certain estimates and judgments made by management.

     Management maintains an effective system of internal control that is designed to provide reasonable assurance that assets are safeguarded and transactions are properly recorded and executed in accordance with management's authorization. The system is continuously monitored by direct management review. We select and train qualified people who are provided with and expected to adhere to our standards of business conduct. These standards, which set forth the highest principles of business ethics and conduct, are a key element of our control system.

     Our consolidated financial statements have been audited by Ernst & Young LLP, independent accountants. Their audits were conducted in accordance with auditing standards generally accepted in the United States, and included a review of financial controls and tests of accounting records and procedures, as they considered necessary in the circumstances.

     The Audit Committee of the Board of Directors, which consists of outside directors, meets regularly with management and the independent accountants to review accounting, reporting and auditing and internal control matters. The committee has direct and private access to the external auditors.

       Dean Hamilton, Chairman, President and                      Craig Collins, Chief Financial Officer and
             and Chief Executive Officer                                    Executive Vice President

                          COSINE COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2000            1999
                                                              ------------    ------------
Current assets:
  Cash and cash equivalents.................................   $ 126,139        $ 20,089
  Short-term investments....................................     162,143          34,497
  Accounts receivable:
    Trade (net of allowance for doubtful accounts of
     $631)..................................................       6,093              --
    Other...................................................         791              --
  Inventory.................................................      10,634             327
  Prepaid expenses and other current assets.................      14,174           1,820
                                                               ---------        --------
         Total current assets...............................     319,974          56,733
  Property and equipment, net...............................      32,739           7,631
  Other assets..............................................       1,215           1,706
                                                               ---------        --------
                                                               $ 353,928        $ 66,070
                                                               =========        ========
              LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
  Accounts payable..........................................   $   7,134        $  2,505
  Provision for warranty claims.............................       3,741              --
  Accrued other liabilities.................................       7,478           1,468
  Accrued compensation......................................       4,810             812
  Note payable..............................................         223              --
  Deferred revenue..........................................       7,643              30
  Current portion of equipment and working capital loans....       2,674           2,274
  Current portion of obligations under capital lease........       3,160              --
  Other current liabilities.................................          84              60
                                                               ---------        --------
         Total current liabilities..........................      36,947           7,149
Long-term portion of equipment and working capital loans....       4,541           6,037
Long-term portion of obligations under capital lease........       5,391              --
Accrued rent................................................       2,154           1,648
Other long-term liabilities.................................         132             222
Commitments and contingencies
Redeemable convertible preferred stock:
  Series B convertible preferred stock, $.0001 par value:
    none and 13,578,649 shares authorized at December 31,
    2000 and 1999, respectively; none and 12,884,205 shares
    issued and outstanding at December 31, 2000 and 1999,
    respectively............................................          --           9,823
  Series C convertible preferred stock, $.0001 par value:
    none and 27,503,677 shares authorized at December 31,
    2000 and 1999, respectively; none and 24,503,677 shares
    issued and outstanding at December 31, 2000 and 1999,
    respectively............................................          --          22,342
  Series D convertible preferred stock, $.0001 par value:
    none and 20,500,000 shares authorized at December 31,
    2000 and 1999, respectively; none and 17,118,253 shares
    issued and outstanding at December 31, 2000 and 1999,
    respectively............................................          --          57,223
Stockholders' equity (net capital deficiency):
  Series A convertible preferred stock, $.0001 par value:
    none and 2,150,000 shares authorized at December 31,
    2000 and 1999, respectively; none and 1,875,000 shares
    issued and outstanding at December 31, 2000 and 1999,
    respectively............................................          --              --
  Preferred stock, 3,000,000 and none authorized at December
    31, 2000 and 1999, respectively; none issued and
    outstanding at December 31, 2000 and 1999
  Common stock, $.0001 par value, 300,000,000 and
    200,000,000 shares authorized at December 31, 2000 and
    1999, respectively; 103,697,827 and 10,764,151 shares
    issued and outstanding at December 31, 2000 and 1999,
    respectively............................................          10               1
  Additional paid-in capital................................     634,261          40,048
  Notes receivable from stockholders........................     (36,521)           (903)
  Accumulated other comprehensive income....................       2,286              11
  Deferred compensation.....................................     (92,002)        (30,386)
  Accumulated deficit.......................................    (203,271)        (47,145)
                                                               ---------        --------
         Total stockholders' equity (net capital
           deficiency)......................................     304,763         (38,374)
                                                               ---------        --------
                                                               $ 353,928        $ 66,070
                                                               =========        ========

                            See accompanying notes.

                          COSINE COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000        1999      1998
                                                              ---------   --------   -------
Revenue.....................................................  $  31,107   $     --   $    --
  Cost of goods sold(1).....................................     23,926         --        --
                                                              ---------   --------   -------
Gross profit................................................      7,181         --        --
                                                              ---------   --------   -------
Operating expenses:
  Research and development(2)...............................     91,180     27,336     7,366
  Sales and marketing(3)....................................     53,625      6,077       606
  General and administrative(4).............................     24,441      4,980     1,106
                                                              ---------   --------   -------
          Total operating expenses..........................    169,246     38,393     9,078
                                                              ---------   --------   -------
Loss from operations........................................   (162,065)   (38,393)   (9,078)
                                                              ---------   --------   -------
Other income (expenses):
  Interest income...........................................      8,060      1,250        55
  Interest expense(5).......................................     (1,866)      (599)     (267)
  Other.....................................................          9         21        (3)
                                                              ---------   --------   -------
          Total other income (expenses).....................      6,203        672      (215)
                                                              ---------   --------   -------
Loss before income tax provision............................   (155,862)   (37,721)   (9,293)
  Income tax provision......................................       (264)        --        --
                                                              ---------   --------   -------
Net loss....................................................   (156,126)   (37,721)   (9,293)
Deemed dividend to series D preferred stockholders..........     (2,500)        --        --
                                                              ---------   --------   -------
Net loss allocable to common stockholders...................  $(158,626)  $(37,721)  $(9,293)
                                                              =========   ========   =======
Basic and diluted net loss per common share.................  $   (5.23)  $  (7.49)  $ (4.53)
                                                              =========   ========   =======
Shares used in computing basic and diluted net loss per
  common share..............................................     30,347      5,034     2,051
                                                              =========   ========   =======

- ---------------
(1) Cost of goods sold includes $3,072 in 2000, $0 in 1999 and $0 in 1998 of non-cash charges related to equity issuances.

(2) Research and development expenses include $34,726 in 2000, $2,248 in 1999 and $13 in 1998 of non-cash charges related to equity issuances.

(3) Sales and marketing expenses include $17,901 in 2000, $1,476 in 1999 and $5 in 1998 of non-cash charges related to equity issuances.

(4) General and administrative expenses include $12,928 in 2000 $714 in 1999 and $0 in 1998 of non-cash charges related to equity issuances.

(5) Interest expense includes $137 in 2000, $47 in 1999 and $211 in 1998 of non-cash charges related to equity issuances.

                            See accompanying notes.

                          COSINE COMMUNICATIONS, INC.

       CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK,
      STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY) AND COMPREHENSIVE LOSS
                (IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

                                       REDEEMABLE                             NOTES        ACCUMULATED
                                       CONVERTIBLE            ADDITIONAL    RECEIVABLE        OTHER
                                        PREFERRED    COMMON    PAID-IN         FROM       COMPREHENSIVE     DEFERRED
                                          STOCK      STOCK     CAPITAL     STOCKHOLDERS      INCOME       COMPENSATION
                                       -----------   ------   ----------   ------------   -------------   ------------
BALANCE AT DECEMBER 31, 1997.........   $      --     $ 1      $  2,500      $ (1,000)       $   --        $      --
Issuance of 2,666,664 shares of
  common stock to founders at $0.0375
  per share for cash and notes.......                               100           (80)
Issuance of 312,500 shares of series
  A preferred stock to investors at
  $1.60 per share, net of issuance
  costs of $11.......................                               489
Issuance of 12,884,205 shares of
  series B preferred stock to
  investors at $0.738 per share, net
  of issuance costs of $37...........       9,471
Issuance of warrants to purchase
  43,067 shares of common stock in
  connection with services...........                                 5
Issuance of warrants to purchase
  159,105 shares of series A
  preferred stock in connection with
  lease of building..................                               371
Issuance of warrants to purchase
  694,444 shares of series B
  preferred stock in connection with
  loan financing.....................         352
Repayment of notes receivable from
  stockholders.......................                                           1,000
Net loss and comprehensive loss......
BALANCE AT DECEMBER 31, 1998.........       9,823       1         3,465           (80)           --               --
Issuance of 73,667 shares of common
  stock for services at various dates
  at prices ranging from $0.545 to
  $2.60 per share....................                               163
Issuance of 24,503,677 shares of
  series C preferred stock to
  investors at $0.897 per share, net
  of issuance costs of $29...........      21,950
Issuance of 17,118,253 shares of
  series D preferred stock to
  investors at $3.505 per share, net
  of issuance costs of $3,079........      56,921
Issuance of warrants to purchase
  641,904 shares of series C
  preferred stock for technical,
  marketing and market-related
  product development services.......         392
Issuance of warrants to purchase
  154,064 shares of series D
  preferred stock in connection with
  services...........................         302
Issuance of 4,023,820 shares of
  common stock in connection with
  stock options for cash and
  promissory notes...................                             1,603          (873)
Increase in value of variable award
  warrants of series A preferred
  stock issued in connection with
  lease of building..................                               396
Increase in value of variable award
  warrants of common stock issued in
  connection with services...........                               255
Repayment of notes receivable from
  stockholders.......................                                              50
Deferred stock-based compensation....                            33,955                                      (33,955)
Amortization of deferred stock-based
  compensation.......................                                                                          3,569
Issuance of options to non-employees
  to purchase common stock...........                               211

                                                         TOTAL
                                                     STOCKHOLDERS'
                                                      EQUITY (NET
                                       ACCUMULATED      CAPITAL
                                         DEFICIT      DEFICIENCY)
                                       -----------   -------------
BALANCE AT DECEMBER 31, 1997.........   $    (131)     $   1,370
Issuance of 2,666,664 shares of
  common stock to founders at $0.0375
  per share for cash and notes.......                         20
Issuance of 312,500 shares of series
  A preferred stock to investors at
  $1.60 per share, net of issuance
  costs of $11.......................                        489
Issuance of 12,884,205 shares of
  series B preferred stock to
  investors at $0.738 per share, net
  of issuance costs of $37...........                         --
Issuance of warrants to purchase
  43,067 shares of common stock in
  connection with services...........                          5
Issuance of warrants to purchase
  159,105 shares of series A
  preferred stock in connection with
  lease of building..................                        371
Issuance of warrants to purchase
  694,444 shares of series B
  preferred stock in connection with
  loan financing.....................                         --
Repayment of notes receivable from
  stockholders.......................                      1,000
Net loss and comprehensive loss......      (9,293)        (9,293)
BALANCE AT DECEMBER 31, 1998.........      (9,424)        (6,038)
Issuance of 73,667 shares of common
  stock for services at various dates
  at prices ranging from $0.545 to
  $2.60 per share....................                        163
Issuance of 24,503,677 shares of
  series C preferred stock to
  investors at $0.897 per share, net
  of issuance costs of $29...........                         --
Issuance of 17,118,253 shares of
  series D preferred stock to
  investors at $3.505 per share, net
  of issuance costs of $3,079........                         --
Issuance of warrants to purchase
  641,904 shares of series C
  preferred stock for technical,
  marketing and market-related
  product development services.......                         --
Issuance of warrants to purchase
  154,064 shares of series D
  preferred stock in connection with
  services...........................                         --
Issuance of 4,023,820 shares of
  common stock in connection with
  stock options for cash and
  promissory notes...................                        730
Increase in value of variable award
  warrants of series A preferred
  stock issued in connection with
  lease of building..................                        396
Increase in value of variable award
  warrants of common stock issued in
  connection with services...........                        255
Repayment of notes receivable from
  stockholders.......................                         50
Deferred stock-based compensation....                         --
Amortization of deferred stock-based
  compensation.......................                      3,569
Issuance of options to non-employees
  to purchase common stock...........                        211

                          COSINE COMMUNICATIONS, INC.

       CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY) AND COMPREHENSIVE LOSS (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

                                       REDEEMABLE                             NOTES        ACCUMULATED
                                       CONVERTIBLE            ADDITIONAL    RECEIVABLE        OTHER
                                        PREFERRED    COMMON    PAID-IN         FROM       COMPREHENSIVE     DEFERRED
                                          STOCK      STOCK     CAPITAL     STOCKHOLDERS      INCOME       COMPENSATION
                                       -----------   ------   ----------   ------------   -------------   ------------
Components of comprehensive loss:
  Net loss...........................
  Unrealized gains on investments....                                                            11
                                                                                             ------
        Total comprehensive loss.....                                                            11
                                        ---------     ---      --------      --------        ------        ---------
BALANCE AT DECEMBER 31, 1999.........      89,388       1        40,048          (903)           11          (30,386)
Issuance of 19,202 shares of common
  stock for services at $4.00 and
  $9.50 per share....................                                96
Issuance of warrants to purchase
  1,233,499 shares of series C
  preferred stock to a customer upon
  issuance of a purchase order.......      10,300
Issuance of warrants to purchase
  668,849 shares of common stock to
  customers upon issuance of purchase
  orders.............................                             5,952
Issuance of warrants to purchase
  37,500 shares of common stock in
  connection with lease agreement....                               357
Issuance of 625,000 shares of series
  D preferred stock to investors at
  $8.00 per share, net of issuance
  costs of $39.......................       4,961
Issuance of 4,666,667 shares of
  series E preferred stock to
  investors at $15.00 per share, net
  of issuance costs of $5............      69,995
Issuance of 11,061,129 shares of
  common stock in connection with
  stock options for cash and notes...                   1        37,755       (35,847)
Increase in value of variable award
  warrants of common stock in
  connection with services...........                               429
Exercise of warrants to purchase
  159,105 shares of series A
  convertible preferred stock........                                10
Conversion of 159,105 shares of
  series A convertible preferred
  stock into 636,420 shares of common
  stock..............................
Exercise of warrants to purchase
  304,878 shares of series B
  convertible preferred stock........         226
Exercise of warrants to purchase
  1,875,403 shares of series C
  convertible preferred stock........       1,700
Exercise of warrants to purchase
  154,064 shares of series D
  convertible preferred stock........         540
Exercise of warrants to purchase
  325,956 shares of common stock.....                               806
Automatic conversion of 69,632,147
  shares of series A through E
  convertible preferred stock in
  connection with the initial public
  offering...........................    (177,110)      7       177,103

                                                         TOTAL
                                                     STOCKHOLDERS'
                                                      EQUITY (NET
                                       ACCUMULATED      CAPITAL
                                         DEFICIT      DEFICIENCY)
                                       -----------   -------------
Components of comprehensive loss:
  Net loss...........................     (37,721)       (37,721)
  Unrealized gains on investments....                         11
                                        ---------      ---------
        Total comprehensive loss.....     (37,721)       (37,710)
                                        ---------      ---------
BALANCE AT DECEMBER 31, 1999.........     (47,145)       (38,374)
Issuance of 19,202 shares of common
  stock for services at $4.00 and
  $9.50 per share....................                         96
Issuance of warrants to purchase
  1,233,499 shares of series C
  preferred stock to a customer upon
  issuance of a purchase order.......                         --
Issuance of warrants to purchase
  668,849 shares of common stock to
  customers upon issuance of purchase
  orders.............................                      5,952
Issuance of warrants to purchase
  37,500 shares of common stock in
  connection with lease agreement....                        357
Issuance of 625,000 shares of series
  D preferred stock to investors at
  $8.00 per share, net of issuance
  costs of $39.......................                         --
Issuance of 4,666,667 shares of
  series E preferred stock to
  investors at $15.00 per share, net
  of issuance costs of $5............                         --
Issuance of 11,061,129 shares of
  common stock in connection with
  stock options for cash and notes...                      1,909
Increase in value of variable award
  warrants of common stock in
  connection with services...........                        429
Exercise of warrants to purchase
  159,105 shares of series A
  convertible preferred stock........                         10
Conversion of 159,105 shares of
  series A convertible preferred
  stock into 636,420 shares of common
  stock..............................                         --
Exercise of warrants to purchase
  304,878 shares of series B
  convertible preferred stock........                         --
Exercise of warrants to purchase
  1,875,403 shares of series C
  convertible preferred stock........                         --
Exercise of warrants to purchase
  154,064 shares of series D
  convertible preferred stock........                         --
Exercise of warrants to purchase
  325,956 shares of common stock.....                        806
Automatic conversion of 69,632,147
  shares of series A through E
  convertible preferred stock in
  connection with the initial public
  offering...........................                    177,110

                          COSINE COMMUNICATIONS, INC.

       CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY) AND COMPREHENSIVE LOSS (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

                                       REDEEMABLE                             NOTES        ACCUMULATED
                                       CONVERTIBLE            ADDITIONAL    RECEIVABLE        OTHER
                                        PREFERRED    COMMON    PAID-IN         FROM       COMPREHENSIVE     DEFERRED
                                          STOCK      STOCK     CAPITAL     STOCKHOLDERS      INCOME       COMPENSATION
                                       -----------   ------   ----------   ------------   -------------   ------------
Issuance of 11,500,000 shares of
  common stock at $23 per share, net
  of underwriting discounts of
  $18,500 and issuance costs of
  $3,514 in connection with initial
  public offering....................                   1       242,470
Repayment of notes receivable from
  stockholders.......................                                              98
Deferred stock-based compensation....                           121,396                                     (121,396)
Amortization of deferred stock-based
  compensation.......................                                                                         59,780
Issuance and remeasurement of options
  to non-employees to purchase common
  stock..............................                             8,035
Repurchase of 241,178 unvested
  shares.............................                              (196)          131
Components of comprehensive loss:
  Net loss...........................
    Unrealized gains on
      investments....................                                                         2,327
  Translation adjustment.............                                                           (52)
                                                                                             ------
        Total comprehensive loss.....                                                         2,275
                                        ---------     ---      --------      --------        ------        ---------
BALANCE AT DECEMBER 31, 2000.........   $      --     $10      $634,261      $(36,521)       $2,286        $ (92,002)
                                        =========     ===      ========      ========        ======        =========

                                                         TOTAL
                                                     STOCKHOLDERS'
                                                      EQUITY (NET
                                       ACCUMULATED      CAPITAL
                                         DEFICIT      DEFICIENCY)
                                       -----------   -------------
Issuance of 11,500,000 shares of
  common stock at $23 per share, net
  of underwriting discounts of
  $18,500 and issuance costs of
  $3,514 in connection with initial
  public offering....................                    242,471
Repayment of notes receivable from
  stockholders.......................                         98
Deferred stock-based compensation....                         --
Amortization of deferred stock-based
  compensation.......................                     59,780
Issuance and remeasurement of options
  to non-employees to purchase common
  stock..............................                      8,035
Repurchase of 241,178 unvested
  shares.............................                        (65)
Components of comprehensive loss:
  Net loss...........................    (156,126)      (156,126)
    Unrealized gains on
      investments....................                      2,327
  Translation adjustment.............                        (52)
                                        ---------      ---------
        Total comprehensive loss.....    (156,126)      (153,851)
                                        ---------      ---------
BALANCE AT DECEMBER 31, 2000.........   $(203,271)     $ 304,763
                                        =========      =========

                            See accompanying notes.

                          COSINE COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2000         1999       1998
                                                              ---------    --------    -------
OPERATING ACTIVITIES:
Net loss....................................................  $(156,126)   $(37,721)   $(9,293)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation..............................................     16,872       1,921        284
  Non-cash warrant expense -- preferred stock...............      9,043         511        227
  Non-cash warrant expense -- common stock..................      2,327          29         --
  Common stock issued for services..........................         96         163         --
  Amortization of deferred stock compensation...............     59,780       3,569         --
  Non-cash charges on options granted to acquire goods and
    services................................................      8,029          --         --
  Issuance of options to purchase common stock..............         --         211         --
  Accrued expense on bridge note converted into preferred
    stock...................................................         --          --          9
  Changes in unrealized gains or losses.....................      2,327          11         --
  Cumulative translation adjustment.........................        (52)         --         --
  Change in operating assets and liabilities:
    Accounts receivable (trade).............................     (6,093)         --         --
    Other receivables.......................................       (791)         --         --
    Inventory...............................................    (10,307)        343       (670)
    Prepaid expenses and other current assets...............     (8,420)     (1,437)      (169)
    Other assets............................................        491        (504)      (302)
    Accounts payable........................................      4,629        (335)     2,767
    Accrued liabilities.....................................      9,751         738        730
    Accrued compensation....................................      3,998         691        121
    Note payable............................................        223        (201)       201
    Deferred revenue........................................      9,353          --         --
    Deferred rent...........................................        506         886        762
    Other liabilities.......................................        (66)        312         --
                                                              ---------    --------    -------
Net cash used in operating activities.......................    (54,430)    (30,813)    (5,333)
                                                              ---------    --------    -------
INVESTING ACTIVITIES:
Capital expenditures........................................    (41,980)     (6,785)    (3,019)
Purchase of short-term investments..........................   (182,494)    (34,497)        --
Proceeds from maturities of short-term investments..........     46,627          --         --
Proceeds from sales of short-term investments...............      8,221          --         --
                                                              ---------    --------    -------
Net cash used in investing activities.......................   (169,626)    (41,282)    (3,019)
                                                              ---------    --------    -------
FINANCING ACTIVITIES:
Proceeds from equipment and working capital loans and
  capital leases............................................     11,482       7,001      2,853
Principal payments of equipment and working capital loans
  and capital leases........................................     (4,027)     (1,350)      (193)
Proceeds from issuance of bridge loans......................         --          --      1,500
Proceeds from issuance of preferred stock, net..............     77,432      79,173      8,451
Proceeds from issuance of common stock, net.................    245,121         730         20
Proceeds from notes receivable from stockholders............         98          50      1,000
                                                              ---------    --------    -------
Net cash provided by financing activities...................    330,106      85,604     13,631
                                                              ---------    --------    -------
Net increase in cash and cash equivalents...................    106,050      13,509      5,279
Cash and cash equivalents at the beginning of the period....     20,089       6,580      1,301
                                                              ---------    --------    -------
Cash and cash equivalents at the end of the period..........  $ 126,139    $ 20,089    $ 6,580
                                                              =========    ========    =======
SUPPLEMENTAL INFORMATION:
Cash paid for interest......................................  $   1,729    $    552    $    56
                                                              ---------    --------    -------
Capital lease obligations incurred..........................  $   9,996          --         --
                                                              ---------    --------    -------
Conversion of redeemable convertible preferred stock........  $ 177,120          --         --
                                                              ---------    --------    -------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
Issuance of preferred stock in exchange for bridge loans....         --          --    $ 1,500
                                                              ---------    --------    -------
Issuance and remeasurement of warrants......................  $  17,038    $  1,345    $   728
                                                              ---------    --------    -------
Notes receivable received from stockholders (in exchange for
  issuance of common stock).................................  $  35,847    $    873    $    80
                                                              ---------    --------    -------

                            See accompanying notes.

                          COSINE COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Description of Business

     CoSine Communications, Inc. (CoSine) was incorporated in California on April 14, 1997 and in August 2000 was reincorporated in the State of Delaware. CoSine is engaged in the development of network-based, high-performance Internet service delivery platforms for the global business Internet Protocol Service Provider market. Since inception and through the first quarter of 2000, CoSine's principal activities had been recruiting personnel, raising capital and developing product. Accordingly, CoSine was classified as a development stage enterprise at December 31, 1999. During the first quarter of 2000, CoSine began shipping product and recognizing revenue, and therefore ceased to be classified as a development stage enterprise.

  Initial Public Offering

     In September 2000, CoSine completed its initial public offering in which it sold 11,500,000 shares of common stock, including 1,500,000 shares upon the exercise of the underwriters' over-allotment option, at $23 per share. The net proceeds of the initial public offering, after deducting the underwriters' discount and other offering expenses, were approximately $242,471,000. Upon the completion of the initial public offering all outstanding convertible preferred stock converted into an aggregate of 69,632,147 shares of common stock. Prior to the initial public offering, there were warrants for 2,582,412 shares of preferred and common stock that were subject to cashless automatic exercise upon the initial public offering; however, all of these warrants were exercised in cash for approximately $3,514,000 prior to the initial public offering. Subsequent to the initial public offering, CoSine's authorized capital consisted of 300,000,000 shares of common stock, $0.0001 par value, and 3,000,000 shares of preferred stock, $.0001 par value.

  Basis of Presentation

     The consolidated financial statements include all of the accounts of CoSine and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

  Fiscal Year End

     CoSine's fiscal year end is December 31.

  Use of Estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates.

  Impairment of Long-Lived Assets

     In accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," (SFAS 121), CoSine reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under SFAS 121, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the asset's carrying amount. Impairment, if any, is assessed using discounted cash flows. Through December 31, 2000, Cosine has not recognized any impairment losses.

                          COSINE COMMUNICATIONS, INC.

  Significant Concentrations

     Financial instruments that potentially subject CoSine to concentrations of credit risk primarily consist of cash equivalents and short-term investments. CoSine mitigates investment risk by investing only in government and high quality corporate securities and by limiting the amount of exposure to any one issuer.

     CoSine relies on a few companies as the sole source of various materials in the production process. CoSine also utilizes third-party subcontractors to manufacture its product. If these suppliers were unable to satisfy the material and production requirements, CoSine may be unable to meet customer demand.

     For the year ended December 31, 2000, CoSine had three customers that accounted for 41%, 35% and 19% of total revenue. At December 31, 2000, CoSine had four customers which accounted for 36%, 20%, 16% and 12% of total accounts receivable.

  Cash, Cash Equivalents and Short-Term Investments

     CoSine considers all highly liquid investments purchased with original maturities of three months or less from the date of purchase to be cash equivalents. Investments with maturities in excess of three months and less than one year are considered to be short-term investments. Management determines the appropriate classification of cash equivalents and investment securities at the time of purchase and reevaluates the determination as of each balance sheet date. Management has classified CoSine's marketable securities as available-for-sale securities in the accompanying consolidated financial statements. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. Interest on securities classified as available-for-sale is also included in interest income. The cost of securities sold is based on the specific identification method.

     CoSine invests excess cash in U.S. government and agency securities, debt instruments of financial institutions and corporations, and money market funds with strong credit ratings. CoSine has established guidelines about the diversification of its investments and their maturities which should maintain safety and liquidity.

     Short-term investments at each year end, including cash equivalents and short-term investments, were as follows: (in thousands)

                                                          2000         1999
                                                        ---------    --------
Money market funds....................................  $  84,485    $ 11,448
Commercial paper......................................    132,495      17,751
Corporate bonds.......................................     63,040      24,670
                                                        ---------    --------
                                                          280,020      53,869
Amounts classified as cash equivalents................   (117,877)    (19,372)
                                                        ---------    --------
                                                        $ 162,143    $ 34,497
                                                        =========    ========

     As of December 31, 2000 and 1999, the fair value approximated the amortized cost of available-for-sale securities. All available-for-sale securities have contractual maturities of one year or less.

                          COSINE COMMUNICATIONS, INC.

  Inventories

     Net inventories at each year end, stated at the lower of cost (first-in, first-out) or market, consisted of the following: (in thousands)

                                                              2000      1999
                                                             -------    ----
Raw materials..............................................  $   832    $327
Semi-finished goods........................................    7,554      --
Finished goods.............................................    2,248      --
                                                             -------    ----
                                                             $10,634    $327
                                                             =======    ====

     Included in net finished goods inventory at December 31, 2000 was $415,000 of goods awaiting customer acceptance. Included in net semi-finished goods was $1,158,000 of goods used for customer evaluation purposes.

  Property and Equipment

     Property and equipment are stated at cost, net of accumulated depreciation. Property and equipment are depreciated using the straight-line method over estimated useful lives of the assets (ranging from three to five years) or the related lease term.

     Property and equipment at each year end consisted of the following: (in thousands)

                                                            2000       1999
                                                           -------    -------
Computer equipment.......................................  $10,651    $ 2,175
Furniture and fixtures...................................    2,592      1,069
Leasehold improvements...................................    2,287        364
Computer software........................................    5,691      2,002
Manufacturing and laboratory equipment...................   30,597      4,228
                                                           -------    -------
                                                            51,818      9,838
Accumulated depreciation.................................  (19,079)    (2,207)
                                                           -------    -------
                                                           $32,739    $ 7,631
                                                           =======    =======

  Stock-Based Compensation

     CoSine accounts for employee and director stock option grants using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related interpretations as described in FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation," (FIN 44). The fair value disclosures required by Statement of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) are included in Note 6. SFAS 123 requires the disclosure of pro forma information regarding net loss and net loss per share as if CoSine had accounted for its stock options under the fair value method.

     In connection with CoSine's initial public offering, the fair value of its common stock was reevaluated and deferred stock compensation for option grants to employees was recorded, representing the difference between the fair value of the common stock for financial reporting purposes and the exercise price of the underlying options. Cosine is also required to remeasure the value of unvested shares issued upon exercise of unvested employee stock options for full recourse promissory notes that were converted to non-recourse obligations. The amount of deferred stock-based compensation is amortized over the vesting period of the individual options, using the graded vesting method.

                          COSINE COMMUNICATIONS, INC.

     Stock options granted to non-employees are accounted for in accordance with SFAS 123 and the Emerging Issues Task Force Consensus No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" which requires the value of such options to be periodically remeasured as they vest over a performance period. The fair value of such options is determined using the Black-Scholes model.

  Revenue Recognition

     CoSine recognizes product revenue at the time of shipment, assuming that persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collectibility is probable, unless CoSine has future obligations for installation or require customer acceptance, in which case revenue is deferred until these obligations are met. CoSine's product incorporates software that is not incidental to the related hardware and, accordingly, CoSine recognizes revenue in accordance with the American Institute of Certified Public Accountants issued Statement of Position 97-2 "Software Revenue Recognition." For arrangements that include the delivery of multiple products, the revenue is allocated to the various products based on "vendor-specific objective evidence of fair value" (VSOE). CoSine establishes VSOE based on either the price charged for the product when the same product is sold separately or for products not yet sold separately, based on the list prices of such products individually established by management with the relevant authority to do so. Revenue from post-contract support obligations for specified future periods is deferred and recognized on a straight-line basis over the service period. Revenue from consulting services is recognized as the services are provided. Amounts billed in excess of revenue recognized are included as deferred revenue in the accompanying consolidated balance sheets.

     During 2000, CoSine issued warrants to its initial customers. The warrants were issued upon receipt of substantial purchase orders that were preceded by a period of cooperation with CoSine in the marketing, development and refinement of its product. The fair value of these customer-related warrants was calculated to be $16,252,000. For the year ended December 31, 2000, $10,511,000 was recognized as an offset to receipts from sales, including equity issued in connection with sales in the determination of revenue. The remaining $5,741,000, which is netted against deferred revenue or included in other current assets, will be amortized in future periods as an offset to receipts from sales, including equity issued in connection with sales to the extent of and as the revenue associated with these orders is recognized. One of CoSine's initial customers was provided limited price protection rights that expired unexercised in October 2000.

     Below is a reconciliation of revenue for the year ended December 31, 2000 as presented in the statement of operations to show the separate components as indicated: (in thousands)

Receipts from sales, including equity issued in connection
  with sales................................................  $41,618
Less: Receipts for equity issued in connection with sales...   10,511
                                                              -------
Revenue.....................................................  $31,107
                                                              =======

  Cost of Goods Sold

     Cost of goods sold is comprised primarily of material, labor, overhead and estimated warranty reserves. In addition, cost of goods sold includes non-cash stock based expense arising from the issuance to suppliers of options to purchase common stock.

  Provision for Warranty Claims

     The warranty period for CoSine's product is generally outlined in the specific sales agreements. Estimated expenses for warranty obligations are accrued as revenue is recognized and included in cost of goods sold.

                          COSINE COMMUNICATIONS, INC.

  Research and Development

     Research and development expenditures, consisting primarily of materials, labor and overhead costs for the development and testing of prototypes and salaries and related personnel costs associated with independent research, are generally charged to operations as incurred.

     Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on CoSine's product development process, technological feasibility is established upon the completion of a working model. Through December 31, 2000, capitalizable costs incurred after achieving technological feasibility have not been significant for any development project. Accordingly, CoSine has charged all costs to research and development expense in the periods they were incurred.

  Advertising Expense

     Advertising costs are expensed as incurred and amounted to $532,000 for the year ended December 31, 2000, and were immaterial in prior years.

  Net Loss Per Common Share

     Basic net loss per common share is calculated based on the weighted-average number of common shares outstanding during the periods presented, less the weighted-average shares outstanding which are subject to CoSine's right of repurchase. Diluted net loss per common share would give effect to the dilutive effect of common stock equivalents consisting of convertible preferred stock, stock options and warrants (calculated using the treasury stock method). Potentially dilutive securities have been excluded from the diluted net loss per common share computations, as their inclusion would be antidilutive.

     The following table presents the calculation of basic and diluted net loss per share for each year end: (in thousands, except per share data)

                                               2000         1999       1998
                                             ---------    --------    -------
Net loss allocable to common
  stockholders.............................  $(158,626)   $(37,721)   $(9,293)
Basic and diluted:
  Weighted-average shares of common stock
     outstanding...........................     40,382       7,659      6,151
Less: weighted-average shares subject to
  repurchase...............................    (10,035)     (2,625)    (4,100)
                                             ---------    --------    -------
  Weighted-average shares used in basic and
     diluted net loss per common share.....     30,347       5,034      2,051
                                             =========    ========    =======
Basic and diluted net loss per common
  share....................................  $   (5.23)   $  (7.49)   $ (4.53)
                                             =========    ========    =======

     During all periods presented, CoSine had securities outstanding that could potentially dilute earnings per share in the future, but were excluded from the computation of diluted net loss per common share, as their effect would have been antidilutive. These shares amounted to 14,378,000, 74,938,000 and 24,376,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

  Segment Reporting

     Effective January 1, 1998, CoSine adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS 131). SFAS 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its

                          COSINE COMMUNICATIONS, INC.

products, services, geographic areas and major customers. CoSine has determined that it operates in only one segment. Substantially all of CoSine's assets are located in the United States.

     Revenues from customers by geographic region were as follows: (in thousands)

                                     RECEIPTS FROM SALES,      RECEIPTS FOR EQUITY
                                  INCLUDING EQUITY ISSUED IN   ISSUED IN CONNECTION
                                    CONNECTION WITH SALES           WITH SALES        REVENUE
             REGION               --------------------------   --------------------   -------
Europe..........................           $14,608                   $ 1,296          $13,312
Japan...........................             7,787                        --            7,787
United States...................            19,223                     9,215           10,008
                                           -------                   -------          -------
          Total.................           $41,618                   $10,511          $31,107
                                           =======                   =======          =======

  Recent Accounting Pronouncements

     In March 2000, the Emerging Issues Task Force reached a consensus on Issue 00-2, "Accounting for the Costs of Developing a Web Site," (EITF 00-2). EITF 00-2 is effective for costs incurred after June 30, 2000. In general, EITF 00-2 states that the costs of developing a web site should be accounted for under provisions of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The adoption of EITF 00-2 does not have a significant impact on CoSine's financial position, results of operations or cash flows. While CoSine maintains a website, it is not a significant focus of its business.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation," (FIN 44). FIN 44 provides guidance for certain issues arising in the application of APB Opinion No. 25 "Accounting for Stock Issued to Employees." CoSine believes that its accounting policy for stock issued to employees is in compliance with FIN 44.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The bulletin summarized some of the commission's views in applying generally accepted accounting principles to revenue recognition in financial statements. CoSine believes its revenue recognition policy complies with this bulletin.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities," (SFAS 133) which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 2000. CoSine does not currently hold any derivative financial instruments or engage in hedging activities. Adoption of SFAS 133 is not expected to have a material impact on CoSine's financial position or results of operations. CoSine will adopt SFAS 133 in the first quarter of 2001, effective January 1, 2001.

 2. EQUIPMENT AND WORKING CAPITAL LOANS

     CoSine has entered into equipment and working capital loan agreements totaling $1,486,000 and $9,854,000 at December 31, 2000 and 1999, respectively that are secured by the assets purchased using the loans. Principal and interest are due in monthly installments through 2004. Interest accrues at annual rates between 12.9% and 14.3%. As of December 31, 2000 and 1999, total principal payments due under these agreements were $7,215,000 and $8,311,000, respectively. The fair value of the loans is estimated based on current interest rates available to CoSine for debt instruments with similar terms, degrees of risk and remaining maturities. The carrying value of the loans approximates their fair value.

                          COSINE COMMUNICATIONS, INC.

     Future minimum payments under equipment and working capital loans at December 31, 2000 are as follows: (in thousands)

2001........................................................  $ 3,462
2002........................................................    2,985
2003........................................................    2,028
2004........................................................      133
                                                              -------
Total minimum payments......................................    8,608
Amount representing interest................................   (1,393)
                                                              -------
Total principal.............................................    7,215
Current portion.............................................   (2,674)
                                                              -------
  Long-term portion.........................................  $ 4,541
                                                              =======

 3. LEASES

     CoSine entered into various capital leases under sale and leaseback agreements to finance the purchase of computer and other equipment. Capitalized costs of $9,996,000 and accumulated amortization of $1,655,000 are included in property and equipment at December 31, 2000. CoSine leases its facilities under operating leases, with terms ranging from August 1, 1998 through July 31, 2011.

     Future minimum payments for all leases and the present value of the net minimum lease payments for capital leases are as follows: (in thousands)

                                                           CAPITAL    OPERATING
                                                           LEASES      LEASES
                                                           -------    ---------
2001.....................................................  $ 3,865     $ 6,929
2002.....................................................    3,865       4,898
2003.....................................................    1,964       4,359
2004.....................................................       --       4,475
2005.....................................................       --       4,570
Later years..............................................       --      47,356
                                                           -------     -------
Total minimum lease payments.............................    9,694     $72,587
                                                                       =======
Amount representing interest.............................   (1,143)
                                                           -------
Present value of net minimum lease payments..............    8,551
Current portion..........................................   (3,160)
                                                           -------
  Long-term portion......................................  $ 5,391
                                                           =======

     Rent expense was $7,259,000, $2,093,000 and $1,045,000 for the years ended December 31, 2000, 1999 and 1998, respectively, and is calculated on a straight-line basis.

     CoSine subleases a portion of the space at its facility. Rental income relating to the sublease was $719,000, $323,000 and $13,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The sublease arrangements, which expire on June 30, 2001, provide for income of $301,000 in 2001.

     In connection with its facility lease, CoSine has issued a non-interest-bearing promissory note due January 2001 for approximately $222,000 relating to a security deposit, which is included in note payable and other long-term liabilities at December 31, 2000 and 1999, respectively.

                          COSINE COMMUNICATIONS, INC.

 4. COMMITMENTS AND CONTINGENCIES

     As of December 31, 2000 and 1999, CoSine had commitments of approximately $9,543,000 and $6,067,000, respectively, relating to purchases of raw material components. As of December 31, 1999, there was $3,813,000 relating to the minimum amount of royalties payable on software licenses on future product sales regardless of the amount of these sales. There was no remaining obligation as of December 31, 2000. If sales levels exceed a minimum threshold, CoSine must pay additional royalties under these contracts.

     On September 25, 2000, a technology company had initiated correspondence with CoSine asserting that CoSine had used that company's patented technology without a licensing arrangement. Management believes that the claim does not have any merit.

     On November 8, 2000, net.com filed a complaint against CoSine and two of its employees in the Superior Court of the State of California, San Mateo County. The complaint alleged, among other things, misappropriation of trade secrets known to the two employees who had recently left net.com's employment, unfair competition, and intentional interference with contractual relations. The complaint seeks unspecified monetary damages, double and punitive damages and attorney's fees. The parties are currently in settlement discussions.

 5. 401(k) PLAN

     CoSine has a defined contribution benefit plan established under the provisions of section 401(k) of the Internal Revenue Code. All employees may elect to contribute up to 20% of their compensation to the plan through salary deferrals, subject to IRS limits. CoSine may contribute a discretionary matching contribution. Since inception CoSine made no matching contributions to the plan.

 6. REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

     Prior to September 29, 2000, CoSine had convertible preferred stock that consisted of (i) series A convertible preferred stock and (ii) series B, C, D and E redeemable convertible preferred stock, collectively referred to as "preferred stock." On September 29, 2000, the closing of CoSine's initial public offering, all shares of preferred stock were automatically converted into 69,632,147 shares of common stock. The following is a description of the preferred stock prior to conversion. Following the initial public offering 3,000,000 shares of preferred stock were authorized and unissued.

  Convertible Preferred Stock

  Series A

     Series A convertible preferred stock ranked senior to CoSine's common stock and junior to the series B, C and D preferred stock as to liquidation preference. Series A convertible preferred stock had a liquidation preference of $1.60 per share, plus any accrued dividends.

     Each share of series A convertible preferred stock was, at the option of the holder, convertible into common stock as determined by dividing the original issue price by a conversion price of $0.40 (subject to adjustment). The outstanding shares of series A convertible preferred stock would automatically be converted into common stock immediately before the closing of an underwritten public offering of common stock in which CoSine received at least $15,000,000 in gross proceeds, and the price per share was at least $5.00 per share, or at the election of the holders of a majority of the then outstanding shares of series A convertible preferred stock.

     Series A convertible preferred stock was not redeemable by CoSine. The series A convertible preferred stockholders had voting rights equal to the common shares issuable upon conversion. In addition, the holders

                          COSINE COMMUNICATIONS, INC.

of series A convertible preferred stock, voting together as a class, were entitled to elect one member of CoSine's board of directors (as long as 500,000 shares of the class were outstanding).

     Series A convertible preferred stock ranked senior to the common stock as to dividends. Each fiscal year, series A convertible stockholders were entitled to cumulative dividends of $0.16 per share. Dividends could have been paid only when declared by the board of directors, out of legally available funds. No dividends were declared.

  Redeemable Convertible Preferred Stock

  Series B

     Series B convertible preferred stock ranked senior to the series A preferred stock and pari passu with the series C, D and E preferred stock as to liquidation preference. Series B convertible preferred stock had a liquidation preference of $0.738 per share, plus any accrued dividends. The aggregate per share liquidation amount for the holders of series B convertible preferred stock could not have exceeded $2.50.

     Each share of series B convertible preferred stock was, at the option of the holder, convertible into common stock as determined by dividing the original issue price by a conversion price of $0.738 (subject to adjustment). The outstanding shares of series B convertible preferred stock would automatically be converted into common stock immediately before the closing of an underwritten public offering of common stock in which CoSine received at least $15,000,000 in gross proceeds, and the price per share was at least $5.00 per share, or at the election of the holders of a majority of the then outstanding shares of series B convertible preferred stock.

     If at any time within the 90 day period following November 23, 2003, CoSine received a written request from the holders of not less than 67% of the then outstanding series B, C, D and E convertible preferred stock, requesting redemption of all or a portion of their series B, C, D and E convertible preferred stock, CoSine would have been required to redeem pro rata to their respective requests for redemption one-third of each of the series B, C, D and E convertible preferred stock requested to be redeemed, and would have been required to redeem the series B, C, D and E convertible preferred stock remaining outstanding after this redemption pro rata to the respective number of shares of each then outstanding, in two equal installments on November 23, 2004 and November 23, 2005. CoSine would have been required to pay in cash for series B preferred the higher of $0.738 per share or the fair market value of the shares as determined by a qualified independent appraiser.

     The series B convertible preferred stockholders had voting rights equal to the common shares issuable upon conversion. In addition, the holders of series B convertible preferred stock, voting together as a class, were entitled to elect two members of CoSine's board of directors (as long as 500,000 shares of the class were outstanding).

     Series B convertible preferred stock ranked senior to the common stock as to dividends. Each fiscal year, series B convertible stockholders were entitled to noncumulative dividends of $0.0738 per share. Dividends could have been paid only when declared by the board of directors, out of legally available funds. No dividends were declared.

  Series C

     Series C convertible preferred stock ranked senior to the series A preferred stock and pari passu with the series B, D and E preferred stock as to liquidation preference. Series C convertible preferred stock had a liquidation preference of $0.897 per share, plus any accrued dividends. The aggregate per share liquidation amount for the holders of series C preferred stock could not have exceeded $3.588.

                          COSINE COMMUNICATIONS, INC.

     Each share of series C convertible preferred stock was, at the option of the holder, convertible into common stock as determined by dividing the original issue price by a conversion price of $0.897 (subject to adjustment). The outstanding shares of series C convertible preferred stock would automatically be converted into common stock upon the close of business on the day immediately before the closing of an underwritten public offering of common stock in which CoSine received at least $15,000,000 in gross proceeds, and the price per share was at least $5.00 per share, or at the election of the holders of a majority of the then outstanding shares of series C convertible preferred stock.

     If at any time within the 90 day period following November 23, 2003, CoSine received a written request from the holders of not less than 67% of the then outstanding series B, C, D and E convertible preferred stock, requesting redemption of all or a portion of their series B, C, D and E convertible preferred stock, CoSine would have been required to redeem pro rata to their respective requests for redemption one-third of each of the series B, C, D and E convertible preferred stock requested to be redeemed, and would have been required to redeem the series B, C, D and E convertible preferred stock remaining outstanding after this redemption pro rata to the respective number of shares of each then outstanding, in two equal installments on November 23, 2004 and November 23, 2005. CoSine would have been required to pay in cash for series C preferred the higher of $0.897 per share of the fair market value or the shares as determined by a qualified independent appraiser.

     The series C convertible preferred stockholders had voting rights equal to the common shares issuable upon conversion.

     Series C convertible preferred stock ranked senior to the common stock as to dividends. Each fiscal year, series C convertible stockholders were entitled to noncumulative dividends of $0.0897 per share. Dividends could have been paid only when declared by the board of directors, out of legally available funds. No dividends were declared.

  Series D

     Series D convertible preferred stock ranked senior to the series A preferred stock and pari passu with the series B, C and E preferred stock as to liquidation preference. Series D convertible preferred stock had a liquidation preference of $3.505 per share, plus any accrued dividends. The aggregate per share liquidation amount for the holders of series D preferred stock could not have exceeded $14.02.

     Each share of series D convertible preferred stock was, at the option of the holder, convertible into common stock as determined by dividing the original issue price by a conversion price of $3.505 (subject to adjustment). The outstanding shares of series D convertible preferred stock would automatically be converted into common stock immediately before the closing of an underwritten public offering of common stock in which CoSine received at least $15,000,000 in gross proceeds, and the price per share was at least $7.00 per share, or at the election of the holders of a majority of the then outstanding shares of series D convertible preferred stock.

     If at any time within the 90 day period following November 23, 2003, CoSine received a written request from the holders of not less than 67% of the then outstanding series B, C, D and E convertible preferred stock, requesting redemption of all or a portion of their series B, C, D and E convertible preferred stock, CoSine would have been required to redeem pro rata to their respective requests for redemption one-third of each of the series B, C, D and E convertible preferred stock requested to be redeemed, and would have been required to redeem the series B, C, D and E convertible preferred stock remaining outstanding after this redemption pro rata to the respective number of shares of each then outstanding, in two equal installments on November 23, 2004 and November 23, 2005. CoSine would have been required to pay in cash for series D preferred the higher of $3.505 per share or the fair market value of the shares as determined by a qualified independent appraiser.

                          COSINE COMMUNICATIONS, INC.

     The series D convertible preferred stockholders had voting rights equal to the common shares issuable upon conversion.

     Series D convertible preferred stock ranked senior to the common stock as to dividends. Each fiscal year, series D convertible stockholders were entitled to noncumulative dividends of $0.3505 per share. Dividends could have been paid only when declared by the board of directors, out of legally available funds. No dividends were declared.

  Series E

     Series E convertible preferred stock ranked senior to the series A preferred stock and pari passu with the series B, C and D preferred stock as to liquidation preference. Series E convertible preferred stock had a liquidation preference of $15.00 per share, plus $0.125 per share for each month such share was held between the original issue date of the series E and the liquidation.

     Each share of series E convertible preferred stock was, at the option of the holder, convertible into common stock as determined by dividing the original issue price by a conversion price of $15.00 (subject to adjustment). The outstanding shares of series E convertible preferred stock would automatically be converted into common stock either immediately before the closing of an underwritten public offering of common stock in which CoSine received at least $15,000,000 in gross proceeds, and the price per share was at least $7.00 per share, or at the election of the holders of a majority of the then outstanding shares of series E convertible preferred stock.

     If at any time within the 90 day period following November 23, 2003, CoSine received a written request from the holders of not less than 67% of the then outstanding series B, C, D and E convertible preferred stock, requesting redemption of all or a portion of their series B, C, D and E convertible preferred stock, CoSine would have been required to redeem pro rata to their respective requests for redemption one-third of each of the series B, C, D and E convertible preferred stock requested to be redeemed, and would have been required to redeem the series B, C, D and E convertible preferred stock remaining outstanding after this redemption pro rata to the respective number of shares of each then outstanding, in two equal installments on November 23, 2004 and November 23, 2005.

     CoSine would have been required to pay in cash for series E preferred the higher of $15.00 per share or the fair market value of the shares as determined by a qualified independent appraiser.

     The series E convertible preferred stockholders had voting rights equal to the common shares issuable upon conversion.

     Series E convertible preferred stock ranked senior to the common stock as to dividends. Each fiscal year, series E convertible stockholders were entitled to noncumulative dividends of $1.50 per share. Dividends could have been paid only when declared by the board of directors, out of legally available funds. No dividends were declared.

  Deemed Dividend

     In March 2000, CoSine consummated the sale of an additional 625,000 shares of series D redeemable convertible preferred stock from which CoSine received proceeds of approximately $5,000,000 or $8.00 per share. At the date of issuance, CoSine believed the per share price of $8.00 represented the fair value of the preferred stock. After CoSine's initial public offering process began, CoSine reevaluated the fair value of its common stock as of March 2000. Accordingly, the increase in fair value has resulted in a beneficial conversion feature of $2,500,000, which has been recorded as a deemed dividend to preferred stockholders in 2000. CoSine recorded the deemed dividend at the date of issuance by offsetting charges and credits to stockholders'

                          COSINE COMMUNICATIONS, INC.

equity. The preferred stock dividend increases the net loss allocable to common stockholders in the calculation of basic and diluted net loss per common share for the year ended December 31, 2000.

  Common Stock

     In September 1997, January and February 1998, 6,666,664 shares of common stock were issued to founders of CoSine for cash and full-recourse notes. The outstanding shares are subject to certain transfer restrictions. These shares are also subject to repurchase at the issuance price upon termination of employment. CoSine's right of repurchase expires ratably over periods ranging from three to four years. As of December 31, 2000 and 1999, 458,333 and 1,666,666 shares of common stock issued to the two founders are subject to repurchase, respectively.

     CoSine has reserved shares of common stock for future issuance at each year end as follows (in thousands):

                                                              2000      1999
                                                             ------    ------
Stock options:
  Options outstanding......................................  13,567    10,762
  Reserved for future grants...............................   6,897     6,834
Convertible preferred stock................................      --    64,289
Warrants outstanding.......................................     811     2,170
                                                             ------    ------
                                                             21,275    84,055
                                                             ======    ======

  1997 Stock Option Plan

     In October 1997, the board of directors adopted the 1997 Stock Plan (1997
Plan) for issuance of common stock and grants of options for common stock to employees, consultants and directors. Incentive stock options granted under the plan are at prices not less than the fair value of stock at the date of grant, except in the case of a sale to a person who owns stock representing more than 10% of all the voting power of all classes of stock of CoSine, in which case the purchase price will be 110% of the fair market value of the common stock on the date of grant. Nonstatutory stock options granted under the 1997 Plan are at prices not less than 85% of the fair value of stock at the date of grant, except in the case of a sale to a person who owns stock representing more than 10% of all the voting power of all classes of stock of CoSine, in which case the purchase price will be 110% of the fair market value of the common stock on the date of grant. Options granted under the 1997 Plan generally vest over four years at a rate of 25% one year from the grant date and ratably monthly thereafter and expire 10 years after the grant, or earlier upon termination. Options may be granted with different vesting terms.

     The 1997 Plan also allows for the exercise of options before vesting and the related issuance of restricted stock that is subject to right of repurchase by CoSine. The rights of repurchase generally lapse at the rate noted above. An aggregate 9,346,355 and 2,782,227 shares of common stock were acquired through the exercise of options are subject to repurchase at an aggregate repurchase price of $36,527,000 and $1,485,000 as of December 31, 2000 and 1999,
respectively.

     Effective upon the initial public offering, the 1997 Plan was terminated and the shares reserved and unissued under the 1997 Plan were reserved for issuance under the 2000 Plan.

  2000 Stock Option Plan

     In May 2000, the board of directors adopted the 2000 Stock Plan (2000
Plan). The 2000 Plan was approved by the stockholders before the completion of the initial public offering. The 2000 Plan provides for the grant of incentive stock options to employees, and for the grant of nonstatutory stock options and stock

                          COSINE COMMUNICATIONS, INC.

purchase rights to employees, directors and consultants. Incentive stock options granted under the 2000 Plan will be at prices not less than the fair value of the common stock at the date of grant. The term of each option will be determined by the administrator of the plan, generally 10 years or less.

     At December 31, 2000, a total of 8,398,074 common shares of CoSine have been reserved for issuance under the 2000 Plan, including 2,500,000 shares initially reserved upon adoption of the 2000 Plan, 5,187,092 shares added to the 2000 Plan on October 1, 2000 pursuant to its terms, and shares rolled over from the 1997 Plan.

  2000 Employee Stock Purchase Plan

     In May 2000, the board of directors adopted the 2000 Employee Stock Purchase (Purchase Plan), which was effective upon the closing of the initial public offering. The Purchase Plan qualifies under the provisions of section 423 of the 1986 Internal Revenue Code of the United States. A total of 2,500,000 shares were initially reserved for issuance under the Purchase Plan. Pursuant to terms of the Purchase Plan, the board of directors approved an increase in the number of shares reserved for issuance under the Purchase Plan from 2,500,000 to 4,500,000 effective January 1, 2001. Under the terms of the Purchase Plan, employees may contribute through payroll deductions up to 10% of their compensation to purchase shares at a price equal to 85% of the lower of the fair market value of the common stock at the beginning of the offering period or at the end of the offering period.

  2000 Director Option Plan

     In May 2000, the board of directors adopted the 2000 Director Option Plan (Director's Plan), which was effective upon the closing of the initial public offering. A total of 400,000 shares of common stock have been reserved for issuance under the Director's Plan.

     The Director's Plan will automatically grant an option to purchase 80,000 shares of common stock to each non-employee director when they are first elected to CoSine's board of directors following the initial public offering. The Director's Plan also provides that each non-employee director who has been a member of the board of directors for at least six months before the date of the 2000 annual stockholders' meeting will receive an automatic annual grant of options to acquire 20,000 shares of common stock.

     The options have an exercise price per share equal to the fair market value of common stock at the date of grant and have a term of 10 years. Initial options vest and become exercisable in four equal annual increments immediately following the date of grant. Later options vest and become exercisable on the fourth anniversary of the date of grant.

                          COSINE COMMUNICATIONS, INC.

     Stock activity under the Stock Option Plans were as follows: (in thousands, except per share data)

                                                                                   WEIGHTED-
                                                      SHARES                        AVERAGE
                                                   AVAILABLE FOR      OPTIONS      PRICE PER
                                                       GRANT        OUTSTANDING      SHARE
                                                   -------------    -----------    ---------
BALANCE AS OF DECEMBER 31, 1997..................         833             --            --
  Authorized.....................................       1,787             --            --
  Granted........................................      (2,618)         2,618         $0.08
                                                      -------         ------
BALANCE AS OF DECEMBER 31, 1998..................           2          2,618          0.08
  Authorized.....................................      19,000             --            --
  Granted........................................     (12,604)        12,604          0.70
  Exercised......................................          --         (4,024)         0.40
  Canceled.......................................         436           (436)         0.17
                                                      -------         ------
BALANCE AS OF DECEMBER 31, 1999..................       6,834         10,762          0.69
  Authorized.....................................      13,687             --            --
  Granted........................................     (14,941)        14,941          9.94
  Exercised......................................          --        (11,061)         3.41
  Canceled.......................................       1,075         (1,075)         6.26
  Repurchased....................................         242             --            --
                                                      -------         ------
BALANCE AS OF DECEMBER 31, 2000..................       6,897         13,567         $8.21
                                                      -------         ------         -----

     The following table summarizes information concerning options outstanding and exercisable at December 31, 2000: (in thousands, except per share data)

                             OPTIONS OUTSTANDING
                  ------------------------------------------     OPTIONS EXERCISABLE
                              WEIGHTED-                        -----------------------
                               AVERAGE          WEIGHTED-                 WEIGHTED-
   RANGE OF                   REMAINING          AVERAGE                   AVERAGE
EXERCISE PRICES   SHARES   CONTRACTUAL LIFE   EXERCISE PRICE   SHARES   EXERCISE PRICE
- ---------------   ------   ----------------   --------------   ------   --------------
$ 0.04 - $  .55    1,922         8.3              $  .30        1,922       $  .30
  1.00 -   4.00    4,231         9.0                2.55        4,231         2.55
  9.50 -  12.00    4,443         9.5               10.02        4,405        10.01
 13.13 -  40.00    2,971         9.8               18.97        1,609        21.00
                  ------         ---              ------       ------       ------
$  .04 - $40.00   13,567         9.2              $ 8.21       12,167       $ 7.32
                  ------         ---              ------       ------       ------

  Stock-Based Compensation

     During the years ended December 31, 2000 and 1999, CoSine issued stock options to employees with exercise prices that it believed represented the fair value of the stock. In March 2000, after CoSine began the initial offering process, CoSine reevaluated the fair value of its common stock. In connection with the reevaluation, CoSine recorded deferred stock compensation for these stock option grants of $81,029,000 and $33,955,000 in the years ended December 31, 2000 and 1999, respectively, representing the difference between the fair value of the common stock for financial reporting purposes and the exercise price of the underlying options. This amount is recorded as a reduction of stockholders' equity and is being amortized over the vesting period of the individual options, generally four years, using the graded vesting method. CoSine recorded amortization of deferred stock compensation of $51,174,000 and $3,569,000 for the years ended December 31, 2000 and 1999, respectively.

     During the years ended December 31, 2000 and 1999, CoSine granted common stock options to non-employees at exercise prices that range from $0.15 to $9.50 per share for services provided to CoSine. These options are included in the option tables disclosed above. The options generally vest over four years at a rate of

                          COSINE COMMUNICATIONS, INC.

25% one year from the grant date and ratably monthly thereafter and expire 10 years after the grant date. CoSine recognized expense of $8,029,000 and $211,000 in 2000 and 1999, respectively, for these transactions. The related expense in 1998 was not material. The fair value of these options is periodically remeasured as they vest over the performance period and was estimated using the Black-Scholes model with the following assumptions: risk-free interest rate of 5%, expected life of 10 years, a dividend yield of zero, and an expected volatility of CoSine's common stock of 0.6.

     During the fourth quarter of 2000, CoSine converted full-recourse promissory notes received from employees upon the early exercise of unvested employee stock options to non-recourse obligations. Accordingly, CoSine is required to remeasure the value of these shares until the shares vest, which affects the non-cash charges associated with these issuances. Cosine has recorded additional deferred stock compensation of $39,718,000 and amortization of $8,217,000 relating to the remeasurement of unvested shares during the fourth quarter of 2000.

  Pro Forma Information

     Pro forma information about net loss and net loss per share is required by SFAS 123, which requires the information to be determined as if Cosine has accounted for its employee stock options granted under the fair value method. The fair value of CoSine's options was estimated at the grant date using the Black-Scholes option pricing model with the following assumptions: volatility of 0.6, risk-free interest rate of 5%, an expected life of four years, and a dividend yield of zero. The weighted-average fair value of options granted during 2000, 1999 and 1998 was $4.79, $2.92 and $0.02, respectively.

     Pro forma information is as follows: (in thousands, except per share data)

                                                       2000         1999       1998
                                                     ---------    --------    -------
As reported:
  Net loss allocable to common stockholders........  $(158,626)   $(37,721)   $(9,293)
  Basic and diluted net loss per common share......  $   (5.23)   $  (7.49)   $ (4.53)
Pro forma:
  Net loss allocable to common stockholders........  $(158,626)   $(37,721)   $(9,299)
  Basic and diluted net loss per common share......  $   (5.23)   $  (7.49)   $ (4.53)

     Pro forma net loss and net loss per share equal actual net loss and net loss per share in 2000 and 1999 due to the fact that the amortization of deferred stock-based compensation exceeds pro forma compensation expense calculated under SFAS 123.

     The impact of applying SFAS 123 in this pro forma disclosure is not indicative of future results.

  Warrants

     In November 1998, in connection with consulting services, CoSine issued warrants to purchase 43,067 shares of common stock. The warrants were exercisable at any time at $0.15 per share and expired on the earlier of 10 years following the issue date or a corporate reorganization. The warrants were exercised in September 2000 and converted into 43,067 common shares upon completion of the initial public offering. The warrants had a variable measurement date and accordingly they were periodically revalued based on the guidance of Emerging Issues Task Force Consensus No. 96-18 (EITF No. 96-18). The warrants were to vest over a period of four years and their fair value was calculated to be $260,000 at December 31, 1999, using the Black-Scholes valuation method, utilizing a volatility factor of 0.6, risk-free interest rate of 5%, and an initial expected life of 10 years. Prior to their exercise, the fair value of the warrants was being amortized over the expected life of the warrants.

                          COSINE COMMUNICATIONS, INC.

     In August 1998, in connection with a facilities lease arrangement, CoSine issued warrants to purchase 157,915 shares of series A preferred stock. The warrants were exercisable at any time at no cost to the holder and expired on the earlier of five years following the issue date or a corporate reorganization. The warrants had a variable measurement date and accordingly they are periodically revalued based on the guidance of EITF No. 96-18. The warrants vested over a period of one year and their fair value was calculated to be $767,000 at December 31, 1999 using the Black-Scholes valuation method, utilizing a volatility factor of 0.6, risk-free interest rate of 5%, and an initial expected life of five years. The fair value of the warrants was being amortized over the term of the lease. These warrants were exercised in June 2000 and converted into 636,420 shares of common stock upon the completion of the initial public offering in September of 2000.

     In May 1998, in connection with a loan and security agreement, CoSine issued warrants to purchase 84,688 shares of series B preferred stock. Upon the closing of the initial public offering, these warrants became warrants to purchase an equivalent number of shares of common stock. The warrants were fully vested immediately upon issuance and exercisable at any time at $0.738 per share and expired five years following the issue date. There are no forfeiture rights. As there were no future performance obligations, the measurement date of the warrants was fixed at the issuance date. The fair value of the warrants was calculated to be $35,000 using the Black-Scholes valuation method, utilizing a volatility factor of 0.6, risk-free interest rate of 5%, and an expected life of five years, and was expensed in full during 1998. In October of 2000, these warrants were exercised in a cashless exercise, which resulted in 82,889 shares of common stock being issued net of 1,799 shares delivered in payment of the warrant exercise price.

     In October 1998, in connection with an equipment and working capital loan arrangement, CoSine issued warrants to purchase 304,878 shares of series B preferred stock. Upon the closing of the initial public offering, these warrants became warrants to purchase an equivalent number of shares of common stock. The warrants were fully vested immediately upon issuance and exercisable at any time at $0.738 per share and expire eight years following the issue date. The fair value of the warrants was calculated to be $152,000 using the Black-Scholes valuation method, utilizing a volatility factor of 0.6, risk-free interest rate of 5%, and an expected life of eight years. The fair value of the warrants is being amortized over the term of the loan.

     In November 1998, in connection with a bridge note agreement, CoSine issued warrants to purchase 304,878 shares of series B preferred stock. The warrants were fully vested immediately upon issuance and exercisable at any time at $0.738 per share and expired on the earlier of 10 years following the issue date and a corporate reorganization. As there were no future performance obligations, the measurement date of the warrants was fixed at the issuance date. The fair value of the warrants was calculated to be $165,000 using the Black-Scholes valuation method, utilizing a volatility factor of 0.6, risk-free interest rate of 5%, and an expected life of 10 years, and was expensed in full during 1998. These warrants were exercised at various dates between May 2000 and completion of the initial public offering in September and the shares of series B preferred stock issued were converted to common stock upon completion of the initial public offering.

     In May 1999, for technical, marketing and market-related product development services, CoSine issued warrants to a customer to purchase 641,904 shares of series C preferred stock. The warrants were fully vested immediately upon issuance and exercisable at any time at $1.0905 per share and expired five years following the issue date. The warrants were exercised in July 2000 and converted into 641,904 shares of common stock upon completion of the initial public offering. As there were no future performance obligations, the measurement date of the warrants was fixed at the issuance date. The fair value of the warrants was calculated to be $392,000 using the Black-Scholes valuation method, utilizing a volatility factor of 0.6, risk-free interest rate of 5%, and an expected life of five years, and was expensed in full during 1999.

     In September 1999, in connection with placement services for the first round of series D issuance, CoSine issued warrants to purchase 148,929 shares of series D preferred stock. The warrants were fully vested immediately upon issuance and exercisable at any time at $3.505 per share and expired five years following the issue date. The warrants were exercised in July 2000 and converted into 148,928 shares of common stock upon

                          COSINE COMMUNICATIONS, INC.

completion of the initial public offering. As there were no future performance obligations, the measurement date of the warrants was fixed at the issuance date. The fair value of the warrants was calculated to be $292,000 using the Black-Scholes valuation method, utilizing a volatility factor of 0.6, risk-free interest rate of 5%, and an expected life of five years, and was recorded as series D first round issuance costs.

     In October 1999, in connection with placement services for the second round of series D issuance, CoSine issued warrants to purchase 5,135 shares of series D preferred stock. The warrants were fully vested immediately upon issuance and exercisable at any time at $3.505 per share and expired five years following the issue date. The warrants were exercised in July 2000 and converted into 5,135 shares of common stock upon the completion of the initial public offering. As there were no future performance obligations, the measurement date of the warrants was fixed at the issuance date. The fair value of the warrants was calculated to be $10,000 using the Black-Scholes valuation method, utilizing a volatility factor of 0.6, risk-free interest rate of 5%, and an expected life of five years, and was recorded as series D second round issuance costs.

     In January 2000, upon receipt of a purchase order from a customer, CoSine issued warrants to the customer to purchase 1,233,499 shares of series C preferred stock at $0.81 per share, subject to adjustment. The warrants had a life of four years. They were fully vested and exercisable immediately and were exercised in July 2000 and converted into 1,233,499 shares of common stock upon completion of the initial public offering. As there were no future performance obligations, the measurement date of the warrants was fixed at the issuance date. The fair value of the warrants was calculated to be $10,300,000 using the Black-Scholes valuation method, utilizing a volatility factor of 0.6, risk-free interest rate of 5% and an expected life of four years. The fair value of the warrants was deferred and is being amortized as an offset to receipts from sales, including equity issued in connection with sales to the extent of and as the revenue associated with this order is recognized.

     In February 2000, upon receipt of a purchase order from a customer, CoSine issued warrants to the customer to purchase 200,000 shares of common stock at $4.00 per share, subject to adjustment. The warrants had a life of four years. They were fully vested and exercisable immediately and were exercised in September 2000. As there were no future performance obligations, the measurement date of the warrants was fixed at the issuance date. The fair value of the warrants was calculated to be $1,840,000 using the Black-Scholes valuation method, utilizing a volatility factor of 0.6, risk-free interest rate of 5% and an expected life of four years. Prior to their exercise, the fair value of the warrants was deferred and is being amortized as an offset to receipts from sales, including equity issued in connection with sales to the extent of and as the revenue associated with this order was recognized.

     In March 2000, upon receipt of a purchase order from a customer, CoSine issued warrants to the customer to purchase 468,849 shares of common stock at $3.73 per share, subject to adjustment. The warrants had a life of four years. They were fully vested and exercisable immediately. As there were no future performance obligations, the measurement date of the warrants was fixed at the assumed issuance date. The fair value of the warrants was calculated to be $4,112,000 using the Black-Scholes valuation method, utilizing a volatility factor of 0.6, risk-free interest rate of 5% and an expected life of four years. Prior to their exercise, the fair value of the warrants was deferred and is being amortized as an offset to receipts from sales, including equity issued in connection with sales to the extent of and as the revenue associated with this order is recognized.

     In March 2000, in connection with an equipment lease, CoSine issued warrants for the purchase of 37,500 shares of its common stock at $8.00 per share to a leasing company. The warrants may be exercised at any time before or the earlier of 10 years from the date of the warrant or the fifth anniversary of the initial public offering. As there are no future performance obligations, the measurement date of the warrants was fixed at the issuance date. The fair value of the warrant was calculated to be $357,000 using the Black-Scholes valuation method utilizing a volatility factor of 0.6, risk-free interest rate of 5% and an expected life of

                          COSINE COMMUNICATIONS, INC.

10 years. This amount has been deferred as prepaid interest and is being amortized over the lease term of three years.

     In April 2000, for assistance with specific marketing activities CoSine agreed to issue a warrant to a customer for the purchase of 75,000 shares of common stock at $15.00 per share, subject to adjustment. The issuance of the warrant was contingent upon the customer obtaining financing for its purchase order. CoSine understands that the customer has sought protection under Chapter 11 of the United States federal bankruptcy code. These warrants have not been issued.

     At December 31, 2000, warrants to purchase 304,878, 468,849 and 37,500 shares of common stock at $0.738 per share, $3.73 per share and $8.00 per share, respectively, were outstanding.

 7. RELATED PARTIES

     CoSine has non-recourse promissory notes of $5,565,000 as of December 31, 2000 and $30,000 as of December 31, 1999, from officers of CoSine. The notes are secured by a pledge of CoSine's common stock and have an annual interest rates ranging from 6.09% to 6.77%. The notes and interest accrued but unpaid are due and payable during 2008.

     As of December 31, 2000 and 1999, CoSine had non-recourse promissory notes secured by a pledge of the CoSine's common stock totaling $30,956,000 and $873,000, respectively, from employees of CoSine for the payment of stock option exercises. Yearly interest on the notes ranges from 6.09% to 6.77%. The notes are due and payable at the earliest of 10 years from the date of loan, the date of the employee's termination or the date the shares are sold.

     In 1999 and 2000, CoSine issued a total of 19,000 shares of common stock to a firm of immigration attorneys in lieu of compensation. A partner of that firm is a relative of an officer of CoSine.

     During 2000, certain CoSine officers purchased stock in AduroNet Ltd. The officer's total holdings represented less than 1% of AduroNet's total outstanding shares. For the year ended December 31, 2000, CoSine recognized revenue of $13,267,000 from AduroNet. As of December 31, 2000, CoSine had deferred revenue and accounts receivable from AduroNet of $3,078,000 and $631,000, respectively. Management believes that the transactions with AduroNet were conducted at arms' length.

 8. INCOME TAXES

     The provision for income taxes of $264,000 for the year ended December 31, 2000 is composed entirely of foreign corporate income taxes. Due to operating losses and CoSine's inability to recognize an income tax benefit from these losses, there is no provision for income taxes for the years ended December 31, 1999 and 1998.

     The difference between the provision for income taxes and the amount computed by applying the federal statutory income tax rate to the loss before income taxes is explained below (in thousands):

                                                        2000        1999       1998
                                                      --------    --------    -------
U.S. federal tax benefit at federal statutory
  rate..............................................  $(54,552)   $(13,206)   $(3,253)
Loss for which no tax benefit is currently
  recognizable......................................    42,785      13,206      3,253
Non-cash charges related to equity..................    12,031          --         --
                                                      --------    --------    -------
          Total provision...........................  $    264    $     --    $    --
                                                      ========    ========    =======

                          COSINE COMMUNICATIONS, INC.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of CoSine's deferred tax assets are as follows (in thousands):

                                                                2000        1999
                                                              --------    --------
Deferred tax assets:
  Net operating loss carryforwards..........................  $ 21,114    $ 10,300
  Equity related charges....................................    13,398          --
  Tax credit carryforwards..................................     3,103         900
  Deferred revenue..........................................     4,150          --
  Inventory reserve.........................................     6,309          --
  Capitalized research and development......................     3,049          --
  Accruals and reserves not currently deductible............     5,448       3,300
                                                              --------    --------
Total deferred tax assets...................................    56,571      14,500
Valuation allowance.........................................   (56,571)    (14,500)
                                                              --------    --------
     Net deferred tax assets................................  $     --    $     --
                                                              ========    ========

     Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" provides for the recognition of deferred tax assets if realization of the deferred tax assets is more likely than not. Based upon the weight of available evidence, which includes CoSine's historical operating performance and the reported cumulative net losses in all prior years, CoSine has provided a full valuation allowance against its net deferred tax assets. The valuation allowance increased by $42,071,000 in 2000 and $10,530,000 in 1999. The
valuation allowance at December 31, 2000 includes approximately $13,400,000 relating to equity issuances which will be credited to stockholders' equity when realized.

     As of December 31, 2000, CoSine had federal and state net operating loss carryforwards of approximately $54,000,000 and $34,000,000, respectively. As of December 31, 2000, CoSine also had federal and state research and development tax credit carryforwards of approximately $2,000,000 and $1,700,000, respectively. The net operating loss and tax credit carryforwards will expire at various dates beginning in 2005, if not utilized.

     Use of the net operating loss and tax credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization.

 9. SUBSEQUENT EVENT

     In February 2001, AduroNet Ltd., a CoSine customer in the United Kingdom, became insolvent and subsequently filed for provisional liquidation under British law. We therefore do not expect to receive any future orders from AduroNet, and the equipment we sold to them will likely be placed on the market at a discount. As of December 31, 2000, CoSine accrued a bad debt provision of $0.6 million in anticipation of not collecting any remaining accounts receivable from this customer. Additionally, as of December 31, 2000, deferred post-contract service revenue related to AduroNet amounted to $3.5 million which we will continue to amortize over the original service period, pending final resolution of the AduroNet liquidation proceeding.

ITEM 8. SUPPLEMENTAL FINANCIAL INFORMATION

     The supplemental financial information required to be set forth in this
Item 8 is located in Part IV Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by these Items is omitted and incorporated herein by reference to CoSine's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders to be filed within 120 days of the end of CoSine's fiscal year ended December 31, 2000. However, no information set forth in the Proxy Statement regarding the Report of the Compensation Committee on Executive Compensation or the performance graph, or the Report of the Audit Committee shall be deemed incorporated by reference into this Form 10-K.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Information about compliance with section 16(a) of the Securities and Exchange Act is incorporated by reference to CoSine's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders to be filed within 120 days of the end of CoSine's fiscal year ended December 31, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Annual Report on Form 10-K:

        (1) Financial Statements:

                                                                      PAGE
                                                                      ----
        Report of Independent Auditors..............................   28
        Statement of Management Responsibility......................   29
        Consolidated Balance Sheets -- December 31, 2000 and 1999...   30
        Consolidated Statements of Operations -- Years ended
          December 31, 2000, 1999 and 1998..........................   31
        Consolidated Statements of Redeemable Convertible Preferred
          Stock, Stockholders'
          Equity (Net Capital Deficiency) and Comprehensive
          Loss -- Years ended December 31, 2000, 1999 and 1998......   32
        Consolidated Statements of Cash Flows -- Years ended
          December 31, 2000, 1999 and 1998..........................   35
        Notes to Consolidated Financial Statements..................   36

        (2) Financial Statement Schedules:

        Schedule II -- Valuation and Qualifying Accounts............   58

        All other schedules are omitted as they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

        (3) Exhibits:

        See Exhibit Index on pages 60 - 61. The Exhibits listed in the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-K

     (b) Reports on Form 8-K.

        None.

                 SUPPLEMENTAL FINANCIAL INFORMATION (UNAUDITED)

                                                1999                                      2000
                               --------------------------------------   -----------------------------------------
                                 1ST       2ND       3RD       4TH        1ST        2ND        3RD        4TH
                               QUARTER   QUARTER   QUARTER   QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
                               -------   -------   -------   --------   --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue......................       --        --        --         --   $  2,369   $  5,253   $  7,201   $ 16,284
Gross profit (loss)..........       --        --        --         --       (525)       872        210      6,624
Net loss.....................   (6,792)   (8,306)   (8,771)   (13,852)   (24,150)   (32,886)   (52,272)   (46,818)
Basic and diluted net loss
  per common share...........  $ (1.79)  $ (1.84)  $ (1.71)  $  (2.08)  $  (3.22)  $  (3.98)  $  (4.72)  $  (0.51)
Pro forma basic and diluted
  net loss per common
  share(1)...................  $ (0.21)  $ (0.17)  $ (0.17)  $  (0.20)  $  (0.38)  $  (0.45)  $  (0.66)  $  (0.51)

- ---------------
(1) Pro forma basic and diluted net loss per common share includes shares issuable upon the conversion of outstanding shares of convertible preferred stock (using the as-if converted method) from the original date of issuance. This was the method of presentation of basic and diluted net loss per share included in the quarterly report filed on Form 10-Q for the quarter ended September 30, 2000.

                          COSINE COMMUNICATIONS, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                      BALANCE AT                                BALANCE AT
                                                     BEGINNING OF   CHARGED TO    ADDITIONS       END OF
                  CLASSIFICATION                         YEAR        EXPENSES    (DEDUCTIONS)      YEAR
                  --------------                     ------------   ----------   ------------   ----------
Year ended December 31, 2000:
  Reserves for accounts receivable.................      $--           $631          $--           $631
                                                         ---           ----          ---           ----
                                                         $--           $631           --           $631
                                                         ===           ====          ===           ====
Year ended December 31, 1999.......................      $--           $ --          $--           $ --
                                                         ===           ====          ===           ====
Year ended December 31, 1998.......................      $--           $ --          $--           $ --
                                                         ===           ====          ===           ====

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2001.

                                          COSINE COMMUNICATIONS, INC.

                                          By:       /s/ DEAN HAMILTON

                                            ------------------------------------
                                                       Dean Hamilton,
                                               Chairman, President and Chief
                                                      Executive Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dean Hamilton, Jill Bresnahan and Craig Collins, and each of them acting individually, his true and lawful attorneys-in-fact and agents, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each of said attorneys-in-fact, or his substitute or substitutes, and each of them, hereby ratifying and confirming all that such attorneys-in-fact, or any substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 30, 2001 by the following persons in the capacities indicated.

                      SIGNATURE                                                TITLE
                      ---------                                                -----

                  /s/ DEAN HAMILTON                       Chairman, President and Chief Executive Officer
- -----------------------------------------------------              (Principal Executive Officer)
                    Dean Hamilton

                  /s/ CRAIG COLLINS                    Chief Financial Officer and Executive Vice President
- -----------------------------------------------------      (Principal Financial and Accounting Officer)
                    Craig Collins

                 /s/ JILL BRESNAHAN                        Vice President, General Counsel and Secretary
- -----------------------------------------------------
                   Jill Bresnahan

                 /s/ CHARLES J. ABBE                                         Director
- -----------------------------------------------------
                   Charles J. Abbe

                   /s/ VINTON CERF                                           Director
- -----------------------------------------------------
                     Vinton Cerf

                  /s/ DONALD GREEN                                           Director
- -----------------------------------------------------
                    Donald Green

                 /s/ R. DAVID SPRENG                                         Director
- -----------------------------------------------------
                   R. David Spreng

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                             DESCRIPTION
  -------                            -----------
   3.1*      Second Amended and Restated Certificate of Incorporation, as
             amended (incorporated by reference to Exhibit 3.2 to Form 8A
             (file no. 000-30715) filed May 26, 2000).
   3.2*      Amended and Restated Bylaws, as amended (incorporated by
             reference to Exhibit 3.3 to Form 8A (file no. 000-30715)
             filed May 26, 2000).
  10.1*      Form of Indemnification Agreement entered into by the
             Registrant with each of its directors and officers
             (incorporated by reference to Exhibit 10.1 of Amendment No.
             1 to Registration Statement on Form S-1 filed June 6, 2000).
  10.2*      2000 Stock Plan and forms of agreements thereunder
             (incorporated by reference to Exhibit 10.2 of Amendment No.
             1 to Registration Statement on Form S-1 filed June 6, 2000).
  10.3*      2000 Employee Stock Purchase Plan and forms of agreements
             thereunder (incorporated by reference to Exhibit 10.3 of
             Amendment No. 1 to Registration Statement on Form S-1 filed
             June 6, 2000).
  10.4*      2000 Director Option Plan and forms of agreements thereunder
             (incorporated by reference to Exhibit 10.4 of Amendment No.
             1 to Registration Statement on Form S-1 filed June 6, 2000).
  10.5*      1997 Stock Plan (as amended and restated) and forms of
             agreements thereunder (incorporated by reference to Exhibit
             10.5 of Registration Statement on Form S-1 filed April 28,
             2000).
  10.6*      Third Amended and Restated Investors' Rhts Agreement
             (incorporated by reference to Exhibit 10.6 of Amendment No.
             1 to Registration Statement on Form S-1 filed June 6, 2000).
  10.7*      Master Equipment Lease Agreement between the Registrant and
             Relational Funding Corporation dated as of February 1, 2000
             (incorporated by reference to Exhibit 10.7 of Amendment No.
             1 to Registration Statement on Form S-1 filed June 6, 2000).
  10.8*      Loan and Security Agreement between Registrant and Venture
             Lending and Leasing II, Inc. dated as of September 21, 1998
             (incorporated by reference to Exhibit 10.8 of Amendment No.
             1 to Registration Statement on Form S-1 filed June 6, 2000).
  10.9*      Amended and Restated Supplement between Registrant and
             Venture Lending and Leasing II, Inc. dated as of October 21,
             1998 (incorporated by reference to Exhibit 10.9 of Amendment
             No. 1 to Registration Statement on Form S-1 filed June 6,
             2000).
  10.10*     Master Loan and Security Agreement between Registrant and
             Finova Capital Corporation date as of May 19, 1999
             (incorporated by reference to Exhibit 10.10 of Amendment No.
             1 to Registration Statement on Form S-1 filed June 6, 2000).
  10.11*     Loan and Security Agreement between Registrant and Silicon
             Valley Bank dated as of May 29, 1998 (incorporated by
             reference to Exhibit 10.11 of Amendment No. 1 to
             Registration Statement on Form S-1 filed June 6, 2000).
  10.12*     Loan Modification Agreement between Registrant and Silicon
             Valley Bank dated as of June 22, 1998 (incorporated by
             reference to Exhibit 10.12 of Registration Statement on Form
             S-1 filed April 28, 2000).
  10.13*     Loan and Security Agreement between Registrant and Silicon
             Valley Bank dated as of September 30, 1999 (incorporated by reference to Exhibit 10.13 of Amendment No. 1 to
             Registration Statement on Form S-1 filed June 6, 2000).
  10.14*     Building Lease Agreement between Registrant and Westport
             Joint Venture dated as of May 26, 1998 (incorporated by
             reference to Exhibit 10.14 of Amendment No. 1 to
             Registration Statement on Form S-1 filed June 6, 2000).
  10.15*     Amendment No. 1 to Lease between Registrant and Westport
             Joint Venture dated as of September 9, 1999 (incorporated by reference to Exhibit 10.15 of Registration Statement on Form
             S-1 filed April 28, 2000).
  10.16*     Building Lease Agreement between Registrant and Westport
             Joint Venture dated as of September 20, 1999 (incorporated by reference to Exhibit 10.16 of Amendment No. 1 to
             Registration Statement on Form S-1 filed June 6, 2000).

  EXHIBIT
  NUMBER                             DESCRIPTION
  -------                            -----------
  10.17*     Sublease between Registrant and Liberate Technologies dated as of June 28, 2000 (incorporated by reference to Exhibit
             10.17 Amendment No. 4 to Registration Statement on Form S-1
             filed September 5, 2000).
  21.1       Subsidiaries of the Registrant.
  23.1       Consent of Independent Auditors.

- ---------------
* Previously filed.