Form 10-Q
period 2001-03-31
COSINE COMMUNICATIONS INC
filed 2001-05-11
CIK 1060824

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q
                                ----------------


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________.


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

   There were 103,428,126 shares of the Company's Common Stock, par value $.0001, outstanding on April 30, 2001.

   Exhibit index on page 20.

================================================================================

                           COSINE COMMUNICATIONS, INC.

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                                                                               Page
                                                                                               ----
 Item 1. Condensed Consolidated Financial Statements:
         Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000       3
         Condensed Consolidated Statements of Operations for the Three Months Ended March
           31, 2001 and March 31, 2000                                                          4
         Condensed Consolidated Statements of Cash Flows for the Three Months Ended March
           31, 2001 and March 31, 2000                                                          5
         Notes to Condensed Consolidated Financial Statements                                   6
 Item 2. Management's Discussion and Analysis of Financial Condition and Results of
           Operations                                                                           9
 Item 3. Quantitative and Qualitative Disclosures About Market Risk                             17

                           PART II. OTHER INFORMATION

 Item 2. Change in Securities and Use of Proceeds                                               18
 Item 6. Exhibits and Reports on Form 8-K                                                       18

 Signature                                                                                      19

 Exhibit Index                                                                                  20

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           COSINE COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

                                                                                      MARCH 31,       DECEMBER 31,
                                                                                        2001            2000*
                                                                                      ---------       ------------
                                                                                     (UNAUDITED)
                                              ASSETS
 Current assets:
   Cash and cash equivalents ...................................................      $ 113,356       $ 126,139
   Short-term investments ......................................................        137,483         162,143
   Accounts receivable:
    Trade (net of allowance for doubtful accounts of $71 and $631
     at March 31, 2001 and December 31, 2000, respectively) ....................         10,993           6,093
    Other ......................................................................            683             791
   Inventory ...................................................................         15,129          10,634
   Prepaid expenses and other current assets ...................................         14,628          14,174
                                                                                      ---------       ---------
           Total current assets ................................................        292,272         319,974
   Property and equipment, net .................................................         32,892          32,739
   Other assets ................................................................          1,234           1,215
                                                                                      ---------       ---------
                                                                                      $ 326,398       $ 353,928
                                                                                      =========       =========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable ............................................................      $   4,658       $   7,134
   Provision for warranty claims ...............................................          3,266           3,741
   Accrued other liabilities ...................................................          9,871           7,478
   Accrued compensation ........................................................          7,130           4,810
   Note payable ................................................................             --             223
   Deferred revenue ............................................................         11,107           7,643
   Current portion of equipment and working capital loans ......................          2,637           2,674
   Current portion of obligations under capital lease ..........................          3,235           3,160
   Other current liabilities ...................................................              6              84
                                                                                      ---------       ---------
           Total current liabilities ...........................................         41,910          36,947
 Long-term portion of equipment and working capital loans ......................          3,888           4,541
 Long-term portion of obligations under capital lease ..........................          4,555           5,391
 Accrued rent ..................................................................          2,264           2,154
 Other long-term liabilities ...................................................            127             132
 Commitments and contingencies
 Stockholders' equity:
   Preferred stock, 3,000,000 authorized, none issued and outstanding at March
     31, 2001 and December 31, 2000
   Common stock, $.0001 par value, 300,000,000 shares authorized at March 31,
     2001 and December 31, 2000, 103,488,608 and 103,697,827 shares issued and
     outstanding at March 31, 2001 and December 31, 2000, respectively .........             10              10
   Additional paid-in capital ..................................................        602,055         634,261
   Notes receivable from stockholders ..........................................        (34,864)        (36,521)
   Accumulated other comprehensive income ......................................            782           2,286
   Deferred compensation .......................................................        (49,212)        (92,002)
   Accumulated deficit .........................................................       (245,117)       (203,271)
                                                                                      ---------       ---------
           Total stockholders' equity ..........................................        273,654         304,763
                                                                                      ---------       ---------
                                                                                      $ 326,398       $ 353,928
                                                                                      =========       =========

* Amounts as of December 31, 2000 are derived from the December 31, 2000 audited financial statements.

                             See accompanying notes.

                           COSINE COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                        -----------------------
                                                          2001           2000
                                                        --------       --------
Revenue ..............................................  $  6,055       $  2,369
  Cost of goods sold (1) .............................     8,845          2,894
                                                        --------       --------
Gross loss ...........................................    (2,790)          (525)
                                                        --------       --------
Operating expenses:
  Research and development (2) .......................    18,697         15,406
  Sales and marketing (3) ............................    16,370          5,427
  General and administrative (4) .....................     6,983          3,170
                                                        --------       --------
          Total operating expenses ...................    42,050         24,003
                                                        --------       --------
Loss from operations .................................   (44,840)       (24,528)
                                                        --------       --------
Other income (expenses):
  Interest income and other ..........................     3,795            694
  Interest expense (5) ...............................      (488)          (316)
                                                        --------       --------
          Total other income (expenses) ..............     3,307            378
                                                        --------       --------
Loss before income tax provision .....................   (41,533)       (24,150)
  Income tax provision ...............................       313             --
                                                        --------       --------
Net loss .............................................   (41,846)       (24,150)
Deemed dividend to series D preferred stockholders ...        --         (2,500)
                                                        --------       --------
Net loss allocable to common stockholders ............  $(41,846)      $(26,650)
                                                        ========       ========
Basic and diluted net loss per common share ..........  $  (0.44)      $  (3.22)
                                                        ========       ========
Shares used in computing per share amounts ...........    94,979          8,282
                                                        ========       ========

    (1) Cost of goods sold includes $881 in 2001 and $294 in 2000 of non-cash charges related to equity issuances.

    (2) Research and development expenses include $5,245 in 2001 and $4,095 in 2000 of non-cash charges related to equity issuances.

    (3) Sales and marketing expenses include $3,730 in 2001 and $1,798 in 2000 of non-cash charges related to equity issuances.

    (4) General and administrative expenses include $2,299 in 2001 and $1,811 in 2000 of non-cash charges related to equity issuances.

    (5) Interest expense includes $42 in 2001 and $12 in 2000 of non-cash charges related to equity issuances.

                             See accompanying notes.

                           COSINE COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                  -------------------------
                                                                     2001           2000
                                                                  ---------       ---------
OPERATING ACTIVITIES:
Net loss .......................................................  $ (41,846)      $ (24,150)
Adjustments to reconcile net loss to net cash used in
operating activities:
  Depreciation .................................................      3,332           1,032
  Amortization of warrants issued for services .................      1,013           1,224
  Common stock issued for services .............................         --              62
  Amortization of deferred stock compensation ..................     12,163           7,640
  Non-cash charges on options granted to acquire goods and
    services ...................................................        (22)            254
  Change in operating assets and liabilities:
    Accounts receivable (trade) ................................     (4,988)         (5,055)
    Other receivables ..........................................        108          (1,536)
    Inventory ..................................................     (4,495)           (952)
    Prepaid expenses and other current assets ..................       (682)            620
    Other assets ...............................................        (19)           (471)
    Accounts payable ...........................................     (2,476)          3,235
    Accrued liabilities ........................................      1,918           2,911
    Accrued compensation .......................................      2,320           1,090
    Note payable ...............................................       (223)            223
    Deferred revenue ...........................................      2,679             988
    Deferred rent ..............................................        110              92
    Other liabilities ..........................................        (83)            (95)
                                                                  ---------       ---------
Net cash used in operating activities ..........................    (31,191)        (12,888)
INVESTING ACTIVITIES:
Capital expenditures ...........................................     (3,485)         (5,591)
Purchase of short-term investments .............................    (41,684)         (4,874)
Proceeds from sales and maturities of short-term investments ...     64,928          13,935
                                                                  ---------       ---------
  Net cash provided by investing activities ....................     19,759           3,470
FINANCING ACTIVITIES:
Proceeds from equipment and working capital loans and
   capital leases ..............................................         --           3,023
Principal payments of equipment and working capital loans
   and capital leases ..........................................     (1,451)           (647)
Proceeds from issuance of preferred stock, net .................         --           4,974
Proceeds from issuance of common stock, net ....................         --           1,058
Proceeds from notes receivable from stockholders ...............        100              --
                                                                  ---------       ---------
  Net cash (used) provided by financing activities .............     (1,351)          8,408
                                                                  ---------       ---------
Net decrease in cash and cash equivalents ......................    (12,783)         (1,010)
Cash and cash equivalents at the beginning of the period .......    126,139          20,089
                                                                  ---------       ---------
Cash and cash equivalents at the end of the period .............  $ 113,356       $  19,079
                                                                  =========       =========
SUPPLEMENTAL INFORMATION:
Cash paid for interest .........................................  $     446       $     304
                                                                  =========       =========
Capital lease obligations incurred .............................         --       $   1,536
                                                                  =========       =========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
   ACTIVITIES:
Issuance and remeasurement of warrants .........................         --       $  16,748
                                                                  =========       =========
Notes receivable received from stockholders (in exchange for
  issuance of common stock) ....................................         --       $   7,470
                                                                  =========       =========


                             See accompanying notes.

                           COSINE COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

        The unaudited condensed consolidated financial statements have been prepared by CoSine Communications, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of CoSine Communications, Inc. and its wholly owned subsidiaries ("CoSine" or collectively, the "Company".) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes included in CoSine's Annual Report filed on Form 10-K for the year ended December 31, 2000.

2. CUSTOMER CONCENTRATION

        Currently a small number of customers account for a substantial portion of CoSine's revenues, and the loss of any one customer could have a material impact on operations.

3. INVENTORIES

        Net inventories, stated at the lower of cost (first-in, first-out) or market, consisted of the following, in thousands:

                         MARCH 31,   DECEMBER 31,
                          2001          2000
                         -------      -------
                       (UNAUDITED)
Raw materials            $ 1,643      $   832
Semi-finished goods       10,764        7,554
Finished goods             2,722        2,248
                         -------      -------
                         $15,129      $10,634
                         =======      =======

        Included in net finished goods inventory at March 31, 2001 and December 31, 2000 were $1,055,000 and $415,000, respectively, of goods awaiting customer acceptance. Included in net semi-finished goods at March 31, 2001 and December 31, 2000 were $1,348,000 and $1,158,000, respectively, of goods used for customer evaluation purposes.

4. NET LOSS PER COMMON SHARE

        Basic net loss per common share is calculated based on the weighted-average number of common shares outstanding during the periods presented, less the weighted-average shares outstanding which are subject to CoSine's right of repurchase. Diluted net loss per common share would give effect to the dilutive effect of common stock equivalents consisting of convertible preferred stock, stock options and warrants (calculated using the treasury stock method). Potentially dilutive securities have been excluded from the diluted net loss per common share computations, as their inclusion would be antidilutive. These securities amounted to 18,314,000 shares and 74,509,000 shares for the three months ended March 31, 2001 and 2000, respectively.

        The calculations of basic and diluted net loss per share are shown below, in thousands, except per share data:

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                   --------------------------
                                                       2001           2000
                                                   -----------     ----------

                                                   --------------------------
                                                          (UNAUDITED)
  Net loss allocable to common stockholders        $ (41,846)      $ (26,650)
Basic and diluted:
  Weighted-average shares of common stock
   outstanding                                       103,566          15,246
Weighted-average shares subject to repurchase         (8,587)         (6,964)
                                                   ---------       ---------
   Weighted-average  shares  used  in  basic
    and diluted net loss per common share             94,979           8,282
                                                   =========       =========
Basic and diluted net loss per common share        $   (0.44)      $   (3.22)
                                                   =========       =========

5. COMPREHENSIVE LOSS

        The components of comprehensive loss are shown below, in thousands:

                                            THREE MONTHS ENDED
                                                MARCH 31,
                                        -----------------------
                                          2001           2000
                                        --------       --------
                                               (UNAUDITED)
Net loss                                $(41,846)      $(24,150)
Other comprehensive losses:
  Unrealized losses on investments        (1,416)           (39)
  Translation adjustment                     (88)            --
                                        --------       --------
   Total other comprehensive loss         (1,504)           (39)
                                        --------       --------
Comprehensive loss                      $(43,350)      $(24,189)
                                        ========       ========

6. SEGMENT REPORTING

        CoSine operates in only one operating segment. Enterprise-wide information is provided in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." Substantially all of CoSine's assets are located in the United States.

        Revenues from customers by geographic region for the three months ended March 31, 2001 and 2000, respectively, were as follows, in thousands:

                          Receipts from sales,       Receipts for equity
                        including equity issued in  issued in connection
     Region               connection with sales          with sales               Revenue
     ------------------------------------------------------------------------------------
     2001
     ------------------------------------------------------------------------------------
     (UNAUDITED)
     Europe                       $1,047                     $158                 $   889
     Asia Pacific                  3,148                       --                   3,148
     United States                 2,816                      798                   2,018
                                   -----                     ----                   -----
       Total                      $7,011                     $956                  $6,055
                                  ======                     ====                  ======
     2000
     (UNAUDITED)
     Europe                       $1,726                  $   153                  $1,573
     United States                 1,814                    1,018                     796
                                   -----                    -----                   -----
       Total                      $3,540                   $1,171                  $2,369
                                  ======                   ======                  ======

7. RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities," (SFAS 133) which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 2000. CoSine does not currently hold any derivative financial instruments or engage in hedging activities. CoSine adopted SFAS 133 in the first quarter of 2001, effective January 1, 2001. Adoption of SFAS 133 did not have a material impact on CoSine's financial position or results of operations.

8. SUBSEQUENT EVENT

        Subsequent to the close of the first quarter 2001, CoSine undertook a restructuring program, in which 10-12% of the workforce will be eliminated. We anticipate a one-time charge of approximately $2.5 million related to severance and other restructuring costs in the second quarter of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. We use words such as "anticipate," "believe," "plan," "expect," "future," "intend" and similar expressions to identify forward-looking statements. Factors that might cause such a difference include, but are not limited to, product development, commercialization and technology difficulties, manufacturing costs, the impact of competitive products, pricing pressures, changing customer requirements, timely availability and acceptance of new products, changes in economic conditions in the various markets we serve and those factors discussed in the section entitled "Management's Discussion and Analysis of Financial Position and Results of Operations - Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

                                    OVERVIEW

         From our incorporation on April 14, 1997 through December 31, 1999, we were a development stage enterprise, and our operating activities were primarily devoted to increasing our research and development capabilities, designing our hardware, developing our software and testing our products. In March 2000, after extensive field-testing of our Internet Protocol (IP) service delivery platform, we recognized revenue from product shipments to our first customers and therefore ceased to be classified as a development stage enterprise. We market our products through our direct sales force and through resellers to service providers in Asia, Europe and the Americas. We provide customer service and support for our products.

        The market for our IP service delivery platform is new and evolving, and the volume and timing of orders are difficult to predict. A customer's decision to purchase our platform typically involves a significant commitment of its resources and a lengthy evaluation, testing and product qualification process. Long sales and implementation cycles for our platform may cause our revenue and operating results to vary significantly and unexpectedly from quarter to quarter.

                              RESULTS OF OPERATIONS

        For the three months ended March 31, 2001 and 2000, we reported a basic and diluted net loss per common share of $0.44 and $3.22, respectively. The effect of non-cash charges related to equity issuances increased net loss per common share by $0.14 and $1.11 for the three months ended March 31, 2001 and 2000, respectively.

REVENUE

        For the three months ended March 31, 2001, revenue was $6.1 million of which 42% was from hardware sales, 11% was from software sales and 47% was from sales of services. Receipts from sales, including equity issued in connection with sales, were $7.0 million. For the three months ended March 31, 2000, revenue was $2.4 million of which 75% was from hardware sales, 22% was from software sales and 3% was from sales of services. Receipts from sales, including equity issued in connection with sales were $3.5 million.

        Below is a reconciliation of revenue for the three months ended March 31, 2001 and 2000 as presented in our statement of operations to show the separate components as indicated (in thousands):

                                                                  THREE MONTHS
                                                                 ENDED MARCH 31,
                                                               ------------------
                                                                2001        2000
                                                               ------      ------
Receipts from sales, including equity issued in
connection with sales                                          $7,011      $3,540
Less: Receipts for equity issued in connection with sales         956       1,171
                                                               ------      ------
Revenue                                                        $6,055      $2,369
                                                               ======      ======

        During the year ended December 31, 2000 we issued the following warrants to customers:

        A warrant exercisable for 1,233,499 shares of our series C preferred stock at an exercise price of $0.81 per share issued to Qwest upon receipt of a purchase order from Qwest Communications for $18.3 million of our products and services;

        A warrant exercisable for 200,000 shares of our common stock at an exercise price of $4.00 per share issued to AduroNet Ltd. upon receipt of a purchase order from AduroNet for $20.7 million of our products and services; and

        A warrant exercisable for 468,849 shares of our common stock at an exercise price of $3.73 per share issued to BroadBand Office upon receipt of a purchase order from BroadBand Office for $20.0 million of our products and services.

        We calculated the fair value of these customer-related warrants to be $16.2 million ($10.3 million in the case of Qwest, $1.8 million in the case of AduroNet and $4.1 million in the case of BroadBand Office). These values were calculated using the Black-Scholes option pricing model, using volatility of 0.6, a risk-free interest rate of 5% and an expected life of four years. Of this amount, $1.0 million and $1.2 million were excluded from revenue for the three months ended March 31, 2001 and 2000, respectively.

NON-CASH CHARGES RELATED TO EQUITY ISSUANCES

        During the three months ended March 31, 2001 and 2000, we amortized $12.2 million and $8.0 million, respectively of non-cash charges related to equity issuances. These amounts do not include the amortization of customer warrants described above. The equity issuances which impacted cost of goods sold and operating expenses included warrants issued to suppliers for services, stock options granted to employees and consultants, stock issued in lieu of cash compensation to suppliers and the value of unvested shares issued upon exercise of unvested employee stock options for full recourse promissory notes that were converted to non-recourse obligations.

COST OF GOODS SOLD

        For the three months ended March 31, 2001, cost of goods sold was $8.8 million, of which $2.7 million or 31% represented materials, labor, production overhead and the costs of providing services, $5.2 million or 59% represented inventory reserve provisions and $0.9 million or 10% represented amortization of deferred compensation related to the options granted to employees in manufacturing operations. For the three months ended March 31, 2000, cost of goods sold was $2.9 million, of which $1.2 million or 44% represented material, labor and production overhead, $0.8 million or 26% represented warranty costs, $0.6 million or 20% represented inventory reserve provisions and $0.3 million or 10% represented amortization of deferred compensation.

GROSS LOSS

        For the three months ended March 31, 2001 and 2000, gross loss was $2.8 million and $0.5 million, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

        Research and development expenses were $18.7 million and $15.4 million for the three months ended March 31, 2001 and 2000, respectively, an increase of $3.3 million or 21%. This primarily resulted from increased headcount and related employee expenses, increased non-cash charges related to the issuance of stock options to employees and consultants, and increased facilities costs. Non-cash charges related to stock options granted to employees and consultants were $5.2 million and $4.1 million for the three months ended March 31, 2001 and 2000, respectively.

SALES AND MARKETING EXPENSES

        Sales and marketing expenses were $16.4 million and $5.4 million for the three months ended March 31, 2001 and 2000, respectively, an increase of $10.9 million or 202%. This primarily resulted from increased headcount and related employee expenses, increased non-cash charges related to the issuance of stock options to employees and consultants, increased travel-related expenses, and increased expenses associated with lending products to customers for evaluation purposes. Non-cash charges related to stock options granted to employees and consultants were $3.7 million and $1.8 million for the three months ended March 31, 2001 and 2000, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses were $7.0 million and $3.2 million for the three months ended March 31, 2001 and 2000, respectively. General and administrative expenses increased $3.8 million or 120% in 2001 when compared with the same period of 2000. This was primarily a result of increased headcount and related employee expenses, increased professional services and other outside services, and increased communications and general business insurance costs. General and administrative non-cash charges related to stock options granted to employees and consultants were $2.3 million and $1.8 million for the three months ended March 31, 2001 and 2000, respectively.

INTEREST AND OTHER INCOME

        For the three months ended March 31, 2001, interest and other income was $3.8 million, an increase of $3.1 million from the comparable period in 2000. This reflects increased levels of cash and short-term investments as a result of cash received from our September 2000 initial public offering and the private placement of series E convertible preferred stock in May of 2000.

INTEREST EXPENSE

        For the three months ended March 31, 2001, interest expense was $0.5 million compared with $0.3 million of interest expense in 2000. This increase reflects an increase in equipment loans and capital leases.

INCOME TAX PROVISION

        The provision for income taxes of $0.3 million for the three months ended March 31, 2001 was composed entirely of foreign corporate income taxes. The foreign corporate income taxes are a function of our international expansion and the establishment of subsidiaries in various countries. The provision for income taxes is based on income taxes on minimum profits the foreign operations generated for services provided to us.

DEEMED DIVIDEND

        In March 2000, we sold 625,000 shares of series D redeemable convertible preferred stock at $8.00 per share for which we received proceeds of $5.0 million. At the date of issuance, we believed that the per share price of $8.00 represented the fair value of the preferred stock. After our initial public offering process began, we reevaluated and increased the fair value of our common stock at March 2000. The increase in fair value resulted in a beneficial conversion feature of $2.5 million, which we recorded as a deemed dividend to preferred stockholders in 2000. We recorded the deemed dividend at the date of issuance by offsetting charges and credits to stockholders' equity. The preferred stock dividend increased the net loss allocable to common stockholders in the calculation of basic and diluted net loss per common share for the three months ended March 31, 2000.

                         LIQUIDITY AND CAPITAL RESOURCES

        Prior to our initial public offering in September 2000, we financed our operations primarily through sales of convertible preferred stock for net proceeds of $166.6 million, plus equipment and working capital loans and capital leases. Upon the closing of our initial public offering on September 29, 2000, we received cash proceeds, net of underwriters' discounts and offering expenses, totaling $242.5 million, and all of our convertible preferred stock was converted into 69.6 million shares of common stock.

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

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

        At March 31, 2001, cash, cash equivalents and short-term investments were $250.8 million. This compares with $288.3 million at December 31, 2000.

OPERATING ACTIVITIES

        We used $31.2 million and $12.9 million in cash for operations for the three months ended March 31, 2001 and 2000, respectively. This was primarily the result of higher operating expenses due to additional headcount and related employee expenses, and increased costs of information technology, facilities, product development, marketing and professional services related to the expansion of our business.

INVESTING ACTIVITIES

        For the three months ended March 31, 2001 and 2000, we received $21.2 million and $3.5 million, respectively, in cash from investing activities. This reflects an increase of $15.6 million for net proceeds from the sale of short-term investments and a decrease in capital expenditures of $2.1 million.

FINANCING ACTIVITIES

        For the three months ended March 31, 2001, we used $1.4 million in cash from financing activities and for the comparable period of 2000 we provided $8.4 million in cash from financing activities. This reflects the issuance of preferred stock and common stock in 2000 of $5.0 million and $1.1 million, respectively, with no such issuances in 2001.

SUBSEQUENT EVENT

        Subsequent to the close of the first quarter 2001, CoSine undertook a restructuring program, in which 10-12% of the workforce will be eliminated. We anticipate a one-time charge of approximately $2.5 million related to severance and other restructuring costs in the second quarter of 2001.

OUTLOOK

        The long-term growth outlook for capital spending in the telecommunications industry appears healthy. However, due to reductions in capital spending commitments by our customers and uncertainty within the telecommunications industry, the current and short-term outlook for growth is not optimistic. There is a decided lack of capital availability for many emerging service providers and with the caution being exercised by larger service providers, capital spending in the industry as a whole has slowed. While we believe this is a short-term phenomenon, it has had and will continue to have a direct impact on our operations for at least the current fiscal year. We anticipate that these capital spending trends will continue to adversely affect our revenue growth dramatically for at least the current fiscal year. This is evidenced by a slowdown in bookings coupled with our decision not to ship product to customers that represent unsuitable credit risks. As capital continues to be scarce, we believe that pricing will continue to be under pressure as each potential customer attempts to improve returns on capital.

                                  RISK FACTORS

 RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES THAT WE EXPECT WILL CONTINUE, AND IF WE NEVER ACHIEVE PROFITABILITY WE MAY CEASE OPERATIONS.

        At March 31, 2001, we had an accumulated deficit of $245.1 million. We have incurred net losses since our incorporation. We have only recently begun to recognize revenue, and we cannot be certain that our revenue will grow or that we will generate sufficient revenue to become profitable. If we do not achieve profitability, we may cease operations.

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

        Our ability to generate future revenue also depends on whether network service providers successfully:

        o sell and deliver services using our IP service delivery platform to their customers; and

        o forecast market trends and identify the services and features that our products should offer their customers.

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

        Our products are more complicated than most networking products. They can be adequately tested only when put to full use in very large and diverse networks with high amounts of traffic. Because none of our customers has put our products to full use, we are unable to assess the likelihood or magnitude of this risk. Errors or defects in our products could result in:

        o loss of current customers and failure to attract new customers or achieve market acceptance; and

        o   increased service and warranty costs.

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

        We face competition from:

        o companies in the network infrastructure market, including Cisco Systems, Inc., Lucent Technologies, Inc., Nortel Networks Corporation, Alcatel, Ericsson Business Networks AB and Siemens AG; and

        o companies, including Cisco, that market products for installation on the premises of network service providers' customers and which offer some services that compete with the services delivered using our IP service delivery platform.

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

        Companies in our industry whose employees accept positions with competitors frequently claim that these competitors have engaged in unfair hiring practices or that the employment of these persons would involve the disclosure or use of trade secrets. We have been threatened with claims like these in the past and may receive claims of this kind in the future. These claims could prevent us from hiring personnel or from using the intellectual property alleged to be trade secrets brought to us by the personnel that we hired. We could also incur substantial costs and damages in defending ourselves or our employees against these claims, regardless of their merits. Defending ourselves from these claims could divert the attention of our management away from our operations.

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

      We may become a party to litigation in the future to protect our intellectual property or because others may allege infringement of their intellectual property. These claims and any resulting lawsuit could subject us to significant liability for damages and invalidate our proprietary rights. These lawsuits, regardless of their merits, likely would be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation alleging our infringement of a third-party's intellectual property also could force us to:

        o stop selling our products or services that use the challenged intellectual property;

        o obtain from the owner of the infringed intellectual property right a license to sell the relevant technology, which license may not be available on reasonable terms, or at all; and

        o redesign those products or services that use the infringed technology.

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

        The success of our international operations may be affected by:

        o our ability to establish relationships with international distributors who can effectively market and support our products; and

        o difficulties inherent in developing versions of our products that comply with local standards or regulatory requirements.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        (a) During the three months ended March 31, 2001, we sold 1,891 shares of common stock to employees upon the exercise of outstanding stock options which were not subject to a registration statement under the Securities Act of 1933. In exchange for the shares, we received an aggregate of $2,000 in cash. These securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance upon Section 4 (2) of the Securities Act of 1933 and Rule 701 under the Securities Act of 1933.

        (b) On September 25, 2000, in connection with our initial public offering, a Registration Statement on Form S-1 (File No. 333-35938) was declared effective by the Securities and Exchange Commission, pursuant to which 11,500,000 shares of our common stock were offered and sold for our account at a price of $23 per share, generating gross offering proceeds of $264.5 million. The managing underwriters were Goldman, Sachs & Co., Chase Securities Inc., Robertson Stephens, Inc. and JP Morgan Securities Inc. Our initial public offering closed on September 29, 2000. The net proceeds of the initial public offering were approximately $242.5 million after deducting approximately $18.5 million in underwriting discounts and approximately $3.5 million in other offering expenses.

            We did not pay directly or indirectly any of the underwriting discounts or other related expenses of the initial public offering to any of our directors or officers, any person owning 10% or more of any class of our equity securities, or any of our affiliates.

            We have not yet used all the funds from the initial public offering. We expect to use the net proceeds from the initial public offering for general corporate purposes, including working capital, expansion of our sales and marketing organization and capital expenditures. We may also use a portion of the net proceeds from this offering to acquire or invest in businesses, technologies or products that are complementary to our business. We currently have no commitments or agreements with respect to any acquisitions or investments. We have not determined the amounts we plan to spend on any of the uses described above or the timing of these expenditures. Pending our use of the net proceeds, we intend to invest them in short-term, interest-bearing, investment-grade securities.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits.
               See exhibit index on page 20.
        (b) Reports on Form 8-K.
               None.

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        COSINE COMMUNICATIONS, INC.


                        By: /s/ Craig B. Collins
                            ------------------------------------
                            Craig B. Collins
                            Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)
Dated: May 11, 2001

                                  EXHIBIT INDEX

     Exhibit Number                                     Description
     --------------                                     -----------
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

         10.6*                  Third Amended and Restated Investors' Rights Agreement
                                (incorporated by reference to Exhibit 10.6 of Amendment No. 1 to Registration Statement on Form S-1 filed June 6, 2000).

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

     Exhibit Number                                     Description
     --------------                                     -----------
                                Loan and Security Agreement between Registrant and Silicon
         10.11*                 Valley Bank dated as of May 29, 1998 (incorporated by reference to Exhibit 10.11 of Amendment No. 1 to Registration Statement
                                on Form S-1 filed June 6, 2000).

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

         10.17*                 Sublease between Registrant and Liberate
                                Technologies dated as of June 28, 2000
                                (incorporated by reference to Exhibit 10.17 of Amendment No. 4 to Registration Statement on
                                Form S-1 filed September 5, 2000).

*       Previously filed.