Form 10-Q
period 2001-06-30
COSINE COMMUNICATIONS INC
filed 2001-08-13
CIK 1060824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission File Number 000-30715

COSINE COMMUNICATIONS, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3280301 (I.R.S. Employer Identification Number)

3200 Bridge Parkway, Redwood City, CA (Address of principal executive offices)	94065 (Zip Code)

Registrant’s telephone number including area code: (650) 637-4777

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

     There were 102,426,195 shares of the Company’s Common Stock, par value $.0001, outstanding on July 31, 2001.

     Exhibit index on page 21.

COSINE COMMUNICATIONS, INC.

FORM 10-Q

Quarter ended June 30, 2001

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COSINE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$83,122	$126,139

Short-term investments	133,097	162,143

Accounts receivable:

Trade (net of allowance for doubtful accounts of $48 and $631 at June 30, 2001 and December 31, 2000, respectively)	10,966	6,093

Other	1,011	791

Inventory	11,156	10,634

Prepaid expenses and other current assets	8,820	14,174

Total current assets	248,172	319,974

Property and equipment, net	35,795	32,739

Other assets	1,231	1,215

	$285,198	$353,928

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$3,480	$7,134

Provision for warranty claims	2,094	3,741

Accrued other liabilities	10,673	7,478

Accrued compensation	5,226	4,810

Note payable	—	223

Deferred revenue	7,098	7,643

Current portion of equipment and working capital loans	2,671	2,674

Current portion of obligations under capital lease	3,319	3,160

Other current liabilities	306	84

Total current liabilities	34,867	36,947

Long-term portion of equipment and working capital loans	3,140	4,541

Long-term portion of obligations under capital lease	3,691	5,391

Accrued rent	2,370	2,154

Other long-term liabilities	—	132

Commitments and contingencies

Stockholders’ equity:

Preferred stock, 3,000,000 authorized, none issued and outstanding at June 30, 2001 and December 31, 2000

Common stock, $.0001 par value, 300,000,000 shares authorized at June 30, 2001 and December 31, 2000, 102,458,374 and 103,697,827 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	10	10

Additional paid-in capital	587,510	634,261

Notes receivable from stockholders	(31,722)	(36,521)

Accumulated other comprehensive income	608	2,286

Deferred compensation	(31,065)	(92,002)

Accumulated deficit	(284,211)	(203,271)

Total stockholders’ equity	241,130	304,763

	$285,198	$353,928

See accompanying notes.

COSINE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenue	$7,127	$5,253	$13,182	$7,622

Cost of goods sold(1)	4,442	4,381	13,287	7,275

Gross profit (loss)	2,685	872	(105)	347

Operating expenses:

Research and development(2)	18,004	18,697	36,701	34,103

Sales and marketing(3)	18,642	10,815	35,012	16,242

General and administrative(4)	7,691	5,143	14,674	8,313

Total operating expenses	44,337	34,655	86,387	58,658

Loss from operations	(41,652)	(33,783)	(86,492)	(58,311)

Other income (expenses):

Interest income and other	3,206	1,367	7,001	2,061

Interest expense(5)	(450)	(470)	(938)	(786)

Total other income (expenses)	2,756	897	6,063	1,275

Loss before income tax provision	(38,896)	(32,886)	(80,429)	(57,036)

Income tax provision	198	—	511	—

Net loss	(39,094)	(32,886)	(80,940)	(57,036)

Deemed dividend to series D preferred stockholders	—	—	—	(2,500)

Net loss allocable to common stockholders	$(39,094)	$(32,886)	$(80,940)	$(59,536)

Basic and diluted net loss per common share	$(0.41)	$(3.98)	$(0.85)	$(7.19)

Shares used in computing per share amounts	96,355	8,273	95,667	8,286

(1)	Cost of goods sold includes $384 and $649 for the three months ended 2001 and 2000, respectively and $1,265 and $943 for the six months ended 2001 and 2000, respectively of non-cash charges related to equity issuances.

(2)	Research and development expenses include $1,775 and $5,905 for the three months ended 2001 and 2000, respectively and $7,020 and $10,000 for the six months ended 2001 and 2000, respectively of non-cash charges related to equity issuances.

(3)	Sales and marketing expenses include $5,738 and $3,291 for the three months ended 2001 and 2000, respectively and $9,468 and $5,089 for the six months ended 2001 and 2000, respectively of non-cash charges related to equity issuances.

(4)	General and administrative expenses include $1,298 and $2,797 for the three months ended 2001 and 2000, respectively and $3,597 and $4,608 for the six months ended 2001 and 2000, respectively of non-cash charges related to equity issuances.

(5)	Interest expense includes $41 and $42 for the three months ended 2001 and 2000, respectively and $83 and $54 for the six months ended 2001 and 2000, respectively of non-cash charges related to equity issuances.

See accompanying notes.

COSINE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,

	2001	2000

Operating activities:

Net loss	$(80,940)	$(57,036)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	6,412	2,650

Amortization of warrants issued for services	5,146	3,830

Amortization of deferred stock compensation	18,577	19,766

Other, net	675	806

Change in operating assets and liabilities:

Accounts receivable	(5,093)	(18,044)

Inventory	(522)	(7,033)

Prepaid expenses and other current assets	1,410	(3,761)

Other assets	(16)	1,117

Accounts payable	(3,654)	7,762

Provision for warranty claims	(1,647)	1,195

Accrued other liabilities	3,195	2,748

Accrued compensation	416	951

Note payable	(223)	—

Deferred revenue	(1,747)	10,173

Other current liabilities	90	141

Accrued rent	216	228

Net cash used in operating activities	(57,705)	(34,507)

Investing activities:

Capital expenditures	(10,332)	(13,368)

Purchase of short-term investments	(74,093)	(39,831)

Proceeds from sales and maturities of short-term investments	101,655	30,204

Net cash provided (used) by investing activities	17,230	(22,995)

Financing activities:

Proceeds from equipment and working capital loans and capital leases	—	7,111

Principal payments of equipment and working capital loans and capital leases	(2,945)	(1,410)

Proceeds from issuance of preferred stock, net	—	75,004

Proceeds from issuance of common stock, net	107	1,364

Proceeds from notes receivable from stockholders	296	43

Net cash (used) provided by financing activities	(2,542)	82,112

Net (decrease) increase in cash and cash equivalents	(43,017)	24,610

Cash and cash equivalents at the beginning of the period	126,139	20,089

Cash and cash equivalents at the end of the period	$83,122	$44,699

Supplemental information:

Cash paid for interest	$855	$720

Capital lease obligations incurred	—	—

Supplemental schedule of non-cash investing and financing activities:

Issuance and remeasurement of warrants	—	$16,828

Notes receivable received from stockholders (in exchange for issuance of common stock)	—	$17,814

See accompanying notes.

COSINE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements have been prepared by CoSine Communications, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of CoSine Communications, Inc. and its wholly owned subsidiaries (“CoSine” or collectively, the “Company”.) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes included in CoSine’s Annual Report filed on Form 10-K for the year ended December 31, 2000.

     During 2000, CoSine issued warrants to its initial customers, which significantly affects revenues. These warrants were issued upon receipt of substantial purchase orders, which were preceded by a period of cooperation with marketing, development and refinement of the Company’s products. Customer revenue consists of receipts from sales, including equity issued in connection with sales, less receipts for equity issued in connection with sales.

     Below is a reconciliation of revenue for the three and six months ended June 30, 2001 and 2000 as presented in our statement of operations to show the separate components as indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

	(unaudited)		(unaudited)
Receipts from sales, including equity issued in connection with sales	$8,465	$7,781	$15,476	$11,321

Less: Receipts for equity issued in connection with sales	1,338	2,528	2,294	3,699

Revenue	$7,127	$5,253	$13,182	$7,622

     In the second quarter of 2001, one of the Company’s customers filed for bankruptcy. As a result, the remaining portion of the unamortized value of the warrants issued to that customer of approximately $3.8 million was written off. Approximately $1.1 million was taken against revenue representing the amount of revenue previously recognized for this customer and approximately $2.7 million of the unamortized value of the warrants was charged to sales and marketing expense.

2. CUSTOMER CONCENTRATION

     Currently a small number of customers account for a substantial portion of CoSine’s revenues, and the loss of any one customer could have a material impact on operations.

3. INVENTORIES

     Net inventories, stated at the lower of cost (first-in, first-out) or market, consisted of the following, in thousands:

	June 30,	December 31,
	2001	2000

	(unaudited)

Raw materials	$1,543	$832

Semi-finished goods	9,041	7,554

Finished goods	572	2,248

	$11,156	$10,634

     Included in net finished goods inventory at June 30, 2001 and December 31, 2000 were $572,000 and $415,000, respectively, of goods awaiting customer acceptance. Included in net semi-finished goods at June 30, 2001 and December 31, 2000 were $1,204,000 and $1,158,000, respectively, of goods used for customer evaluation purposes.

4. NET LOSS PER COMMON SHARE

     Basic net loss per common share is calculated based on the weighted-average number of common shares outstanding during the periods presented, less the weighted-average shares outstanding that are subject to CoSine’s right of repurchase. Common stock equivalents consisting of convertible preferred stock, stock options and warrants (calculated using the treasury stock method), have been excluded from the diluted net loss per common share computations, as their inclusion would be antidilutive. These securities amounted to 15,648,000 shares and 80,632,000 shares for the six months ended June 30, 2001 and 2000, respectively.

     The calculations of basic and diluted net loss per share are shown below, in thousands, except per share data:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

	(unaudited)		(unaudited)

Net loss allocable to common stockholders	$(39,094)	$(32,886)	$(80,940)	$(59,536)

Basic and diluted:

Weighted-average shares of common stock outstanding	102,849	19,178	103,208	17,226

Weighted-average shares subject to repurchase	(6,494)	(10,905)	(7,541)	(8,940)

Weighted-average shares used in basic and diluted net loss per common share	96,355	8,273	95,667	8,286

Basic and diluted net loss per common share	$(0.41)	$(3.98)	$(0.85)	$(7.19)

5. COMPREHENSIVE LOSS

     The components of comprehensive loss are shown below, in thousands:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

	(unaudited)		(unaudited)

Net loss	$(39,094)	$(32,886)	$(80,940)	$(57,036)

Other comprehensive income (loss):

Unrealized gains (losses) on investments	(69)	41	(1,485)	2

Translation adjustment	(105)	—	(193)	—

Total other comprehensive income (loss)	(174)	41	(1,678)	2

Comprehensive loss	$(39,268)	$(32,845)	$(82,618)	$(57.034)

6. SEGMENT REPORTING

     CoSine operates in only one operating segment. Enterprise-wide information is provided in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Substantially all of CoSine’s assets are located in the United States.

     Revenues from customers by geographic region for the three and six months ended June 30, 2001 and 2000, respectively, were as follows, in thousands:

	Receipts from sales,	Receipts for equity
	including equity issued in	issued in connection
Region	connection with sales	with sales	Revenue

Three Months Ended June 30, 2001
(unaudited)

Europe	$5,716	$24	$5,692

Asia/Pacific	1,723	—	1,723

United States	1,026	1,314	(288)

Total	$8,465	$1,338	$7,127

Three Months Ended June 30, 2000
(unaudited)

Europe	$3,909	$346	$3,563

United States	3,872	2,182	1,690

Total	$7,781	$2,528	$5,253

Six Months Ended June 30, 2001
(unaudited)

Europe	$6,763	$182	$6,581

Asia/Pacific	4,871	—	4,871

United States	3,842	2,112	1,730

Total	$15,476	$2,294	$13,182

Six Months Ended June 30, 2000
(unaudited)

Europe	$5,635	$499	$5,136

United States	5,686	3,200	2,486

Total	$11,321	$3,699	$7,622

7. SUBSEQUENT EVENT

     Subsequent to June 30, the Company repriced 7,220,710 outstanding employee stock options to purchase shares of the Company's common stock with original exercise prices ranging from $4.00 per share to $40.00 per share.

     These options were repriced on July 10, 2001 at $1.55 per share, the fair market value of the underlying shares on that date.

     As a result, these options will be subject to variable accounting treatment. Variable accounting will continue until the options subject to variable accounting treatment are exercised, canceled or expired. Variable accounting treatment will result in unpredictable charges or credits, recorded in “Non-Cash Charges Related to Equity Issuances,” dependent on fluctuations in quoted prices for the Company's common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. We use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend” and similar expressions to identify forward-looking statements. Factors that might cause such a difference include, but are not limited to, product development, commercialization and technology difficulties, manufacturing costs, the impact of competitive products, pricing pressures, changing customer requirements, timely availability and acceptance of new products, changes in economic conditions in the various markets we serve and those factors discussed in the section entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations — Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

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

     The market for our IP service delivery platform is new and evolving, and the volume and timing of orders are difficult to predict. A customer’s decision to purchase our platform typically involves a significant commitment of its resources and a lengthy evaluation, testing and product qualification process. Long sales and implementation cycles for our platform may cause our revenue and operating results to vary significantly and unexpectedly from quarter to quarter.

RESULTS OF OPERATIONS

     For the three months ended June 30, 2001 and 2000, we reported a basic and diluted net loss per common share of $0.41 and $3.98, respectively. The effect of non-cash charges related to equity issuances was a loss of $0.11 and $1.84 per share for the three months ended June 30, 2001 and 2000, respectively.

     For the six months ended June 30, 2001 and 2000, we reported a basic and diluted net loss per common share of $0.85 and $7.19, respectively. The effect of non-cash charges related to equity issuances was a loss of $0.25 and $2.95 per share for the six months ended June 30, 2001 and 2000, respectively.

     In the second quarter of 2001, one of the Company’s customers filed for bankruptcy. As a result, the remaining portion of the unamortized value of the warrants issued to that customer of approximately $3.8 million was written off. Approximately $1.1 million was taken against revenue representing the amount of revenue previously recognized for this customer and approximately $2.7 million of the unamortized value of the warrants was charged to sales and marketing expense.

REVENUE

     During 2000, CoSine issued warrants to its initial customers, which significantly affects revenues. These warrants were issued upon receipt of substantial purchase orders, which were preceded by a period of cooperation with marketing, development and refinement of the Company’s products. Customer revenue consists of receipts from sales, including equity issued in connection with sales, less receipts for equity issued in connection with sales.

     For the three months ended June 30, 2001, revenue was $7.1 million of which 64% was from hardware sales, 10% was from software sales and 26% was from sales of services. Receipts from sales, including equity issued in connection with sales, were $8.5 million. For the three months ended June 30, 2000, revenue was $5.3 million of which 95% was from hardware sales and 5% was from software sales. Receipts from sales, including equity issued in connection with sales, were $7.8 million.

     For the six months ended June 30, 2001, revenue was $13.2 million of which 54% was from hardware sales, 11% was from software sales and 35% was from sales of services. Receipts from sales, including equity issued in connection with sales, were $15.5 million. For the six months ended June 30, 2000, revenue was $7.6 million of which 87% was from hardware sales, 12% was from software sales and 1% was from sales of services. Receipts from sales, including equity issued in connection with sales, were $11.3 million.

     Below is a reconciliation of revenue for the three and six months ended June 30, 2001 and 2000 as presented in our statement of operations to show the separate components as indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

	(unaudited)		(unaudited)

Receipts from sales, including equity issued in connection with sales	$8,465	$7,781	$15,476	$11,321

Less: Receipts for equity issued in connection with sales	1,338	2,528	2,294	3,699

Revenue	$7,127	$5,253	$13,182	$7,622

     During the year ended December 31, 2000 we issued the following warrants to customers:

     A warrant exercisable for 1,233,499 shares of our series C preferred stock at an exercise price of $0.81 per share issued to Qwest Communications upon receipt of a purchase order from Qwest for $18.3 million of our products and services;

     A warrant exercisable for 200,000 shares of our common stock at an exercise price of $4.00 per share issued to AduroNet Ltd. upon receipt of a purchase order from AduroNet for $20.7 million of our products and services; and

     A warrant exercisable for 468,849 shares of our common stock at an exercise price of $3.73 per share issued to BroadBand Office upon receipt of a purchase order from BroadBand Office for $20.0 million of our products and services. BroadBand filed for bankruptcy in May 2001 and subsequently the Company wrote off the remaining unamortized portion of this warrant.

     We calculated the fair value of these customer-related warrants to be $16.2 million ($10.3 million in the case of Qwest, $1.8 million in the case of AduroNet and $4.1 million in the case of BroadBand Office). These values were calculated using the Black-Scholes option pricing model, using volatility of 0.6, a risk-free interest rate of 5% and an expected life of four years. Of this amount, $1.3 million and $2.5 million were excluded from revenue for the three months ended June 30, 2001 and 2000, respectively, and $2.3 million and $3.7 million were excluded from revenue for the six months ended June 30, 2001 and 2000, respectively.

NON-CASH CHARGES RELATED TO EQUITY ISSUANCES

     During the three months ended June 30, 2001 and 2000, we amortized $9.2 million and $12.7 million, respectively of non-cash charges related to equity issuances. During the six months ended June 30, 2001 and 2000, we amortized $21.4 million and $20.7 million, respectively of non-cash charges related to equity issuances. These amounts do not include the amortization of customer warrants described above. The equity issuances which impacted cost of goods sold and operating expenses included warrants issued to suppliers for services, stock options granted to employees and consultants, stock issued in lieu of cash compensation to suppliers and unvested shares issued upon exercise of unvested employee stock options for full recourse promissory notes that were converted to non-recourse obligations. Additionally, during the second quarter of 2001, $2.7 million was included for the write off of the unamortized portion of customer warrants due to the customer’s filing for bankruptcy.

COST OF GOODS SOLD

     For the three months ended June 30, 2001, cost of goods sold was $4.4 million, of which $2.3 million or 51% represented materials, labor, production overhead and the costs of providing services, $1.8 million or 40% represented inventory reserve provisions and $0.4 million or 9% represented amortization of deferred compensation related to stock options granted to employees in manufacturing operations. For the three months ended June 30, 2000, cost of goods sold was $4.4 million, of which $2.5 million or 56% represented material, labor and production overhead, $0.7 million or 16% represented warranty costs, $0.6 million or 13% represented the write down of excess inventory and $0.6 million or 15% represented amortization of deferred compensation.

     For the six months ended June 30, 2001, cost of goods sold was $13.3 million, of which $5.0 million or 38% represented materials, labor, production overhead and the costs of providing services, $7.0 million or 53% represented inventory reserve provisions and $1.3 million or 9% represented amortization of deferred compensation related to stock options granted to employees in manufacturing operations. For the six months ended June 30, 2000, cost of goods sold was $7.3 million, of which $3.7 million or 51% represented material, labor and production overhead, $1.5 million or 20% represented warranty costs, $1.1 million or 16% represented the write down of excess inventory and $0.9 million or 13% represented amortization of deferred compensation.

GROSS PROFIT (LOSS)

     For the three months ended June 30, 2001 and 2000, gross profit was $2.7 million and $0.9 million, respectively. For the six months ended June 30, 2001 gross loss was $0.1 million and for the six months ended June 30, 2000 gross profit was $0.3 million.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses were $18.0 million and $18.7 million for the three months ended June 30, 2001 and 2000, respectively. This represents a decrease of $0.7 million or 4%. This primarily resulted from decreased non-cash charges related to the issuance of stock options to employees and consultants offset by increased salary and bonus expenses and restructuring charges. Non-cash charges related to stock options granted to employees and consultants were $1.8 million and $5.9 million for the three months ended June 30, 2001 and 2000, respectively.

     For the six months ended June 30, 2001 and 2000, research and development expenses were $36.7 million and $34.1 million, respectively. This represents an increase of $2.6 million or 8%. This primarily resulted from increased salary and bonus expenses, facilities costs, information technology charges and restructuring charges offset by decreased non-cash charges related to the issuance of stock options to employees and consultants. Non-cash charges related to stock options granted to employees and consultants were $7.0 million and $10.0 million for the six months ended June 30, 2001 and 2000, respectively.

SALES AND MARKETING EXPENSES

     Sales and marketing expenses were $18.6 million and $10.8 million for the three months ended June 30, 2001 and 2000, respectively. This represents an increase of $7.8 million or 72%. This increase primarily resulted from increased salary expenses and related employee expenses, non-cash charges related to the issuance of stock options to employees and consultants, marketing programs and facilities costs. Non-cash charges related to stock options granted to employees and consultants were $5.7 million and $3.3 million for the three months ended June 30, 2001 and 2000, respectively.

     For the six months ended June 30, 2001 and 2000, sales and marketing expenses were $35.0 million and $16.2 million, respectively. This represents an increase of $18.8 million or 116%. This primarily resulted from increased salary and related employee expenses, non-cash charges related to the issuance of stock options to employees and consultants, facilities costs and marketing programs. Non-cash charges related to stock options granted to employees and consultants and the amortization of warrants granted to a customer that went bankrupt in May 2001 were $9.5 million and $5.1 million for the six months ended June 30, 2001 and 2000, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were $7.7 million and $5.1 million for the three months ended June 30, 2001 and 2000, respectively. General and administrative expenses increased $2.5 million or 50% in 2001 when compared with the same period of 2000. This was primarily a result of restructuring charges, outside professional and other services and bad debt provisions offset by decreased non-cash charges related to the issuance of stock options to employees and consultants. General and administrative non-cash charges related to stock options granted to employees and consultants were $1.3 million and $2.8 million for the three months ended June 30, 2001 and 2000, respectively.

     For the six months ended June 30, 2001 and 2000, general and administrative expenses were $14.7 million and $8.3 million, respectively, this was an increase of $6.4 million or 77%. This primarily resulted from increased salary expenses and related employee expenses, professional and other outside services and restructuring charges offset by decreased non-cash charges related to the issuance of stock options to employees and consultants. Non-cash charges related to stock options granted to employees and consultants were $3.6 million and $4.6 million for the six months ended June 30, 2001 and 2000, respectively.

INTEREST AND OTHER INCOME

     For the three months ended June 30, 2001, interest and other income was $3.2 million, an increase of $1.8 million from the comparable period in 2000. For the six months ended June 30, 2001, interest and other income was $7.0 million, an increase of $4.9 million from the comparable period in 2000. This reflects increased interest income due to higher levels of cash and short-term investments as a result of cash received from our September 2000 initial public offering and the private placement of series E convertible preferred stock in May of 2000.

INTEREST EXPENSE

     For the three months ended June 30, 2001, interest expense was $0.5 million compared with $0.5 million of interest expense in the comparable period of 2000. For the six months ended June 30, 2001, interest expense was $0.9 million compared with $0.8 million of interest expense in 2000.

INCOME TAX PROVISION

     The provision for income taxes of $0.2 million and $0.5 million for the three and six months ended June 30, 2001, respectively was composed entirely of foreign corporate income taxes. These taxes are a function of operating our subsidiaries in various countries. The provision for income taxes is based on income taxes on minimum profits the foreign operations generated for services provided to the U.S. parent company.

DEEMED DIVIDEND

     In March 2000, we sold 625,000 shares of series D redeemable convertible preferred stock at $8.00 per share for which we received proceeds of $5.0 million. At the date of issuance, we believed that the per share price of $8.00 represented the fair value of the preferred stock. After our initial public offering process began, we reevaluated and increased the fair value of our common stock at March 2000. The increase in fair value resulted in a beneficial conversion feature of $2.5 million, which we recorded as a deemed dividend to preferred stockholders in 2000. We recorded the deemed dividend at the date of issuance by offsetting charges and credits to stockholders’ equity. The preferred stock dividend increased the net loss allocable to common stockholders in the calculation of basic and diluted net loss per common share for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to our initial public offering in September 2000, we financed our operations primarily through sales of convertible preferred stock for net proceeds of $166.6 million, plus equipment and working capital loans and capital leases. Upon the closing of our initial public offering on September 29, 2000, we received cash proceeds, net of underwriters’ discounts and offering expenses, totaling $242.5 million, and all of our convertible preferred stock was converted into 69.6 million shares of common stock.

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

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     At June 30, 2001, cash, cash equivalents and short-term investments were $216.2 million. This compares with $288.3 million at December 31, 2000.

OPERATING ACTIVITIES

     We used $57.7 million and $34.5 million in cash for operations for the six months ended June 30, 2001 and 2000, respectively. This was primarily the result of higher operating expenses due to additional headcount and related employee expenses, and increased costs of information technology, facilities, product development, marketing and professional services related to the expansion of our business.

INVESTING ACTIVITIES

     For the six months ended June 30, 2001 and 2000, we provided $17.2 million and used $23.0 million, respectively, in cash from investing activities. This reflects an increase of $37.2 million for net proceeds from the sale of short-term investments offset by a decrease in capital expenditures of $3.0 million.

FINANCING ACTIVITIES

     For the six months ended June 30, 2001, we used $2.5 million in cash from financing activities and for the comparable period of 2000 $82.1 million was provided in cash from financing activities. This primarily reflects the issuance of preferred stock and common stock in 2000 of $75.0 million and $1.4 million, respectively.

OUTLOOK

     The long-term growth outlook (2 to 5 years) for capital spending in the telecommunications industry appears healthy. However, due to reductions in capital spending commitments by our customers and uncertainty within the telecommunications industry, the current and short-term outlook (up to 2 years) for growth is not optimistic. There is a decided lack of capital availability for many emerging service providers and with the caution being exercised by larger service providers, capital spending in the industry as a whole has slowed. While we believe this is a short-term (up to 2 years) phenomenon, it has had and will continue to have a direct impact on our operations for at least the current fiscal year. We anticipate that these capital spending trends will continue to adversely affect our revenue growth dramatically for at least the current fiscal year. This is evidenced by a slowdown in bookings coupled with our decision not to ship product to customers that represent unsuitable credit risks. As capital continues to be scarce, we believe that pricing will continue to be under pressure as each potential customer attempts to improve returns on capital.

RISK FACTORS

RISKS RELATED TO OUR BUSINESS

We have a history of losses that we expect will continue, and if we never achieve profitability we may cease operations.

     At June 30, 2001, we had an accumulated deficit of $284.2 million. We have incurred net losses since our incorporation. We have only recently begun to recognize revenue, and we cannot be certain that our revenue will grow or that we will generate sufficient revenue to become profitable. If we do not achieve profitability, we may cease operations.

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

     Our ability to generate future revenue also depends on whether network service providers successfully forecast market trends and identify the services and features that our products should offer their customers.

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

     Our IPSX 9000, IPSX 9500, IPSX 3500, InVision and InGage products are the only products that we currently offer to our customers. Our future revenue depends on the commercial success of our IP service delivery platform product line. If customers do not adopt, purchase and successfully implement our IP service delivery platform in large numbers, our revenue will not grow.

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

     Our products are more complicated than most networking products. They can be adequately tested only when put to full use in very large and diverse networks with high amounts of traffic. Because none of our customers has put our products to full use, we are unable to assess the likelihood or magnitude of this risk. Errors or defects in our products could result in:

•	loss of current customers and failure to attract new customers or achieve market acceptance; and

•	increased service and warranty costs.

The long sales cycle for our platform, as well as the expectation that customers will sporadically place large orders, may cause our revenue and operating results to vary significantly from quarter to quarter, and the price of our stock to decline.

     A customer’s decision to purchase our IP service delivery platform involves a significant commitment of its resources and a lengthy evaluation, testing and product qualification process. Network service providers and other customers with complex networks usually expand their networks in large increments on a periodic basis. We may receive purchase orders for significant dollar amounts on an irregular and unpredictable basis. These events may cause our revenue and operating results to vary significantly and unexpectedly from quarter to quarter, which could cause our stock price to decline.

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

     The loss of one or more of our customers, a reduction in purchases of our products by our customers or the decline of our customers’ business may limit our revenue growth and harm our operating results. Our customers may generally reduce or discontinue purchases of our products at any time.

     Our future success will depend on attracting additional customers. Failure to increase our customer base would hinder our growth and harm our operating results.

If we do not effectively manage our growth, integrate newly-hired key personnel and hire additional personnel, our operations will suffer.

     The growth of our operations places a significant strain on our management systems and resources. If we do not effectively manage our growth and improve our financial and managerial controls and systems, we may be unable to provide adequate service and support to our customers and our operations will suffer. We plan to continue to hire a moderate number of employees this year, but we may be unable to hire and retain the kind and number that we need.

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

     We license from third-party suppliers several key software applications incorporated in our IP service delivery platform. We will be required to license technology from other third-party suppliers to enable us to develop new products or features. Our inability to renew or obtain any third-party license that we need could require us to obtain substitute technology of lower quality or at greater cost. Either of these outcomes could seriously impair our ability to sell our products and harm our operating results.

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

RISKS RELATED TO OUR INDUSTRY

The growth outlook for capital spending in the telecommunications industry directly impacts our business.

     Due to reductions in capital spending commitments by our customers and uncertainty within the telecommunications industry, the current and short-term outlook for growth is not favorable. Capital spending in the industry as a whole has slowed as a result of a lack of available capital for many emerging service providers and a generally cautious approach to capital spending within the industry.

     While we believe this is a short-term phenomenon, it has had and will continue to have a direct impact on our operations for at least the current fiscal year. We anticipate that these capital spending trends will continue to adversely affect our revenue growth dramatically for at least the current fiscal year.

Ongoing power supply problems in California could harm our business.

     Our corporate headquarters, our research and development activities, other critical business operations and the majority of our suppliers are located in California. California has recently experienced ongoing power shortages, which have resulted in “rolling blackouts.” These blackouts could cause disruptions to our operations and the operations of our suppliers and customers. Losses incurred for these types of outages are not covered under CoSine’s insurance policies. In addition, California has recently experienced rising energy costs which could negatively impact our results.

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

     We face competition from:

•	companies in the network infrastructure market, including Cisco Systems, Lucent Technologies, Nortel Networks, Alcatel, Ericsson and Siemens; and

•	companies, including Cisco, that market products for installation on the premises of network service providers’ customers and which offer some services that compete with the services delivered using our IP service delivery platform.

     We believe that there is likely to be consolidation in this industry. We expect to face increased competition from larger companies with significantly greater resources than we have.

     Some of these larger competitors have pre-existing relationships involving a range of product lines with the network service providers who are the principal potential customers for our IP service delivery platform. These competitors may offer vendor financing, which we generally do not offer, undercut our prices or use their pre-existing relationships with our customers to induce them not to use our IP service delivery platform.

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

     If our products do not work with our customers’ or their end users’ networks, the market perception of our products could be harmed and orders for our products could be cancelled. In particular, if an actual or perceived breach of network security occurs in a customer’s or its end-user’s network that uses our products, we may be subject to lawsuits for losses suffered by customers or their end-users.

     If we have to redesign or modify our products to make them compatible with a customer’s or end user’s network, our sales cycle could be extended, our research and development expenses may increase, and profit margins on our products may be reduced.

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

     We rely on a combination of copyright, trademark, patent and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology. If we are unable to protect our intellectual property rights, our ability to supply our products as they have been designed could suffer, and our ability to become profitable could be harmed.

If we become involved in an intellectual property dispute, we could be subject to significant liability, the time and attention of our management could be diverted and we could be prevented from selling our products.

     We may become a party to litigation in the future to protect our intellectual property or because others may allege infringement of their intellectual property. These claims and any resulting lawsuit could subject us to significant liability for damages or invalidate our proprietary rights. These lawsuits, regardless of their merits, likely would be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation alleging our infringement of a third-party’s intellectual property also could force us to:

•	stop selling our products or services that use the challenged intellectual property;

•	obtain from the owner of the infringed intellectual property right a license to sell the relevant technology, which license may not be available on reasonable terms, or at all; and

•	redesign those products or services that use the infringed technology.

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

     The success of our international operations may be affected by:

•	our ability to establish relationships with international distributors who can effectively market and support our products; and

•	difficulties inherent in developing versions of our products that comply with local standards or regulatory requirements.

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)	On September 25, 2000, in connection with our initial public offering, a Registration Statement on Form S-1 (File No. 333-35938) was declared effective by the Securities and Exchange Commission, pursuant to which 11,500,000 shares of our common stock were offered and sold for our account at a price of $23 per share, generating gross offering proceeds of $264.5 million. The managing underwriters were Goldman, Sachs & Co., Chase Securities Inc., Robertson Stephens, Inc. and JP Morgan Securities Inc. Our initial public offering closed on September 29, 2000. The net proceeds of the initial public offering were approximately $242.5 million after deducting approximately $18.5 million in underwriting discounts and approximately $3.5 million in other offering expenses.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

(a)	The annual meeting of CoSine’s shareholders was held on June 18, 2001.

(b)	R. David Spreng was elected as a Class I director for a term of three years. The Company’s Class II and Class III directors did not stand for reelection at the annual meeting. The terms of the Company’s Class II directors, Dean E. G. Hamilton and Charles J. Abbe, will expire in 2002. The terms of the Company’s Class III directors, Vinton G. Cerf and Donald Green, will expire in 2003.

(c)	The only other matter voted upon at the annual meeting was the ratification of Ernst & Young LLP as the independent auditors of the Company for the 2001 fiscal year.

The following sets forth the number of votes cast or withheld, as well as the number of abstentions and broker non-votes, with respect to the nominee for election as a director and the ratification of Ernst & Young LLP:

	For	Withheld

Election of R. David Spreng as Class I director	67,163,446	224,161

	For	Against	Abstain

Ratify the appointment of Ernst & Young LLP as independent auditors	67,170,065	51,549	165,993

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

See exhibit index on page 21.

(b)	Reports on Form 8-K.

None.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSINE COMMUNICATIONS, INC.

By:	/s/ Craig B. Collins

Craig B. Collins Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)

Dated: August 13, 2001

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to Form 8A (file no. 000-30715) filed May 26, 2000).

3.2*	Bylaws (incorporated by reference to Exhibit 3.3 to Form 8A (file no. 000-30715) filed May 26, 2000).

3.3	First Amendment to Bylaws dated April 30, 2001.

10.1*	Form of Indemnification Agreement entered into by the Registrant with each of its directors and officers (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to Registration Statement on Form S-1 filed June 6, 2000).

10.2*	2000 Stock Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.2 of Amendment No. 1 to Registration Statement on Form S-1 filed June 6, 2000).

10.3*	2000 Employee Stock Purchase Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.3 of Amendment No. 1 to Registration Statement on Form S-1 filed June 6, 2000).

10.4*	2000 Director Option Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.4 of Amendment No. 1 to Registration Statement on Form S-1 filed June 6, 2000).

10.5*	1997 Stock Plan (as amended and restated) and forms of agreements thereunder (incorporated by reference to Exhibit 10.5 of Registration Statement on Form S-1 filed April 28, 2000).

10.6*	Third Amended and Restated Investors’ Rights Agreement (incorporated by reference to Exhibit 10.6 of Amendment No. 1 to Registration Statement on Form S-1 filed June 6, 2000).

10.7*	Master Equipment Lease Agreement between the Registrant and Relational Funding Corporation dated as of February 1, 2000 (incorporated by reference to Exhibit 10.7 of Amendment No. 1 to Registration Statement on Form S-1 filed June 6, 2000).

10.8*	Loan and Security Agreement between Registrant and Venture Lending and Leasing II, Inc. dated as of September 21, 1998 (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to Registration Statement on Form S-1 filed June 6, 2000).

10.9*	Amended and Restated Supplement between Registrant and Venture Lending and Leasing II, Inc. dated as of October 21, 1998 (incorporated by reference to Exhibit 10.9 of Amendment No. 1 to Registration Statement on Form S-1 filed June 6, 2000).

10.10*	Master Loan and Security Agreement between Registrant and Finova Capital Corporation date as of May 19, 1999 (incorporated by reference to Exhibit 10.10 of Amendment No. 1 to Registration Statement on Form S-1 filed June 6, 2000).

10.11*	Loan and Security Agreement between Registrant and Silicon Valley Bank dated as

Exhibit Number	Description

of May 29, 1998 (incorporated by reference to Exhibit 10.11 of Amendment No. 1 to Registration Statement on Form S-1 filed June 6, 2000).

10.12*	Loan Modification Agreement between Registrant and Silicon Valley Bank dated as of June 22, 1998 (incorporated by reference to Exhibit 10.12 of Registration Statement on Form S-1 filed April 28, 2000).

10.13*	Loan and Security Agreement between Registrant and Silicon Valley Bank dated as of September 30, 1999 (incorporated by reference to Exhibit 10.13 of Amendment No. 1 to Registration Statement on Form S-1 filed June 6, 2000).

10.14*	Building Lease Agreement between Registrant and Westport Joint Venture dated as of May 26, 1998 (incorporated by reference to Exhibit 10.14 of Amendment No. 1 to Registration Statement on Form S-1 filed June 6, 2000).

10.15*	Amendment No. 1 to Lease between Registrant and Westport Joint Venture dated as of September 9, 1999 (incorporated by reference to Exhibit 10.15 of Registration Statement on Form S-1 filed April 28, 2000).

10.16*	Building Lease Agreement between Registrant and Westport Joint Venture dated as of September 20, 1999 (incorporated by reference to Exhibit 10.16 of Amendment No. 1 to Registration Statement on Form S-1 filed June 6, 2000).

10.17*	Sublease between Registrant and Liberate Technologies dated as of June 28, 2000 (incorporated by reference to Exhibit 10.17 of Amendment No. 4 to Registration Statement on Form S-1 filed September 5, 2000).

*	Previously filed.