Form 10-Q
period 2001-09-30
COSINE COMMUNICATIONS INC
filed 2001-11-02
CIK 1060824

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    There were 101,897,320 shares of the Company's Common Stock, par value $.0001, outstanding on October 26, 2001.

    Exhibit index on page 23.

================================================================================

                           COSINE COMMUNICATIONS, INC.

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                                                                                                    Page
                                                                                                                    ----
                                            PART I. FINANCIAL INFORMATION

 Item 1. Condensed Consolidated Financial Statements:
          Condensed Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000                        3
          Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30,
             2001 and September 30, 2000                                                                              4
          Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and
             September 30, 2000                                                                                       5
          Notes to Condensed Consolidated Financial Statements                                                        6
 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                       10
 Item 3. Quantitative and Qualitative Disclosures About Market Risk                                                  20

                                              PART II. OTHER INFORMATION

 Item 2. Changes in Securities and Use of Proceeds                                                                   21
 Item 6. Exhibits and Reports on Form 8-K                                                                            21

 Signature                                                                                                           22

 Exhibit Index                                                                                                       23

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           COSINE COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                   SEPTEMBER 30,    DECEMBER 31,
                                                                                       2001             2000
                                                                                   -------------    ------------
                                                                                    (UNAUDITED)          (1)
                                     ASSETS
 Current assets:
  Cash and cash equivalents ....................................................     $  87,867      $ 126,139
  Short-term investments .......................................................       105,584        162,143
  Accounts receivable:
     Trade (net of allowance for doubtful accounts of $439 and $631 at September
     30, 2001 and December 31, 2000, respectively) .............................         8,840          6,093
   Other .......................................................................         2,194            791
  Inventory ....................................................................         5,616         10,634
  Prepaid expenses and other current assets ....................................         7,005         14,174
                                                                                     ---------      ---------
          Total current assets .................................................       217,106        319,974
  Property and equipment, net ..................................................        31,120         32,739
  Other assets .................................................................         1,114          1,215
                                                                                     ---------      ---------
                                                                                     $ 249,340      $ 353,928
                                                                                     =========      =========
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .............................................................     $   3,168      $   7,134
  Provision for warranty claims ................................................         2,335          3,741
  Accrued other liabilities ....................................................        14,691          7,478
  Accrued compensation .........................................................         6,651          4,810
  Note payable .................................................................            --            223
  Deferred revenue .............................................................         2,842          7,643
  Current portion of equipment and working capital loans .......................         2,667          2,674
  Current portion of obligations under capital lease ...........................         3,402          3,160
  Other current liabilities ....................................................            --             84
                                                                                     ---------      ---------
          Total current liabilities ............................................        35,756         36,947
Long-term portion of equipment and working capital loans .......................         2,520          4,541
Long-term portion of obligations under capital lease ...........................         2,809          5,391
Accrued rent ...................................................................         2,465          2,154
Other long-term liabilities ....................................................            --            132
Commitments and contingencies
Stockholders' equity:
  Preferred stock, 3,000,000 authorized, none issued and outstanding at
    September 30, 2001 and December 31, 2000
  Common stock, $.0001 par value, 300,000,000 shares authorized at September
    30, 2001 and December 31, 2000, 102,062,157 and 103,697,827 shares issued
    and outstanding at September 30, 2001 and December 31, 2000, respectively ..            10             10
  Additional paid-in capital ...................................................       583,156        634,261
  Notes receivable from stockholders ...........................................       (30,171)       (36,521)
  Accumulated other comprehensive income .......................................           792          2,286
  Deferred compensation ........................................................       (21,860)       (92,002)
  Accumulated deficit ..........................................................      (326,137)      (203,271)
                                                                                     ---------      ---------
          Total stockholders' equity ...........................................       205,790        304,763
                                                                                     ---------      ---------
                                                                                     $ 249,340      $ 353,928
                                                                                     =========      =========

                             See accompanying notes

(1) The information in this column was derived from the Company's audited consolidated financial statements for the year ended December 31, 2000.

                           COSINE COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                                      ------------------------      ------------------------
                                                          2001           2000         2001(1)          2000
                                                       ---------      ---------      ---------      ---------
Revenue ..........................................     $   9,826      $   7,201      $  23,008      $  14,823
  Cost of goods sold(2) ..........................        11,767          6,991         25,054         14,266
                                                       ---------      ---------      ---------      ---------
Gross profit (loss) ..............................        (1,941)           210         (2,046)           557
                                                       ---------      ---------      ---------      ---------
Operating expenses:
  Research and development(3) ....................        15,222         30,472         51,267         64,575
  Sales and marketing(4) .........................        13,422         17,159         48,196         33,401
  General and administrative(5) ..................         5,917          5,953         19,496         14,266
  Restructuring charges ..........................         7,002             --          8,991             --
                                                       ---------      ---------      ---------      ---------
          Total operating expenses ...............        41,563         53,584        127,950        112,242
                                                       ---------      ---------      ---------      ---------
Loss from operations .............................       (43,504)       (53,374)      (129,996)      (111,685)
                                                       ---------      ---------      ---------      ---------
Other income (expenses):
  Interest income and other ......................         2,116          1,668          9,117          3,729
  Interest expense(6) ............................          (389)          (566)        (1,327)        (1,352)
                                                       ---------      ---------      ---------      ---------
          Total other income (expenses) ..........         1,727          1,102          7,790          2,377
                                                       ---------      ---------      ---------      ---------
Loss before income tax provision .................       (41,777)       (52,272)      (122,206)      (109,308)
  Income tax provision ...........................           149             --            660             --
                                                       ---------      ---------      ---------      ---------
Net loss .........................................       (41,926)       (52,272)      (122,866)      (109,308)
Deemed dividend to series D preferred stockholders            --            --.             --         (2,500)
                                                       ---------      ---------      ---------      ---------
Net loss allocable to common stockholders ........     $ (41,926)     $ (52,272)     $(122,866)     $(111,808)
                                                       =========      =========      =========      =========

Basic and diluted net loss per common share ......     $   (0.43)     $   (4.72)     $   (1.27)     $  (12.10)
                                                       =========      =========      =========      =========

Shares used in computing per share amounts .......        97,833         11,065         96,387          9,237
                                                       =========      =========      =========      =========

---------------

(1) Certain amounts have been reclassified to conform to the presentation used in the current period.

(2) Cost of goods sold includes $582 and $680 for the three months ended September 30, 2001 and 2000, respectively and $1,847 and $1,623 for the nine months ended September 30, 2001 and 2000, respectively of non-cash charges related to equity issuances.

(3) Research and development expenses include $2,394 and $14,469 for the three months ended September 30, 2001 and 2000, respectively and $9,414 and $24,469 for the nine months ended September 30, 2001 and 2000, respectively of non-cash charges related to equity issuances.

(4) Sales and marketing expenses include $2,008 and $5,460 for the three months ended September 30, 2001 and 2000, respectively and $11,476 and $10,549 for the nine months ended September 30, 2001 and 2000, respectively of non-cash charges related to equity issuances.

(5) General and administrative expenses include $1,374 and $3,331 for the three months ended September 30, 2001 and 2000, respectively and $4,971 and $7,939 for the nine months ended September 30, 2001 and 2000, respectively of non-cash charges related to equity issuances.

(6) Interest expense includes $36 and $41 for the three months ended September 30, 2001 and 2000, respectively and $119 and $95 for the nine months ended September 30, 2001 and 2000, respectively of non-cash charges related to equity issuances.

                             See accompanying notes.

                           COSINE COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                ------------------------
                                                                                  2001           2000
                                                                                ---------      ---------
OPERATING ACTIVITIES:
Net loss ..................................................................     $(122,866)     $(109,308)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation ............................................................        11,520          4,945
  Amortization of warrants issued for services ............................         5,689         10,338
  Amortization of deferred stock compensation .............................        24,920         35,681
  Issuance of options to purchase common stock ............................            --          8,096
  Write-down of capital equipment held for disposal .......................         4,593             --
  Other, net ..............................................................           313            106
  Change in operating assets and liabilities:
    Accounts receivable ...................................................        (4,150)       (19,386)
    Inventory .............................................................         5,018         (8,724)
    Prepaid expenses and other current assets .............................         3,176         (7,123)
    Other assets ..........................................................           101            646
    Accounts payable ......................................................        (3,966)         4,286
    Provision for warranty claims .........................................        (1,406)         2,304
    Accrued other liabilities .............................................         7,213          5,190
    Accrued compensation ..................................................         1,841          2,553
    Note payable ..........................................................          (223)           223
    Deferred revenue ......................................................        (6,497)        19,330
    Other current liabilities .............................................          (216)           (57)
    Accrued rent ..........................................................           311            385
                                                                                ---------      ---------
Net cash used in operating activities .....................................       (74,629)       (50,515)
                                                                                ---------      ---------

INVESTING ACTIVITIES:
Capital expenditures ......................................................       (14,771)       (20,922)
Purchase of short-term investments ........................................       (82,170)       (61,679)
Proceeds from sales and maturities of short-term investments ..............       137,204         39,205
                                                                                ---------      ---------
  Net cash provided (used) by investing activities ........................        40,263        (43,396)
                                                                                ---------      ---------

FINANCING ACTIVITIES:
Proceeds from equipment and working capital loans and capital leases ......            --         11,482
Principal payments of equipment and working capital loans and capital
  leases ..................................................................        (4,368)        (2,633)
Proceeds from issuance of preferred stock, net ............................            --         77,432
Proceeds from issuance of common stock, net ...............................           104        245,510
Proceeds from notes receivable from stockholders ..........................           358             43
                                                                                ---------      ---------
  Net cash (used) provided by financing activities ........................        (3,906)       331,834
                                                                                ---------      ---------

Net (decrease) increase in cash and cash equivalents ......................       (38,272)       237,923
Cash and cash equivalents at the beginning of the period ..................       126,139         20,089
                                                                                ---------      ---------
Cash and cash equivalents at the end of the period ........................     $  87,867      $ 258,012
                                                                                =========      =========
SUPPLEMENTAL INFORMATION:
Cash paid for interest ....................................................     $   1,208      $   1,257
                                                                                =========      =========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance and remeasurement of warrants ....................................            --      $  17,038
                                                                                =========      =========
Notes receivable received from stockholders (in exchange for issuance of
  common stock) ...........................................................            --      $  35,847
                                                                                =========      =========

                             See accompanying notes.

                           COSINE COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements have been prepared by CoSine Communications, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of CoSine Communications, Inc. and its wholly owned subsidiaries ("CoSine" or collectively, the "Company".) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes included in CoSine's Annual Report filed on Form 10-K for the year ended December 31, 2000.

         During 2000, CoSine issued warrants to its initial customers, which significantly affects revenue. These warrants were issued upon receipt of substantial purchase orders, which were preceded by a period of cooperation with marketing, development and refinement of the Company's products. Customer revenue consists of receipts from sales, including equity issued in connection with sales, less receipts for equity issued in connection with sales.

         Below is a reconciliation of revenue for the three and nine months ended September 30, 2001 and 2000 as presented in our statement of operations to show the separate components as indicated (in thousands):

                                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                   SEPTEMBER 30,
                                                           ------------------------        -----------------------
                                                            2001             2000           2001            2000
                                                           -------          -------        -------         -------
                                                                 (UNAUDITED)                      (UNAUDITED)
       Receipts from sales, including equity issued
         in connection with sales                          $10,320          $13,038        $25,796         $24,359
       Less: Receipts for equity issued in
         connection with sales                                 494            5,837          2,788           9,536
                                                           -------          -------        -------         -------
       Revenue                                             $ 9,826          $ 7,201        $23,008         $14,823
                                                           =======          =======        =======         =======

         In the second quarter of 2001, one of the Company's customers filed for bankruptcy. As a result, the remaining portion of the unamortized value of the warrants issued to that customer of approximately $3.8 million was written off. Approximately $1.1 million was charged against revenue representing the amount of revenue previously recognized for this customer and approximately $2.7 million was charged to sales and marketing expense.

2. RESTRUCTURING CHARGES

         In April and September of 2001 CoSine's senior management approved restructuring plans to reduce our worldwide workforce, close certain sales offices, exit certain facilities and idle certain capital equipment. Employees affected by the April 2001 plan were notified and terminated in April 2001. With respect to the September 2001 plan, notification was given to employees on September 28, 2001 that certain job functions would be eliminated and that particular termination benefits would be paid to affected employees. The restructuring programs were implemented to reduce the level of operating expenses and conserve cash.

         Details of the restructuring charges are as follows (in thousands):

                                                                                  PROVISION
                                                         CASH        NON-CASH    BALANCE AT
(Amounts are unaudited)                     CHARGES     PAYMENTS     CHARGES     QUARTER END
                                            -------     --------     --------    -----------
THREE MONTHS ENDED JUNE 30, 2001
Worldwide workforce reduction               $1,989       $1,989       $   --       $   --
                                            ------       ------       ------       ------

THREE MONTHS ENDED SEPTEMBER 30, 2001
Worldwide workforce reduction                1,507           --           --        1,507
Write-down of capital equipment
 held for disposal                           4,593           --        4,593           --
Lease commitments and other                    902           --           --          902
                                            ------       ------       ------       ------
   Total                                     7,002           --        4,593        2,409
                                            ------       ------       ------       ------
NINE MONTHS ENDED SEPTEMBER 30, 2001        $8,991       $1,989       $4,593       $2,409
                                            ======       ======       ======       ======

         As a result of the workforce reductions, approximately 55 employees were terminated in the second quarter, and approximately 50 employees were designated for termination in the third quarter restructuring plan and were then terminated in the fourth quarter. The employees in both workforce reductions were from all functional groups and were primarily located in our Redwood City offices. Certain capital equipment has been idled and will be disposed of as a result of the September 2001 restructuring plan and has been written down to its expected realizable value.

         Cash expenditures relating to the workforce reduction that was charged to operations in the third quarter will be substantially paid out during the fourth quarter of 2001. Amounts related to lease commitments will be paid out over the respective lease terms through mid-2002.

3. CUSTOMER CONCENTRATION

         Currently a limited number of customers comprise CoSine's revenues, and the loss of certain significant customers could have a material impact on operations.

4. INVENTORIES

         Net inventories, stated at the lower of cost (first-in, first-out) or market, consisted of the following, in thousands:

                                                    SEPTEMBER 30,     DECEMBER 31,
                                                        2001              2000
                                                    -------------     ------------
                                                     (UNAUDITED)
        Raw materials                                  $1,533           $   832
        Semi-finished goods                             2,899             7,554
        Finished goods                                  1,184             2,248
                                                       ------           -------
                                                       $5,616           $10,634
                                                       ======           =======

         Included in net finished goods inventory at September 30, 2001 and December 31, 2000 were $1,184,000 and $415,000, respectively, of goods awaiting customer acceptance. Included in net semi-finished goods at September 30, 2001 and December 31, 2000 were $186,000 and $1,158,000, respectively, of goods used for customer evaluation purposes.

5. NET LOSS PER COMMON SHARE

         Basic net loss per common share is calculated based on the weighted-average number of common shares outstanding during the periods presented, less weighted-average shares outstanding that are subject to CoSine's right of repurchase. Common stock equivalents consisting of convertible preferred stock, stock options and warrants (calculated using the treasury stock method), have been excluded from the diluted net loss per common share computations, as their inclusion would be antidilutive. These securities amounted to 18,528,000 shares and 78,592,000 shares for the nine months ended September 30, 2001 and 2000, respectively.

         The calculations of basic and diluted net loss per share are shown below, in thousands, except per share data:

                                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                            SEPTEMBER 30,                     SEPTEMBER 30,
                                                    --------------------------        --------------------------
                                                       2001            2000             2001              2000
                                                    ---------        ---------        ---------        ---------
                                                            (UNAUDITED)                      (UNAUDITED)
Net loss allocable to common stockholders           $ (41,926)       $ (52,272)       $(122,866)       $(111,808)
                                                    ---------        ---------        ---------        ---------
Basic and diluted:
  Weighted-average shares of common stock
  outstanding                                         102,229           22,240          102,880           18,924
Weighted-average shares subject to repurchase          (4,396)         (11,175)          (6,493)          (9,687)
                                                    ---------        ---------        ---------        ---------
   Weighted-average shares used in basic and
     diluted net loss per common share                 97,833           11,065           96,387            9,237
                                                    =========        =========        =========        =========
Basic and diluted net loss per common share         $   (0.43)       $   (4.72)       $   (1.27)       $  (12.10)
                                                    =========        =========        =========        =========

6. COMPREHENSIVE LOSS

         The components of comprehensive loss are shown below, in thousands:

                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                           SEPTEMBER 30,                    SEPTEMBER 30,
                                                   --------------------------        --------------------------
                                                     2001             2000             2001             2000
                                                   ---------        ---------        ---------        ---------
                                                          (UNAUDITED)                        (UNAUDITED)
Net loss                                           $ (41,926)       $ (52,272)       $(122,866)       $(109,308)
Other comprehensive income (loss):
   Unrealized gains (losses) on investments              (40)              45           (1,525)              47
   Translation adjustment                                224              (37)              31              (37)
                                                   ---------        ---------        ---------        ---------
     Total other comprehensive income (loss)             184                8           (1,494)              10
                                                   ---------        ---------        ---------        ---------
Comprehensive loss                                 $ (41,742)       $ (52,264)       $(124,360)       $(109,298)
                                                   =========        =========        =========        =========


7. SEGMENT REPORTING

         CoSine operates in only one operating segment. Enterprise-wide information is provided in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." Substantially all of CoSine's assets are located in the United States.

         Revenues from customers by geographic region for the three and nine months ended September 30, 2001 and 2000, respectively, were as follows, in thousands:

                                 Receipts from sales,       Receipts for equity
                               including equity issued     issued in connection
       Region                  in connection with sales         with sales             Revenue
       ---------------------- --------------------------- ------------------------ ---------------
       THREE MONTHS ENDED SEPTEMBER 30, 2001 (UNAUDITED)
       Europe                            $3,837                  $  272                 $3,565
       Asia/Pacific                       3,448                      --                  3,448
       United States                      3,035                     222                  2,813
                                        -------                  ------                 ------
         Total                          $10,320                  $  494                 $9,826
                                        =======                  ======                 ======

       THREE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED)
       Europe                           $ 2,051                  $  183                 $1,868
       United States                     10,987                   5,654                  5,333
                                        -------                  ------                 ------
         Total                          $13,038                  $5,837                 $7,201
                                        =======                  ======                 ======

                                 Receipts from sales,       Receipts for equity
                               including equity issued     issued in connection
       Region                  in connection with sales         with sales             Revenue
       ---------------------- --------------------------- ------------------------ ---------------
       NINE MONTHS ENDED SEPTEMBER 30, 2001 (UNAUDITED)
       Europe                           $10,600                  $  454                $10,146
       Asia/Pacific                       8,319                      --                  8,319
       United States                      6,877                   2,334                  4,543
                                        -------                  ------                -------
         Total                          $25,796                  $2,788                $23,008
                                        =======                  ======                =======

       NINE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED)
       Europe                           $ 7,686                  $  682                $ 7,004
       United States                     16,673                   8,854                  7,819
                                        -------                  ------                -------
         Total                          $24,359                  $9,536                $14,823
                                        =======                  ======                =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. We use words such as "anticipate," "believe," "plan," "expect," "future," "intend" and similar expressions to identify forward-looking statements. Factors that might cause such a difference include, but are not limited to, product development, commercialization and technology difficulties, manufacturing costs, the impact of competitive products, pricing pressures, changing customer requirements, timely availability and acceptance of new products, changes in economic conditions in the various markets we serve and those factors discussed in the section entitled "Management's Discussion and Analysis of Financial Position and Results of Operations --- Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

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

                              RESULTS OF OPERATIONS

         For the three months ended September 30, 2001 and 2000, we reported a basic and diluted net loss per common share of $0.43 and $4.72, respectively. The effect of non-cash charges related to equity issuances was a loss of $0.07 and $2.69 per share for the three months ended September 30, 2001 and 2000, respectively.

         For the nine months ended September 30, 2001 and 2000, we reported a basic and diluted net loss per common share of $1.27 and $12.10, respectively. The effect of non-cash charges related to equity issuances was a loss of $0.32 and $5.86 per share for the nine months ended September 30, 2001 and 2000, respectively.

         In the second quarter of 2001, one of the Company's customers filed for bankruptcy. As a result, the remaining portion of the unamortized value of the warrants issued to that customer of approximately $3.8 million was written off. Approximately $1.1 million was charged against revenue representing the amount of revenue previously recognized for this customer and approximately $2.7 million was charged to sales and marketing expense.

REVENUE

         During 2000, CoSine issued warrants to its initial customers, which significantly affects revenue. These warrants were issued upon receipt of substantial purchase orders, which were preceded by a period of cooperation with marketing, development and refinement of the Company's products. Customer revenue consists of receipts from sales, including equity issued in connection with sales, less receipts for equity issued in connection with sales.

         For the three months ended September 30, 2001, revenue was $9.8 million of which 66% was from hardware sales, 7% was from software sales and 27% was from sales of services. Receipts from sales, including equity issued in connection with sales, were $10.3 million. For the three months ended September 30, 2000, revenue was $7.2 million of which 83% was from hardware sales and 9% was from software sales and 8% was from sales of services. Receipts from sales, including equity issued in connection with sales, were $13.0 million.

         For the nine months ended September 30, 2001, revenue was $23.0 million of which 59% was from hardware sales, 9% was from software sales and 32% was from sales of services. Receipts from sales, including equity issued in connection with sales, were $25.8 million. For the nine months ended September 30, 2000, revenue was $14.8 million of which 87% was from hardware sales, 9% was from software sales and 4% was from sales of services. Receipts from sales, including equity issued in connection with sales, were $24.4 million.

         Below is a reconciliation of revenue for the three and nine months ended September 30, 2001 and 2000 as presented in our statement of operations to show the separate components as indicated (in thousands):

                                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                                 -------------------     -------------------
                                                  2001        2000        2001        2000
                                                 -------     -------     -------     -------
                                                     (UNAUDITED)             (UNAUDITED)
Receipts from sales, including equity issued
  in connection with sales                       $10,320     $13,038     $25,796     $24,359
Less: Receipts for equity issued in
  connection with sales                              494       5,837       2,788       9,536
                                                 -------     -------     -------     -------
Revenue                                          $ 9,826     $ 7,201     $23,008     $14,823
                                                 =======     =======     =======     =======

         During the year ended December 31, 2000 we issued the following warrants to customers:

         A warrant exercisable for 1,233,499 shares of our series C preferred stock at an exercise price of $0.81 per share issued to Qwest Communications upon receipt of a purchase order from Qwest for $18.3 million of our products and services;

         A warrant exercisable for 200,000 shares of our common stock at an exercise price of $4.00 per share issued to AduroNet Ltd. upon receipt of a purchase order from AduroNet for $20.7 million of our products and services; and

         A warrant exercisable for 468,849 shares of our common stock at an exercise price of $3.73 per share issued to BroadBand Office upon receipt of a purchase order from BroadBand Office for $20.0 million of our products and services. BroadBand filed for bankruptcy in May 2001 and subsequently CoSine wrote off the remaining unamortized portion of this warrant.

         We calculated the fair value of these customer-related warrants to be $16.2 million ($10.3 million in the case of Qwest, $1.8 million in the case of AduroNet and $4.1 million in the case of BroadBand Office). These values were calculated using the Black-Scholes option pricing model, using volatility of 0.6, a risk-free interest rate of 5% and an expected life of four years. Of this amount, $0.5 million and $5.8 million were excluded from revenue for the three months ended September 30, 2001 and 2000, respectively, and $2.8 million and $9.5 million were excluded from revenue for the nine months ended September 30, 2001 and 2000, respectively.

NON-CASH CHARGES RELATED TO EQUITY ISSUANCES

         During the three months ended September 30, 2001 and 2000, we amortized $6.4 million and $24.0 million, respectively of non-cash charges related to equity issuances. During the nine months ended September 30, 2001 and 2000, we amortized $27.8 million and $44.7 million, respectively of non-cash charges related to equity issuances. These amounts do not include the amortization of customer warrants described above. The equity issuances which impacted cost of goods sold and operating expenses included warrants issued to suppliers for services, stock options granted to employees and consultants, stock issued in lieu of cash compensation to suppliers and unvested shares issued upon exercise of unvested employee stock options for full recourse promissory notes that were converted to non-recourse obligations. Additionally, during the second quarter of 2001, $2.7 million was included for the write off of the unamortized portion of customer warrants due to a customer's bankruptcy.

COST OF GOODS SOLD

         For the three months ended September 30, 2001, cost of goods sold was $11.8 million, of which $5.2 million or 44% represented materials, labor, production overhead and the costs of providing services, $6.0 million or 51% represented a write down of excess inventory and $0.6 million or 5% represented amortization of deferred compensation related to stock options granted to employees in manufacturing operations. For the three months ended September 30, 2000, cost of goods sold was

$7.0 million, of which $4.5 million or 64% represented materials, labor, production overhead and the costs of providing services, $1.2 million or 17% represented warranty costs, $0.6 million or 9% represented the write down of excess inventory and $0.7 million or 10% represented amortization of deferred compensation.

         For the nine months ended September 30, 2001, cost of goods sold was $25.1 million, of which $10.2 million or 41% represented materials, labor, production overhead and the costs of providing services, $13.0 million or 52% represented a write down of excess inventory and $1.9 million or 7% represented amortization of deferred compensation related to stock options granted to employees in manufacturing operations. For the nine months ended September 30, 2000, cost of goods sold was $14.3 million, of which $8.2 million or 57% represented materials, labor, production overhead and the costs of providing services, $2.7 million or 19% represented warranty costs, $1.8 million or 13% represented the write down of obsolete inventory and $1.6 million or 11% represented amortization of deferred compensation.

GROSS PROFIT (LOSS)

         For the three months ended September 30, 2001, gross loss was $1.9 million and for the three months ended September 30, 2000 gross profit was $0.2 million. For the nine months ended September 30, 2001 gross loss was $2.0 million and for the nine months ended September 30, 2000 gross profit was $0.6 million.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses were $15.2 million and $30.5 million for the three months ended September 30, 2001 and 2000, respectively. This represents a decrease of $15.3 million or 50%. This primarily resulted from decreased non-cash charges related to the issuance of stock options to employees and consultants. Non-cash charges related to stock options granted to employees and consultants were $2.4 million and $14.5 million for the three months ended September 30, 2001 and 2000, respectively.

         For the nine months ended September 30, 2001 and 2000, research and development expenses were $51.3 million, after reclassifying $0.7 million of expense to restructuring charges, and $64.6 million, respectively. This represents a decrease of $13.3 million or 21%. This primarily resulted from decreased non-cash charges related to the issuance of stock options to employees and consultants. Non-cash charges related to stock options granted to employees and consultants were $9.4 million and $24.5 million for the nine months ended September 30, 2001 and 2000, respectively.

SALES AND MARKETING EXPENSES

         Sales and marketing expenses were $13.4 million and $17.2 million for the three months ended September 30, 2001 and 2000, respectively. This represents a decrease of $3.8 million or 22%. This primarily resulted from decreased non-cash charges related to the issuance of stock options to employees and consultants. Non-cash charges related to stock options granted to employees and consultants were $2.0 million and $5.5 million for the three months ended September 30, 2001 and 2000, respectively.

         For the nine months ended September 30, 2001 and 2000, sales and marketing expenses were $48.2 million, after reclassifying $0.2 million of expense to restructuring charges, and $33.4 million, respectively. This represents an increase of $14.8 million or 44%. This primarily resulted from increased salary and related employee expenses, facilities costs and marketing programs. Non-cash charges related to stock options granted to employees and consultants and the amortization of warrants granted to a customer that became bankrupt in May 2001 were $11.5 million and $10.5 million for the nine months ended September 30, 2001 and 2000, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses were $5.9 million and $6.0 million for the three months ended September 30, 2001 and 2000, respectively. General and administrative expenses remained even when compared with the same period of 2000. General and administrative non-cash charges related to stock options granted to employees and consultants were $1.4 million and $3.3 million for the three months ended September 30, 2001 and 2000, respectively.

         For the nine months ended September 30, 2001 and 2000, general and administrative expenses were $19.5 million, after reclassifying $1.1 million of expense to restructuring charges, and $14.3 million, respectively, this was an increase of $5.2 million or 37%. This primarily resulted from increased salary and related employee expenses, professional and other outside services, depreciation and insurances offset by decreased non-cash charges related to the issuance of stock options to employees and consultants. Non-cash charges related to stock options granted to employees and consultants were $5.0 million and $7.9 million for the nine months ended September 30, 2001 and 2000, respectively.

RESTRUCTURING CHARGES

         In April and September of 2001 CoSine's senior management approved restructuring plans to reduce our worldwide workforce, close certain sales offices, exit certain facilities and idle certain capital equipment. Employees affected by the April 2001 plan were notified and terminated in April 2001. With respect to the September 2001 plan, notification was given to employees on September 28, 2001 that certain job functions would be eliminated and that particular termination benefits would be paid to affected employees. The restructuring programs were implemented to reduce the level of operating expenses and conserve cash. For the three months ended September 30, 2001 restructuring charges were $7.0 million. For the nine months ended September 30, 2001 restructuring charges were $9.0 million after reclassifying $0.7 million from research and development expenses, $0.2 million from sales and marketing expenses and $1.1 million from general and administrative expenses.

         Details of the restructuring charges are as follows (in thousands):

                                                                                  PROVISION
                                                         CASH        NON-CASH    BALANCE AT
(Amounts are unaudited)                     CHARGES     PAYMENTS     CHARGES     QUARTER END
                                            -------     --------     --------    -----------
THREE MONTHS ENDED JUNE 30, 2001
Worldwide workforce reduction               $1,989       $1,989       $   --       $   --
                                            ------       ------       ------       ------

THREE MONTHS ENDED SEPTEMBER 30, 2001
Worldwide workforce reduction                1,507           --           --        1,507
Write-down of capital equipment
 held for disposal                           4,593           --        4,593           --
Lease commitments and other                    902           --           --          902
                                            ------       ------       ------       ------
   Total                                     7,002           --        4,593        2,409
                                            ------       ------       ------       ------
NINE MONTHS ENDED SEPTEMBER 30, 2001        $8,991       $1,989       $4,593       $2,409
                                            ======       ======       ======       ======

         As a result of the workforce reductions, approximately 55 employees were terminated in the second quarter, and approximately 50 employees were designated for termination in the third quarter restructuring plan and were then terminated in the fourth quarter. The employees in both workforce reductions were from all functional groups and were primarily located in our Redwood City offices. Certain capital equipment has been idled and will be disposed of as a result of the September 2001 restructuring plan and has been written down to its expected realizable value. Future savings and decreased depreciation of capital equipment are expected to amount to approximately $8.0 million per quarter, starting in the first quarter of 2002 when compared to the second quarter of 2001.

         Cash expenditures relating to the workforce reduction that was charged to operations in the third quarter will be substantially paid out during the fourth quarter of 2001. Amounts related to lease commitments will be paid out over the respective lease terms through mid-2002.

INTEREST AND OTHER INCOME

         For the three months ended September 30, 2001, interest and other income was $2.1 million, an increase of $0.4 million from the comparable period in 2000. For the nine months ended September 30, 2001, interest and other income was $9.1 million, an increase of $5.4 million from the comparable period in 2000. This reflects increased interest income due to higher levels of cash and short-term investments as a result of cash received from our September 2000 initial public offering and the private placement of series E convertible preferred stock in May of 2000.

INTEREST EXPENSE

         For the three months ended September 30, 2001, interest expense was $0.4 million compared with $0.6 million of interest expense in the comparable period of 2000. For the nine months ended September 30, 2001, interest expense was $1.3 million compared with $1.4 million of interest expense in 2000.

INCOME TAX PROVISION

         The provision for income taxes of $0.1 million and $0.7 million for the three and nine months ended September 30, 2001, respectively was comprised entirely of foreign corporate income taxes. These taxes are a function of operating our subsidiaries in various countries. The provision for income taxes is based on income taxes on minimum profits the foreign operations generated for services provided to the U. S. parent company.

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

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

         At September 30, 2001, cash, cash equivalents and short-term investments were $193.5 million. This compares with $288.3 million at December 31, 2000.

OPERATING ACTIVITIES

         We used $74.6 million and $50.5 million in cash for operations for the nine months ended September 30, 2001 and 2000, respectively. The increase in cash used was primarily the result of higher operating expenses due to additional headcount and related employee expenses, and increased costs of information technology, facilities, product development, marketing and professional services related to the expansion of our business.

INVESTING ACTIVITIES

         For the nine months ended September 30, 2001 and 2000, we provided $40.3 million and used $43.4 million, respectively, in cash from investing activities. This reflects an increase of $77.5 million for net proceeds from the sale of short-term investments offset by a decrease in capital expenditures of $6.2 million.

FINANCING ACTIVITIES

         For the nine months ended September 30, 2001, $3.9 million in cash was used in financing activities and for the comparable period of 2000 $331.8 million was provided. The change primarily reflects the issuance of preferred stock and common stock in 2000 of $77.4 million and $245.5 million, respectively.

OUTLOOK

         We believe that the long-term growth outlook (two to five years) for capital spending in the telecommunications industry will recover. However, due to reductions in capital spending commitments by our customers and uncertainty within the telecommunications industry, the current and short-term outlook (up to two years) for growth is not optimistic. The lack of capital availability for many emerging service providers combined with the emphasis of larger service providers on reducing operating expenses, has caused a significant reduction in capital spending in the industry as a whole. While we believe this is a short-term (up to two years) phenomenon, it has had and will continue to have a direct impact on our operations for at least the current fiscal year. We anticipate that these capital spending trends will continue to adversely affect our revenue growth substantially for at least the current fiscal year. This is evidenced by a slowdown in bookings coupled with our decision not to ship product to customers that represent unsuitable credit risks. As capital continues to be scarce, we believe that pricing will continue to be under pressure as each potential customer attempts to improve returns on capital.

                                  RISK FACTORS

         The following discussion describes certain risk factors related to our business as well as to our industry in general.

WE HAVE A HISTORY OF LOSSES THAT WE EXPECT WILL CONTINUE, AND IF WE NEVER ACHIEVE PROFITABILITY WE MAY CEASE OPERATIONS.

         At September 30, 2001, we had an accumulated deficit of $326.1 million. We have incurred net losses since our incorporation. We cannot be certain that our revenue will grow or that we will generate sufficient revenue to become profitable. If we do not achieve profitability, we may cease operations.

         We have incurred significant expenses in the past. For example, for the nine months ended September 30, 2001, we incurred operating expenses of $128 million. Although we cannot quantify the amount, we expect expenses to continue to be substantial and to continue to incur losses.

DUE TO OUR LOSS MAKING ACTIVITY WE COULD LOSE MAJOR OPPORTUNITIES WITH LARGE SERVICE PROVIDERS WHO ARE CONCERNED WITH OUR LONG-TERM FINANCIAL VIABILITY.

         Many large telecommunications service providers purchase capital equipments from vendors with a history of successful operations including positive cash flow. Our history of losses and use of cash in operations may cause certain service providers to decide not to purchase our equipment because of concerns regarding our long-term financial viability and our ability to support their businesses. Unless we can generate positive cash flows by either increasing revenue and/or decreasing costs, concerns regarding our long-term financial viability may cause some potential customers to purchase product from other larger, more established suppliers including Cisco Systems, Lucent Technologies, and Nortel Networks.

THE GROWTH OUTLOOK FOR CAPITAL SPENDING IN THE TELECOMMUNICATIONS INDUSTRY DIRECTLY AFFECTS OUR BUSINESS.

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

         While we believe this is a short-term phenomenon,we anticipate that these capital spending trends will continue to adversely affect our revenue growth dramatically for at least the current fiscal year and next fiscal year.

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

OUR IP SERVICE DELIVERY PLATFORM IS OUR ONLY PRODUCT LINE, AND OUR FUTURE REVENUE DEPENDS ON ITS COMMERCIAL SUCCESS.

Our service delivery platform, which is comprised of hardware and software elements, is the only product that we currently offer to our customers. Our future revenue depends on the commercial success of our IP service delivery platform product line. If customers do not adopt, purchase and successfully implement our IP service delivery platform in large numbers, our revenue will not grow.

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

         If we fail to execute new product introductions in a timely manner we may experience erratic revenue growth, which could negatively affect profitability and in turn have a negative impact on the value of our stock price. In addition, such a failure could cause additional costs such as excess inventory, customer conversion costs, higher than expected product costs and higher than expected operating expenses in research and development and sales and marketing.

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

IF WE DO NOT EFFECTIVELY MANAGE OUR GROWTH, OUR OPERATIONS WILL SUFFER.

         The growth of our operations places a significant strain on our management systems and resources. If we do not effectively manage our growth and improve our financial and managerial controls and systems, we may be unable to provide adequate service and support to our customers and our operations will suffer.

IF WE FAIL TO RETAIN KEY MANAGEMENT OUR OPERATION COULD SUFFER AND OUR STOCK PRICE MAY BE NEGATIVELY IMPACTED.

         Maintaining key management personnel may be difficult for a number of reasons including but not limited to market demand, stock price, growth opportunities, management philosophy, company performance and competitive activity. If we lose key management personnel we may find it difficult and costly to recruit new management and this may have a negative affect on our company performance and in turn on our stock price.

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

POWER SUPPLY PROBLEMS IN CALIFORNIA COULD HARM OUR BUSINESS.

         Our corporate headquarters, our research and development activities, other critical business operations and the majority of our suppliers are located in California. Earlier this year, California experienced power shortages, which resulted in "rolling blackouts." If blackouts were to recur, they could cause disruptions to our operations and the operations of our suppliers and customers. Losses incurred for these types of outages are not covered under CoSine's insurance policies. In addition, California has experienced rising energy costs which could negatively impact our results.

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

         We face competition from:

         o companies in the network infrastructure market, including Cisco Systems, Lucent Technologies, Nortel Networks, Alcatel, Ericsson and Siemens; and
         o companies, including Cisco, that market products for installation on the premises of network service providers' customers and which offer some services that compete with the services delivered using our IP service delivery platform.

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

OUR STOCK PRICE HAS RECENTLY BEEN BELOW $1.00, WHICH COULD LEAD TO OUR BEING DELISTED FROM THE NASDAQ.

         Our stock price has been below $1.00 for most of the past two months. If the stock price does not remain over $1.00 within the time frame specified by NASDAQ listing rules, our stock may be delisted. We believe that delisting our stock would have negative effects on liquidity and on the value of the stock. Although the NASDAQ has temporarily suspended the listing rule, we cannot be assured that it will not be reinstated.

ACTS OF WAR, TERRORIST ACTIVITY, AND BIO-TERRORISM CAN HAVE A NEGATIVE EFFECT ON THE DEMAND FOR OUR PRODUCTS.

         The terrorist activity on September 11, 2001 and the ensuing declaration of war on terrorism may result in reduced demand for networking products. Capital spending in the telecommunications industry was already depressed prior to the tragedy, and additional news regarding war and terrorism may negatively impact the demand for our products. These circumstances may result in delayed purchases, cancelled orders and new technology requirements, which could lead to reduced revenues or increased costs, which in turn could negatively affect our stock price.

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

              See exhibit index on page 23.

         (b) Reports on Form 8-K.

              None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COSINE COMMUNICATIONS, INC.


                                        By: /s/ Craig B. Collins
                                            ---------------------------------
                                            Craig B. Collins
                                            Chief Financial Officer and
                                            Executive Vice President
                                            (Principal Financial and Accounting
                                            Officer)


Dated: November 2, 2001

                                  EXHIBIT INDEX

 Exhibit Number                                         Description
 --------------                                         -----------
      3.1*           Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to Form 8A (file no. 000-30715) filed May 26, 2000).

      3.2*           Bylaws (incorporated by reference to Exhibit 3.3 to Form 8A (file no. 000-30715)
                     filed May 26, 2000).

      3.3*           First Amendment to Bylaws dated April 30, 2001 (incorporated by reference to
                     Exhibit 3.3 to Form 10-Q filed August 13, 2001).

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

 Exhibit Number                                         Description
 --------------                                         -----------
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