Form 10-K
period 2001-12-31
COSINE COMMUNICATIONS INC
filed 2002-03-15
CIK 1060824

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

 (Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO           .

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

     As of March 11, 2002, there were 101,727,463 shares of the Registrant's Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant (based on the closing price for the Common Stock on the Nasdaq National Market on March 11, 2002) was $155,151,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for CoSine's Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of CoSine's year end are incorporated by reference into Part III of this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          COSINE COMMUNICATIONS, INC.

                                   FORM 10-K
                          YEAR ENDED DECEMBER 31, 2001

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   11
Item 3.   Legal Proceedings...........................................   11
Item 4.   Submission of Matters to a Vote of Security Holders.........   12
          Executive Officers of the Registrant........................   12

PART II
Item 5.   Market for Registrant's Common Stock and Related Stockholder   13
          Matters.....................................................
Item 6.   Selected Financial Data.....................................   15
Item 7.   Management's Discussion and Analysis of Financial Condition    16
          and Results of Operations...................................
Item 7A.  Quantitative and Qualitative Disclosures about Market          30
          Risk........................................................
Item 8.   Financial Statements and Supplementary Data.................   31
Item 9.   Changes in and Disagreements with Accountants on Accounting    56
          and Financial Disclosure....................................

PART III
Item 10.  Directors and Executive Officers of the Registrant..........   56
Item 11.  Executive Compensation......................................   56
Item 12.  Security Ownership of Certain Beneficial Owners and            56
          Management..................................................
Item 13.  Certain Relationships and Related Transactions..............   56

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form    56
          8-K.........................................................
          Supplemental Financial Information..........................   58
          Signatures..................................................   59
          Exhibit Index...............................................   60

UNIX(R) is a U.S. registered trademark of The Open Group.
Windows(R) is a U.S. registered trademark of Microsoft Corporation.

                          SAFE HARBOR STATEMENT UNDER
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     In addition to historical information, this report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify forward-looking statements. Factors that might cause such a difference include, but are not limited to, product development, commercialization and technology difficulties, manufacturing costs, the impact of competitive products, pricing pressures, changing customer requirements, timely availability and acceptance of new products, changes in economic conditions in the various markets we serve and those factors discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in fiscal year 2002.

                                     PART I

ITEM 1.  BUSINESS

                                    OVERVIEW

     We develop, market and sell a communications platform designed to enable network service providers to rapidly deliver computer applications and communications services from within their networks. Examples include:

     - virtual private networks, or VPNs, which are secure private networks that run on the Internet and other communications networks;

     - firewalls, which are security programs designed to prevent unwanted network traffic; and

     - secure broadband access, which is secure high-speed access to the Internet and other communications networks.

     Our Internet Protocol (IP) Service Delivery Platform consists of hardware elements: a chassis, including our IPSX 9500(TM) and IPSX 3500(TM) Service Processing Switches (IPSXs), and electronic circuit boards known as our IP Service Generators (IPSGs) that support various IP services; and software elements consisting of our InVision(TM) Service Management software for network management and InGage(TM) Customer Network Management software.

     Our network-based platform is designed to:

     - allow delivery of applications and services to thousands of subscribers simultaneously;

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

     As new entrants in the service provider market have emerged, the delivery of high-speed connectivity has become intensely competitive. This competition has made it difficult for service providers to differentiate their service offerings on price alone.

     As businesses have become more dependent on the Internet and other data networks, they are increasingly seeking other communications services in addition to high-speed connectivity. To enable these services, a secure and reliable networking environment is required. The Internet, however, suffers from an inherent lack of security and dependability, which businesses have struggled to overcome by using technologies installed on customer premises equipment, or CPE. These technologies include firewalls, computer virus detection, intrusion detection, which is the detection of unauthorized network access, and encryption, which is the coding of data for security purposes. Businesses use additional CPE as more services are needed. This equipment can be costly to install and maintain, requiring large numbers of expensive networking personnel to manage. We believe that most businesses are having difficulty implementing these technologies and that many businesses are increasingly seeking to outsource IP services.

     Network service providers have begun to provide solutions to address this demand and achieve three important business objectives:

     - attracting subscribers through differentiated services that can be layered on top of basic high-speed connectivity services;

     - increasing revenue from business subscribers who are demanding additional services; and

     - reducing subscriber turnover, because customers must consider the total cost of replacing multiple services and evaluate the risk of moving critical business services to a new service provider.

                      THE PROBLEMS OF A CPE-BASED APPROACH

     Although network service providers have started to offer additional services through the CPE-based approach, that approach is subject to a number of limitations.

     Each customer site requires multiple pieces of on-site equipment provided by numerous vendors. This equipment enables various functions, including routing, firewall protection and the detection of unauthorized intrusion. We believe that the CPE-based model creates the following challenges that constrain the delivery of services for both network service providers and their customers:

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

     Difficult to Integrate. CPE-based services often involve the integration of hardware and software from a variety of vendors. We believe that integrating and ensuring compatibility among a variety of hardware and software is a significant challenge.

     Inconsistent Quality of Service. Service providers may have difficulty offering consistent quality of service across all of these disparate network devices and implementing and supporting agreed levels of service.

            THE NEED FOR A NEW NETWORK-BASED SERVICE DELIVERY MODEL

     We believe that the problems with CPE-based service delivery models have created a significant need for service providers to offer network-based services that operate on equipment located within the service providers' networks. Delivering services in this manner requires the creation of a new and more intelligent network, through which services can be delivered quickly and cost-effectively. It also must serve thousands of customer sites from within a service provider's network, without the need for equipment to be installed or managed on customers' premises. We believe that this network must be based on an open architecture that will support network standards and allow for the implementation of third-party applications.

LIMITATIONS OF EXISTING NETWORK-BASED APPROACHES

     Existing network-based approaches to providing IP services satisfy some needs, but are subject to certain limitations.

     Relocation of Customer Premises Equipment. While reducing the installation and management costs resulting from broad geographic dispersion of CPE, relocating this equipment to the service providers' facilities does not fully address the remaining problems of CPE-based approaches. For example, this approach introduces costs incurred in requiring large numbers of devices to be located in the already constrained space of the service providers' facilities.

     Carrier Switches and Routers. Switches and routers used by service providers are specifically designed to forward packets of data through networks. We believe that this equipment lacks the flexibility and general-purpose computing capacity necessary to directly support a wide range of services because the equipment cannot be adapted to provide other services.

     Large General-Purpose Computers. Large general-purpose computers, commonly used in computer data centers, do not have routing capabilities or network access interfaces and are not designed specifically for data forwarding. We believe that these computers do not have the network management and operational systems required to meet stringent service provider requirements.

NEED FOR AN OPEN ARCHITECTURE

     Most of today's network equipment is designed around proprietary architectures and operating systems. This equipment has not been designed to support the use of third-party applications in networks. Since network equipment vendors generally do not maintain core competencies in all application technologies, we believe that service providers need a system that employs an open architecture, facilitating the development of new applications and the adaptation of existing applications by third parties, for use on that device. An open architecture also allows service providers to rapidly change services and implement new applications without having to replace existing equipment.

     We believe there is substantial demand for systems that enable the delivery of network-based services and applications in a scalable and reliable manner.

                       THE COSINE COMMUNICATIONS SOLUTION

     Our IP Service Delivery Platform provides a solution that is designed to allow service providers to build intelligent data networks and deliver a variety of third-party applications to their end-users. Intelligent data networks are those designed to deliver applications from within a network without the need for specialized CPE. Our IP Service Delivery Platform, which is designed to deliver applications to thousands of subscribers simultaneously, consists of hardware elements: a chassis, including our IPSX 9500 and IPSX 3500 Service Processing Switches, and electronic circuit boards known as our IPSGs; and software components consisting of our InVision and InGage software.

     We believe our products offer the following benefits for service providers and their customers:

     - the ability for service providers to increase revenue by delivering a variety of services to their customers;

     - faster availability of new services for delivery by service providers;

     - reduced operating expenses for service providers through automated delivery and customer activation, centralized billing and fewer on-site service calls;

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

                                    STRATEGY

     Our objective is to become the leading supplier of carrier network equipment designed to deliver profitable applications and services seamlessly from within a service provider's network. The key elements of our strategy are:

     - Use Our Architecture to Offer Third-Party Services and Applications. The open architecture approach of the IPSX enables us to offer service providers the capability of using third-party software technologies for the delivery of specific IP services. We are developing relationships with third-party software providers to expand our portfolio of services.

     - Work Closely with Customers to Facilitate New Services. We work closely with our customers to develop features to meet their complex and distinct needs. We believe that our customers' input and cooperation are essential to the design of new features for our platform and its use in their networks.

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

     - Pursue Strategic Alliances. We intend to expand our products and services through selected alliances. We believe that working with companies that provide complementary products or services for intelligent data networks will assist us in bringing greater value to our customers.

                            PRODUCTS AND TECHNOLOGY

IP SERVICE DELIVERY PLATFORM

     Our products are offered in various configurations and combinations depending on the size of the service provider and the specific service offerings. The IPSX 9500 and IPSX 3500 come with the operating system software already loaded. A network service provider may buy the hardware with no additional software applications. However, the hardware will often be ordered with InVision. The InGage software can be purchased at a later date as a service provider's customers request network management capability.

     As the product is fully functional at the time of shipment, no significant installation services are necessary once the product has been received at the customer's site.

IPSX SERVICE PROCESSING SWITCH FAMILY

     Our IPSX family of service processing switches combines the functionality of high-performance networking hardware, distributed computing hardware and operating system software. It is designed to be installed in a service provider's facility and is the platform from which services are delivered.

     Our switch family is based on a computing architecture that allows distributed computing to occur simultaneously within a multi-processor system. This approach combines the computing power of multiple computer processors, or processing engines, to deliver more performance than a single-processor architecture. This approach, which is designed to be scalable, also allows additional processing resources to be added as they are needed. Our architecture enables applications to be distributed among available processing resources. These processing resources are located within processing engines on our IPSGs.

     IPSX Hardware Architecture. The IPSX hardware architecture involves two key design elements, our chassis design and our service generator design, that create a modular and flexible platform. We have two chassis designs: 1) the IPSX 9500 provides a total of 26 slots, 13 in the front and 13 in the rear, and 2) the IPSX 3500 provides eight slots.

     The IPSG is a self-contained subsystem that delivers computationally intense IP services such as VPNs and managed firewalls. It operates within CoSine's IPSXs deployed at the edge of a carrier's network. Each IPSG is assembled with a combination of various processing engines and interface modules to provide specific functionality. The performance of our IPSGs is enhanced by CoSine-originated integrated circuits, our processing architecture and our IP Network Operating System (IPNOS(TM)).

     IPNOS Software. Our operating system software, or IPNOS, is designed to provide:

     - real-time processing, which allows the IPSX to perform its functions without significant delay;

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

     IPNOS combines the capabilities of real-time operating system software typically found in networking infrastructure products with the capabilities of large scale general-purpose computing operating system software typically found in large-scale general-purpose computers and traditional servers. IPNOS is a distributed operating system designed to allow applications to easily take advantage of processing capabilities.

     IPNOS is designed to support high-performance routing and data transmission. It also provides an application programming interface, or API, which is designed to allow applications to be adapted and transferred from traditional general-purpose operating systems, such as UNIX(R) or Windows(R), to this platform. Finally, IPNOS provides a framework for secure system communications.

INVISION SERVICE MANAGEMENT SOFTWARE

     InVision is a scalable network management software product designed to allow service providers to manage our IP Service Delivery Platform and the services being offered to their customers. It is designed to be installed in the service provider's network operations center and provides a broad range of management services for each application. It also enables service providers to develop templates and tools to facilitate the process of delivering new services.

     InVision is designed for scalability to meet the needs of the largest service provider networks and conforms to the telecommunication industry network management standards. The InVision system runs on the Sun Solaris and Microsoft Windows NT operating systems. InVision also is designed to operate with other network management systems.

INGAGE CUSTOMER NETWORK MANAGEMENT SOFTWARE

     InGage is a network management software product that allows subscribers to manage their services through an interface that can be securely accessed through the Internet. InGage enables a subscriber to remotely manage services without affecting the services of any other subscriber and monitor the usage of various services. InGage provides subscribers with the ability to activate various service capabilities directly without contacting the service provider.

                           SERVICE OFFERING EXAMPLES

     Our IP Service Delivery Platform can support the following network applications:

     - enterprise VPN service;

     - wholesale VPN service;

     - secure broadband service;

     - combined traditional and IP networking service; and

     - frame relay transported over IP service.

ENTERPRISE VIRTUAL PRIVATE NETWORK SERVICE

     Our platform is designed to enable service providers with IP backbone networks to offer their enterprise subscribers VPN services without the need for costly customer premises equipment. Using traditional connections, enterprise subscribers can access our IP Service Delivery Platform located at their service provider's closest facility. Each IPSX acts as a private aggregation point for these connections and can provide secure routing services between all of a customer's sites within a virtual network.

     Service providers can install our platform at the edge of their networks to reduce the distance that must be traversed using costly traditional connections from each enterprise subscriber to the nearest service provider facility. Once the traffic reaches the IPSX, our IP Service Delivery Platform can provide encryption and authentication services. The traffic can then be securely transmitted less expensively over public IP networks or the Internet.

WHOLESALE VPN SERVICE

     A wholesale ISP that provides wholesale VPN and other services to regional ISPs, can use our IP Service Delivery Platform to offer these regional ISPs services for resale to their subscribers. ISPs using CPE-based encryption cannot easily offer network-based services because traffic is encrypted on the customer's premises before being sent to the network. Once encrypted by the customer, the service provider cannot interpret the contents of the packet and, as a result, cannot layer on any services.

     When CPE-based encrypted traffic from a customer site is directed by the regional ISP to our IPSX within the wholesale ISP's network, the wholesale ISP can decrypt the traffic and offer services on behalf of regional ISPs. The wholesale ISP can then re-encrypt the traffic and forward it to its next destination. This allows the regional ISP to offer a wide range of services to its customers from the wholesale ISP's network in a cost-effective, scalable manner.

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

COMBINED TRADITIONAL AND IP NETWORKING SERVICE

     Many traditional domestic and international carriers have invested in frame relay and asynchronous transfer mode, or ATM, network equipment. Frame relay is a data communications service that puts data into variable-sized units for transmission, while ATM is a communications switching technology that organizes data into standard-sized units for transmission. We believe that these networks and the enterprises using them will continue to grow. Large enterprise customers using these networks generally cannot afford to quickly transition their entire organization to a new IP-based network. Our platform is designed to enable traditional service providers to use their frame relay or ATM networks to emulate IP networks and offer network-based services. We believe that this will enable service providers to pursue revenue opportunities from new services using their significant investments in equipment.

FRAME RELAY TRANSPORTED OVER IP

     We believe that IP service providers will sometimes need to offer services enabling frame relay traffic to be transported over IP. We believe that these service providers are likely to continue to have customers that need to use traditional services to transport many traditional protocols, such as Novell, Inc.'s IPX. Although we believe that these services will not grow as quickly as next generation services, frame relay connections are likely to continue to grow with the volume of traffic from large enterprises. Our IPSX is designed to permit frame relay traffic to be carried without requiring an IP-based carrier to invest in any frame relay equipment.

                                   CUSTOMERS

     During the year ended December 31, 2001, we recognized revenue from transactions with 36 customers, of which Nissho Electronics Corporation and NEC Corporation each accounted for 11% of our revenue. Geographically, our revenue was distributed as follows: Europe 44%; Asia/Pacific 34%; and United States 22%. At the end of 2001, we were actively involved with 56 prospective customers who had either laboratory or field trials underway, or had completed trials and were finishing their business plans before awarding purchase orders. It is not possible to predict whether these prospective customers will award purchase orders to CoSine.

     Currently a small number of customers account for a substantial portion of our revenues, and the loss of any one customer can have a material impact on our operations. In 2001, two customers, AduroNet and BroadBand Office, became insolvent and subsequently liquidated their operations. We therefore will not receive any future orders from either of these companies. AduroNet accounted for less than 10% of our revenue in 2001 and 35% of our revenue in 2000. BroadBand Office accounted for no revenue in 2001 and less than 10% of our revenue in 2000.

                              SALES AND MARKETING

     Our products are sold through our direct sales organization and through resellers targeting specific countries and international partners. At December 31, 2001, we had 83 people in our sales and marketing organization.

     We continue to devote a significant portion of our sales and marketing resources to customer evaluations and trials. The extensive capabilities of our IP Service Delivery Platform, the complexity of the networks in which it is installed and the stability and performance requirements of our customers frequently result in extended test and trial periods. In addition to our sales laboratory in Redwood City, California, we currently have two sales laboratories located in Europe and Asia that are used by prospective customers to evaluate our products. Because of the complex nature of the testing process for our products and the equipment required, our prospective customers frequently ask for our assistance during the evaluation phase of our product offering. Therefore, we are continuing to update our evaluation laboratories to assist prospective customers with test and trial initiatives, to facilitate our customers' purchase decisions for our products. These evaluations and trials generally last between three and 18 months, depending on the size and complexity of the customer's planned deployment of the CoSine platform. Trials and evaluations may consist of, but are not limited to, the following:

     - Customer visits to our three sales laboratories in Redwood City, California; Paris, France; and Kuala Lumpur, Malaysia.

     - Laboratory visits and trials with CoSine systems that are shipped to customers' laboratory sites and/or customer network points of presence for field testing.

     - Field trials with multiple CoSine systems for large carriers to validate CoSine's platform in the prospective customer's global network.

     Evaluations and trials generally last longer for larger carriers who have more extensive networks, due to the rigorous testing they typically perform and the complexity of integrating any new technology into a large network. In general, field evaluations also last significantly longer than laboratory visits and involve greater support from CoSine sales and services personnel, with marketing and engineering support from the customer.

     CoSine considers an evaluation or trial concluded when we receive a purchase order from the customer, the customer returns all field units being tested, or a purchase order is awarded to a competitor.

DIRECT SALES

     Our North American direct sales organization is divided into western and eastern regions and concentrates on network service providers offering IP-based services. Territory sales managers cover specified geographies, and account managers focus on selling to large individual customers. Both types of sales managers work with our customer services organization and our systems engineering group to provide customers with network design and build-out proposals. Sales and account managers are directed by regional heads in the western and eastern regions who report directly to the vice president of worldwide sales.

     As part of our direct sales model, we use our field sales, engineering and executive personnel to establish multiple contacts within a potential customer's business organization. We believe that maintaining ongoing customer relationships with key individuals in a customer's engineering, operations, marketing and executive departments is important to our success.

INTERNATIONAL SALES AND RESELLERS

     We have sales offices in a total of 16 countries in Europe, Asia and North America. For customers in countries in which we have local offices, most of our sales transactions are conducted directly with the customer. However, if the customer prefers to make a purchase through a reseller with which the customer has an established relationship, we may conduct business through the reseller. In countries in which we do not have a local sales office, all of our sales transactions are conducted through resellers.

                          CUSTOMER SERVICE AND SUPPORT

     Customer service and support play a key role in ensuring our customers' success in using the IP Service Delivery Platform. The goal of our service organization is to assist service providers to generate sustainable new revenues in a short period of time. We seek to achieve this goal by providing a comprehensive set of service offerings starting with network architecture, design and installation, through product support. Our support offerings include hardware and software warranty services, access to our technical assistance center, on-site network engineers and technical information and assistance.

     Our professional services include consulting offerings designed to support service providers from initial planning through implementation and ongoing operation. Our network engineers and consultants are skilled in network design and architecture, VPN technologies, IP security, IP routing protocols and network performance and availability.

     At December 31, 2001, we had 64 employees in our customer service and support organization.

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

     We plan to enhance our core technology and develop additional applications for our IP Service Delivery Platform. We are dedicating substantial resources to the development of new features for the IPSX 9500 and 3500. The design phase of these features is expected to have a minimum nine to 12 month development cycle.

     Our research and development efforts are driven by market demand, the availability of new technology and customer feedback. We have invested significant time and resources to create a structured process for undertaking all product development projects. Following an assessment of market demand, our research and development team develops a set of functional product specifications based on input from our product management, sales and service organizations. This process is designed to provide a framework for defining and addressing the steps, tasks and activities required to bring product concepts and development projects to market.

     We work closely with our customers to determine the features and functionality they want from our products. We use their feedback to define and prioritize our product development efforts. To continue developing additional applications for our IP Service Delivery Platform, we plan to continue to work with current and potential customers to develop products that address the needs of the market.

     At December 31, 2001, we had 163 employees in our research and development group.

     Our research and development expenses totaled $66.1 million, $91.2 million and $27.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

                                 MANUFACTURING

     We outsource manufacturing to two contract manufacturers. Solectron Corporation procures raw materials for, assembles and tests all electronic circuit boards used in our products. Raw materials consist of electronic components and printed circuit boards from various manufacturers. Prior to our making new products generally available to customers, we occasionally purchase electronic components directly from manufacturers and then transfer the components to Solectron for assembly into finished circuit boards. Sonic Manufacturing Corporation procures material for, assembles and tests all chassis assemblies used in our products. The electronic circuit boards and chassis assemblies are delivered to our Redwood City, California facilities, where we perform final configuration, testing, packaging and shipping. Our manufacturers produce our products within 30 miles of our Redwood City facilities. All manufacturing is done on a purchase order basis. We anticipate that we will require additional manufacturing services through systems integration, final testing and direct shipment to our customers from a contract manufacturer.

     We believe that our use of outsourced manufacturing minimizes the space and inventory investment needed for manufacturing operations and enables us to:

     - adjust manufacturing volumes quickly to meet changes in customer demand;

     - focus on production planning and key commodity management; and

     - take advantage of the purchasing power of our contract manufacturers.

     The use of third-party contract manufacturers could result in interruptions in our manufacturing operations if our relationships with these parties are terminated or our manufacturing subcontractors are unable or unwilling to produce sufficient quantities of products in a timely manner and at satisfactory quality levels. Also, we rely on single or limited sources for various key components, and the loss or delay of these sources could also interrupt our manufacturing operations. We have not experienced any interruptions in producing our products due to a shortage of these key components.

     At December 31, 2001, we had 20 employees in our manufacturing operations group.

                                    BACKLOG

     CoSine's backlog includes purchase orders from customers with approved credit status, representing products and services we plan to deliver within 12 months, plus our current balance of deferred revenue. At December 31, 2001 and 2000, our backlog totaled $4.4 million and $15.0 million, respectively.

     After the successful completion of a customer evaluation and trial, there is generally a short time between order and shipment. In addition, customers occasionally change delivery schedules or cancel orders. As a result, we do not believe that backlog, as of any particular date, is necessarily indicative of future revenues for any particular period. However, we expect that most of our future sales will come from the successful completion of customer evaluations and trials. We were engaged in 56 evaluations and trials as of the end of 2001.

                                  COMPETITION

     The networking equipment business is extremely competitive, with numerous vendors offering products that enhance the functionality of a service provider's network. Because our IP Service Delivery Platform enables a broad suite of services, our capabilities place us in direct competition with a variety of networking equipment vendors who can offer specific products each addressing some of a service provider's needs.

     In specific service areas, our competitors include Alcatel, Cisco, Lucent, Nortel and Siemens. Our competitors market and sell products that offer VPN and firewall capabilities. These competitors and other new entrants are developing new infrastructure solutions for use within a service provider's network. In general, we are seeing increasing competition from suppliers of conventional routers who are attempting to offer value-added services at the network edge.

     We also compete with companies that provide traditional enterprise products, because our IP Service Delivery Platform may reduce the need for these products. These companies include SonicWall and NetScreen for firewalls, Avaya and Cisco for IPSec VPN encryption and TrendMicro for antivirus. In addition, as we continue to add functionality through the addition of third-party applications to the IPSX platform, we will compete with leading vendors in each new segment we enter.

     Many of our competitors, particularly those that are large public companies, have substantially greater financial, marketing and development resources. Many of them have existing relationships with network service providers, which will make it more difficult for us to sell our products to those service providers. Some competitors may seek to use intellectual property rights to limit our ability to compete.

     We believe that the principal areas of competition in these markets are product performance, reliability, expandability and cost-effectiveness. We believe that to be competitive in these markets, we must deliver products that:

     - provide extremely high network reliability;

     - provide high performance;

     - scale easily and efficiently through service virtualization and unparalleled service processing capability;

     - operate with existing network designs and equipment vendors;

     - reduce the complexity of the network by decreasing the need for multiple layers of equipment;

     - provide a cost-effective solution for service providers; and

     - are supported by responsive customer service and support.

     We believe that positive factors pertaining to our competitive position include our technology, the expertise of our research and development personnel, our service and support organization and our intellectual property rights. We believe that negative factors pertaining to our competitive position include long-standing relationships of our competitors with key target customers and the fact that some of our competitors have substantial financial resources available to promote sales of their products and to develop products more directly competitive with ours.

                             INTELLECTUAL PROPERTY

     Our IPNOS, InVision and InGage software were developed internally and are protected by United States and foreign copyright laws. Our IP Service Delivery Platform system architecture and hardware were developed internally, and we own rights to the core interfaces and protocols between subsystems, which are the subject of pending United States patent applications. Currently, we have a total of 12 patent applications pending in the United States relating to the design of our products.

     Although we rely on copyright, patent, trade secret and trademark law to protect our intellectual property, we believe that the technological and creative skills of our personnel, new product developments and frequent product enhancements are essential to maintain our technology leadership.

     We license software from network software application companies for integration into our IP Service Delivery Platform. These licenses are terminable after a specified period or upon the occurrence of specified events. If one or more of these licenses are terminated, we may need to locate and incorporate alternative software providing comparable services.

     Our success will depend upon our ability to obtain necessary intellectual property rights and protect our intellectual property rights. We cannot be certain that we will be able to obtain necessary intellectual property rights or that other parties will not contest our intellectual property rights.

                                   EMPLOYEES

     As of December 31, 2001, we had 389 full-time employees, 163 of whom were engaged in research and development, 83 in sales and marketing, 64 in customer support, 59 in general corporate, finance and administration and 20 in manufacturing. None of our employees is represented by a labor union. None of our officers or key employees is bound by an employment agreement for any specific term. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

ITEM 2.  PROPERTIES

     CoSine leases approximately 97,000 square feet of office and manufacturing space in Redwood City, California under operating leases, which expire in January 2012. We believe the space will be sufficient for our current and anticipated needs through at least December 2002. We have sales laboratories in Paris and Kuala Lumpur utilizing 8,000 and 3,000 square feet of space, respectively, with leases expiring in 2009 and on November 1, 2002, respectively.

ITEM 3.  LEGAL PROCEEDINGS

     On November 8, 2000, net.com filed a complaint against CoSine and two CoSine employees in the Superior Court of the State of California, San Mateo County alleging, among other things, misappropriation of trade secrets known to the two employees who had recently left net.com's employment, unfair competition and intentional interference with contractual relations. The complaint sought unspecified monetary damages, double and punitive damages and attorney's fees. On December 5, 2001, following a finding by a neutral evaluator of no misconduct by CoSine, net.com dismissed with prejudice its complaint.

     In November 2001, a complaint was filed in the Southern District of New York seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of CoSine's common stock between the date of its initial public offering and December 6, 2000. The complaint names as defendants CoSine and certain of its officers, directors and other parties as underwriters of its initial public offering. The plaintiffs allege, among other things, that Cosine's prospectus, contained in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose that the investment banks which underwrote CoSine's initial public offering of securities and others received undisclosed and excessive brokerage commissions, and required investors to agree to buy shares of securities after the initial public offering was completed at predetermined prices as a precondition to obtaining initial public offering allocations. The plaintiffs further allege that these actions artificially inflated the price of CoSine's common stock after the initial public offering. This case is one of many with substantially similar allegations known as the "Laddering Cases" filed before the Southern District of New York against a variety of issuers and investment bankers unrelated to CoSine and have been consolidated for pre-trial purposes before one judge to assist with administration. CoSine believes that the claims against it are without merit and intends to defend the actions vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended December 31, 2001.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     There has been turnover among most of our executive positions during the past year. Our new executive management team is comprised of individuals who each bring substantial career and industry experience.

     The names of our executive officers and their ages, titles and biographies as of March 4, 2002 appear below.

NAME                            AGE                         POSITION
----                            ---                         --------
Steve Goggiano................  49    President and Chief Executive Officer
Terry Gibson..................  48    Executive Vice President and Chief Financial Officer
Jill Bresnahan................  39    Senior Vice President, General Counsel and Secretary
Robert Iannucci...............  46    Senior Vice President, Engineering
Greg Partalis.................  49    Senior Vice President of Worldwide Sales

     Steve Goggiano became Chief Executive Officer on March 3, 2002. Previously, he served as Chief Operating Officer since joining CoSine in December 1999 and assumed the position of President in April 2001. Prior to joining CoSine, Mr. Goggiano held various positions at SGI, formerly known as Silicon Graphics, Inc., a provider of computing systems and software, from 1989 to 1999. These positions included Senior Vice President and General Manager of SGI's Server and Supercomputer division, and Senior Vice President of worldwide manufacturing and customer service. Mr. Goggiano holds a B.S. in Business from San Jose State University.

     Terry Gibson has served as Executive Vice President and Chief Financial Officer since joining CoSine in January 2002. Prior to joining CoSine, Mr. Gibson served as Chief Financial Officer of Calient Networks, Inc. from May 2000 through December 2001. He served as Chief Financial Officer of Ramp Networks, Inc. from March 1999 to May 2000 and as Chief Financial Officer of GaSonics, International from June 1996 through March 1999. He also served as Vice President, Corporate Controller of Lam Research Corporation from February 1991 through June 1996. Mr. Gibson holds a B.S. in Accounting from the University of Santa Clara.

     Jill Bresnahan has served as Vice President and General Counsel since joining CoSine in March 2000. Ms. Bresnahan became Secretary of CoSine in May 2000 and Senior Vice President in August 2001. Prior to CoSine, Ms. Bresnahan served 10 years as Senior Division Counsel for SGI, formerly known as Silicon Graphics, Inc., a provider of computing systems and software, and Cray Research, before it was acquired by

SGI. Ms. Bresnahan holds a JD from Hamline University School of Law, and a B.S. in Finance from St. Cloud State University.

     Robert Iannucci has served as Senior Vice President of Engineering since joining CoSine in January 2002. From November 1995 until joining CoSine, Dr. Iannucci worked at Compaq Computer Corporation (and Digital Equipment Corporation, which was acquired by Compaq in 1998), becoming Vice President of Research in May 1999. Prior to that Dr. Iannucci was Director of Compaq's Cambridge Research Laboratory. Dr. Iannucci holds a Ph.D. in Electrical Engineering and Computer Science from the Massachusetts Institute of Technology and has published books and papers in the field of parallel computation.

     Greg Partalis has served as Senior Vice President of Worldwide Sales since joining CoSine in January 2002. Prior to joining CoSine, Mr. Partalis served as Vice President of Sales at Calient Networks, Inc. from July 2000 through January 2002. Before Calient, he was a North American Sales Vice President at Nortel Networks Corporation from June 1998 through June 2000. Immediately prior to his tenure at Nortel Networks, he held a variety of positions at Network Equipment Technologies (N.E.T.), including Senior Director of North American Sales from April 1997 through June 1998. Mr. Partalis has a B.S. in Business Administration from Central Michigan University.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our common stock has been traded on the Nasdaq National Market under the symbol COSN since our initial public offering in September 2000. Prior to that time there was no public market for the common stock. According to the records of our transfer agent, at February 15, 2002 we had approximately 1,100 shareholders of record. At that date there were approximately 13,000 beneficial owners of our common stock.

     The following table sets forth the high and low sales price of our common stock in each fiscal quarter since our initial public offering:

                                                               HIGH     LOW
                                                              ------   ------
2001
First quarter...............................................  $19.75   $ 1.56
Second quarter..............................................  $ 3.50   $ 1.50
Third quarter...............................................  $ 2.27   $ 0.32
Fourth quarter..............................................  $ 1.67   $ 0.33
2000
Third quarter...............................................  $71.00   $53.00
Fourth quarter..............................................  $56.00   $ 9.13

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

     We have used approximately $78 million of the funds from the initial public offering to fund our operations. We expect to use the remaining net proceeds for general corporate purposes, including funding our operations, our working capital needs and capital expenditures. Pending further use of the net proceeds, we have invested them in short-term, interest-bearing, investment-grade securities.

RECENT SALES OF UNREGISTERED SECURITIES

     During the year ended December 31, 2001, we sold 318 shares of unregistered common stock to our employees upon the exercise of outstanding stock options. In exchange for the shares, we received an aggregate of $318 in cash. These securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) of the Securities Act of 1933 and Rule 701 under the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA

                                                         YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                             2001        2000        1999      1998      1997
                                           ---------   ---------   --------   -------   ------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS
  DATA:
Revenue..................................  $  34,293   $  31,107   $     --   $    --   $   --
Cost of goods sold.......................     30,214      23,926         --        --       --
                                           ---------   ---------   --------   -------   ------
Gross profit.............................      4,079       7,181         --        --       --
                                           ---------   ---------   --------   -------   ------
Operating expenses:
  Research and development...............     66,091      91,180     27,336     7,366       87
  Sales and marketing....................     60,000      53,625      6,077       606       --
  General and administrative.............     23,525      24,441      4,980     1,106       47
  Restructuring charges..................      8,991          --         --        --       --
                                           ---------   ---------   --------   -------   ------
          Total operating expenses.......    158,607     169,246     38,393     9,078      134
                                           ---------   ---------   --------   -------   ------
Loss from operations.....................   (154,528)   (162,065)   (38,393)   (9,078)    (134)
                                           ---------   ---------   --------   -------   ------
Other income (expense):
  Interest income........................     11,086       8,060      1,250        55        3
  Interest expense.......................     (1,675)     (1,866)      (599)     (267)      --
  Other..................................       (299)          9         21        (3)      --
                                           ---------   ---------   --------   -------   ------
          Total other income (expense)...      9,112       6,203        672      (215)       3
                                           ---------   ---------   --------   -------   ------
Loss before income tax provision.........   (145,416)   (155,862)   (37,721)   (9,293)    (131)
Income tax provision.....................        837         264         --        --       --
                                           ---------   ---------   --------   -------   ------
Net loss.................................   (146,253)   (156,126)   (37,721)   (9,293)    (131)
Deemed dividend to series D preferred
  stockholders...........................         --      (2,500)        --        --       --
                                           ---------   ---------   --------   -------   ------
Net loss allocable to common
  stockholders...........................  $(146,253)  $(158,626)  $(37,721)  $(9,293)  $ (131)
                                           =========   =========   ========   =======   ======
Basic and diluted net loss per common
  share..................................  $   (1.51)  $   (5.23)  $  (7.49)  $ (4.53)  $(0.25)
                                           =========   =========   ========   =======   ======
Shares used in computing basic and
  diluted net loss per common share......     96,953      30,347      5,034     2,051      522
                                           =========   =========   ========   =======   ======

                                                               DECEMBER 31,
                                             -------------------------------------------------
                                               2001       2000       1999      1998      1997
                                             --------   --------   --------   -------   ------
                                                              (IN THOUSANDS)
CONSOLIDATED BALANCE SHEETS DATA:
Cash, cash equivalents and short-term
  investments..............................  $164,878   $288,282   $ 54,586   $ 6,580   $1,301
Working capital............................   163,424    283,027     49,584     2,900    1,238
Total assets...............................   221,203    353,928     66,070    11,099    1,443
Long-term liabilities......................     6,464     12,218      7,907     2,710       --
Redeemable convertible preferred stock.....        --         --     89,388     9,823       --
Total stockholders' equity (net capital
  deficiency)..............................   187,065    304,763    (38,374)   (6,038)   1,370

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to historical information, this report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify forward-looking statements. Factors that might cause such a difference include, but are not limited to, product development, commercialization and technology difficulties, manufacturing costs, the impact of competitive products, pricing pressures, changing customer requirements, timely availability and acceptance of new products, changes in economic conditions in the various markets we serve and those factors discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in fiscal year 2002.

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

                   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

GENERAL

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, inventory valuation, warranties and allowances for doubtful accounts. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The following accounting policies are significantly affected by the judgments and estimates we use in the preparation of our consolidated financial statements.

REVENUE RECOGNITION

     Most of our sales are generated from complex arrangements. Recognizing revenue in these arrangements requires our making significant judgments, particularly in the areas of collectibility and customer acceptance.

     Assessing the collectibility of amounts invoiced to customers is particularly critical. To recognize revenue before we receive payment, we are required to assess that collection from the customer is probable. If we cannot satisfy ourselves that collection is probable, we defer recognizing revenue until we have collected payment.

     Certain of our sales arrangements require formal acceptance by the customer. In such cases, we do not recognize revenue until we have received formal notification of acceptance. Although we work closely with our customers to help them achieve satisfaction with our products prior to and after acceptance, the timing of customer acceptance can greatly affect the timing of our revenue.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to pay our invoices. In order to estimate the appropriate level of this allowance, we analyze historical bad debts, customer concentrations, current customer credit-worthiness, current economic trends and changes in our customer payment patterns. If the financial condition of our customers were to deteriorate and impact their ability to make payments, additional allowances could be required.

INVENTORY VALUATION

     In assessing the value of our inventory, we are required to make judgments as to future demand and then compare that demand with current inventory quantities and firm purchase commitments. If our inventories and firm purchase commitments are in excess of forecasted demand, we write down the value of our inventory. Inventory write-downs are charged to cost of sales. During 2001, we charged significant inventory write-downs to cost of sales as the result of reduced forecasted demand for our first-generation product. If actual demand for our products is less than our forecasts, additional inventory write-downs may be required.

WARRANTIES

     When we recognize revenue from each sale, we include estimated warranty costs in cost of sales. Our warranty obligation is affected by product failure rates, materials usage and service delivery costs incurred in correcting product failures. If actual product failure rates, materials usage or service delivery costs differ from our estimates, adjustments to cost of sales may result.

IMPACT OF EQUITY ISSUANCES ON OPERATING RESULTS

     Equity issuances have a material impact on our operating results. The equity issuances that have affected operating results to date include warrants granted to customers and suppliers, stock options granted to employees and consultants and stock issued in lieu of cash compensation to suppliers.

     Our revenue in 2001 and 2000 was affected significantly by warrants issued to our first three customers, Qwest Communications International, Inc., AduroNet Limited and Broadband Office, Inc. These warrants were issued upon receipt of substantial purchase orders which were preceded by a period of cooperation with us in the marketing, development and refinement of our products. For these customers revenue consists of receipts from sales, including equity issued in connection with sales, less receipts for equity issued in connection with sales.

     Our costs of goods sold and operating expenses are also affected significantly by charges related to warrants and options issued for services. Furthermore, some of our employee stock option transactions have resulted in deferred compensation, which is presented as a reduction of stockholders' equity on our balance sheet and is amortized over the vesting period of the applicable options using the graded vesting method.

     The compensation associated with shares and options relating to the following transactions is required to be remeasured at the end of each accounting period. The remeasurement at the end of each accounting period will result in unpredictable charges or credits, to be recorded as non-cash charges related to equity issuances in future periods, depending on future fluctuations in the market prices of our common stock:

     - Non-recourse promissory notes receivable: During the fourth quarter of 2000, we converted full-recourse promissory notes received from employees upon the early exercise of unvested employee stock options to non-recourse obligations. Accordingly, we are required to remeasure the compensation associated with these shares until the earlier of the shares vesting or the note being repaid. Deferred compensation expense, which is recorded at each remeasurement, is amortized over the remaining vesting period of the underlying options.

     - Repriced stock options: In July 2001, we repriced 7,220,710 unexercised employee stock options to $1.55 per share. These options had previously been granted at prices ranging from $4.00 to $40.00 per share. The repricing requires that compensation be remeasured for these options until they are exercised or canceled, or expire.

                             RESULTS OF OPERATIONS

     For the year ended December 31, 2001, we reported a basic and diluted net loss per common share of $1.51. For the year ended December 31, 2000, the first year in which we recognized revenue, we reported a basic and diluted net loss per common share of $5.23. For the year ended December 31, 1999, basic and diluted loss per common share was $7.49. The effects of equity issuances to customers, suppliers, employees and consultants increased net loss per common share by $0.36, $2.61 and $0.89 for the years ended December 31, 2001, 2000 and 1999, respectively.

     In the second quarter of 2001, one of our customers filed for bankruptcy. As a result, the $3.8 million of previously unamortized fair value of the warrants issued to that customer was written off. Approximately $1.1 million was charged against revenue representing the amount of revenue previously recognized for this customer and approximately $2.7 million was charged to sales and marketing expense.

REVENUE

     We recognize product revenue at the time of shipment, assuming that persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collectibility is probable, unless we have future obligations for installation or require customer acceptance, in which case revenue is deferred until these obligations are met. Our product incorporates software that is not incidental to the related hardware and, accordingly, we recognize revenue in accordance with the American Institute of Certified Public Accountants issued Statement of Position 97-2 "Software Revenue Recognition." For arrangements that include the delivery of multiple products, the revenue is allocated to the various products based on "vendor-specific objective evidence of fair value"
(VSOE). We establish VSOE based on either the price charged for the product when the same product is sold separately or for products not yet sold separately, based on the list prices of such products individually established by management with the relevant authority to do so. Revenue from post-contract support obligations for specified future periods is deferred and recognized on a straight-line basis over the service period. Revenue from consulting services is recognized as the services are provided. Amounts billed in excess of revenue recognized are included as deferred revenue in the accompanying consolidated balance sheets. We record estimated warranty costs based on our projections of the costs of fulfilling our warranty obligations.

     For the year ended December 31, 2001, revenue was $34.3 million, of which 63% was from hardware sales, 9% was from software sales and 28% was from sales of services. Receipts from sales, including equity issued in connection with sales, were $37.3 million. For the year ended December 31, 2000, revenue was $31.1 million, of which 86% was from hardware sales, 8% was from software sales and 6% was from sales of services. Receipts from sales, including equity issued in connection with sales, were $41.6 million. From inception in April 1997 through the year ended December 31, 1999, we had no revenue.

     Below is a reconciliation of revenue for the years ended December 31, 2001 and 2000 as presented in our statement of operations to show the separate components as indicated (in thousands):

                                                               2001      2000
                                                              -------   -------
Receipts from sales, including equity issued in connection
  with sales................................................  $37,296   $41,618
Less: Receipts for equity issued in connection with sales...    3,003    10,511
                                                              -------   -------
Revenue.....................................................  $34,293   $31,107
                                                              =======   =======

     We issued the following warrants to customers during the year ended December 31, 2000:

     A warrant exercisable for 1,233,499 shares of our Series C preferred stock at an exercise price of $0.81 per share issued to Qwest upon receipt of a purchase order from Qwest for $18.3 million of our products and services;

     A warrant exercisable for 200,000 shares of our common stock at an exercise price of $4.00 per share issued to AduroNet upon receipt of a purchase order from AduroNet for $20.7 million of our products and services; and

     A warrant exercisable for 468,849 shares of our common stock at an exercise price of $3.73 per share issued to BroadBand Office upon receipt of a purchase order from BroadBand Office for $20.0 million of our products and services. BroadBand Office filed for bankruptcy in May 2001 and subsequently we wrote off the remaining unamortized portion of this warrant.

     We calculated the fair value of these customer-related warrants to be $16.3 million ($10.3 million in the case of Qwest, $1.9 million in the case of AduroNet and $4.1 million in the case of BroadBand Office). These values were calculated using the Black-Scholes option pricing model, using volatility of 0.6, a risk-free interest rate of 5% and an expected life of four years. Of these amounts, $3.0 million ($1.4 million related to Qwest, $0.5 million related to AduroNet and $1.1 million related to revenue recognized in 2000 for BroadBand Office, as a result of BroadBand Office's bankruptcy in 2001) was recognized as offsets to receipts from sales, including equity issued in connection with sales in determination of revenue for the year ended December 31, 2001, and $10.5 million ($8.9 million related to Qwest, $1.3 million related to AduroNet and $0.3 million related to BroadBand Office) was recognized as offsets to receipts from sales, including equity issued in connection with sales in determination of revenue for the year ended December 31, 2000.

     As of December 31, 2001 and 2000, we deferred $2.7 million and $7.6 million, respectively, of revenue from contracts that we immediately invoiced but which provide for subsequent customer acceptance, consulting services and post-contract support services. At December 31, 2001, there were no unamortized non-cash charges relating to customer-related warrants and at December 31, 2000, the unamortized portion of non-cash charges related to warrants issued to customers was $5.7 million.

NON-CASH CHARGES RELATED TO EQUITY ISSUANCES

     During 2001, 2000 and 1999, we amortized $32.1 million, $68.8 million and $4.5 million of non-cash charges related to equity issuances, respectively, to cost of goods sold and operating expenses. During the second quarter of 2001, $2.7 million was included in sales and marketing expense for the write off of the unamortized portion of BroadBand Office's warrants due to their bankruptcy.

     In relation to non-recourse promissory notes, we recorded additional deferred stock compensation of $39,718,000 and amortization of $8,217,000 relating to the remeasurement of compensation associated with these unvested shares during the fourth quarter of 2000, and recorded a reversal of deferred stock compensation related to remeasurements during 2001 of $31,605,000 and a reversal of amortization of $526,000.

     During 2001, we recorded no deferred stock compensation in relation to repriced stock options, as the price of our stock at the end of each quarter after the repricing, was not higher than the repriced amount.

COST OF GOODS SOLD

     Cost of goods sold includes all costs of producing our sold products, including the costs of outsourced manufacturing, software royalties, shipping, warranties, related manufacturing overhead costs and the costs of providing our service offerings, including personnel engaged in providing maintenance and consulting services to our customers. To the extent that the value of inventory is written down, this will be reflected in cost of goods sold. We have also incurred non-cash charges related to equity issuances. We have outsourced the majority of our manufacturing and repair operations. A significant portion of our cost of goods sold consists of payments to our contract manufacturers. We conduct manufacturing engineering, final assembly, configuration testing and documentation control at our facilities in Redwood City, California.

     For the year ended December 31, 2001, cost of goods sold was $30.2 million, of which $12.7 million or 42% represented materials, labor and production overhead, $12.3 million or 41% represented inventory write-downs, $2.3 million or 8% represented non-cash charges related to equity issuances in manufacturing operations and $2.9 million or 9% represented software royalties. For the year ended December 31, 2000, cost of goods sold was $23.9 million, of which $16.6 million or 69% represented materials, labor and production overhead, $4.3 million or 18% represented warranty costs, $3.1 million or 13% represented non-cash charges related to equity issuances in manufacturing operations and $1.1 million or 4% represented software royalties. For the year ended December 31, 1999, there was no cost of goods sold.

GROSS PROFIT

     For the years ended December 31, 2001 and 2000, gross profit was $4.1 million, or 12% of revenue and $7.2 million, or 23% of revenue, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses consist primarily of salaries and related personnel costs, fees paid to contractors and outside service providers, and the costs of laboratory equipment and prototypes related to the design, development and testing of our products. We have also incurred non-cash charges related to equity issuances. We expense our research and development costs as they are incurred. Several components of our research and development effort require significant expenditures, the timing of which can cause significant quarterly variability in our expenses. The number of prototypes required to build and test a complex product such as the IP Service Delivery Platform is large, and this building and testing process occurs over a short period of time.

     Research and development expenses were $66.1 million, $91.2 million and $27.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. The decrease for the year ended December 31, 2001 was $25.1 million or 28% when compared with the year ended 2000. This decrease resulted from decreased non-cash charges related to equity issuances.

     The increase for the year ended December 31, 2000 was $63.8 million or 234% when compared with the year ended 1999. This increase resulted from increased non-cash charges related to equity issuances, increased salary and related employee expenses, increased information technology and facilities costs and increased expenses for the development of prototypes of our IP Service Delivery Platform. Non-cash charges related to equity issuances were $10.8 million, $34.7 million and $2.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

SALES AND MARKETING EXPENSES

     Sales and marketing expenses consist primarily of salaries and related expenses for personnel engaged in sales, marketing and customer evaluations, as well as the costs associated with customer evaluations and trials and other promotional and marketing expenses. We devote substantial sales and marketing resources to customer evaluations and trials. The complexity of our IP Service Delivery Platform and the networks in which it is installed and integrated may often require extensive evaluation periods and trials. These trials are conducted by our customers at customer-designated locations or within our sales laboratories and require support from our highly trained systems engineers and service and support personnel. These evaluations and trials generally take approximately three to 18 months. We anticipate that customer evaluations and trials will continue to require a substantial amount of our sales and marketing resources. We have also incurred non-cash charges related to equity issuances.

     Sales and marketing expenses were $60.0 million, $53.6 million and $6.1 million for the years ended December 31, 2001, 2000 and 1999, respectively. The increase in sales and marketing expense was $6.4 million or 12% for the year ended December 31, 2001 when compared with the same period of 2000. This increase resulted from increased salary and related employee expenses, facilities costs, depreciation and marketing programs offset by a decrease in non-cash charges related to equity issuances.

     The increase in sales and marketing expense was $47.5 million or 782% for the year ended December 31, 2000 when compared with 1999. This increase resulted from increased salary and related employee expenses, increased non-cash charges related to equity issuances, increased expenses associated with lending products to customers and establishing and maintaining sales laboratories for evaluation purposes, increased travel-related expenses and increased facilities costs. Additionally, advertising, public relations and other marketing-related costs increased as we expanded our marketing campaign and attempted to establish brand recognition and loyalty. Non-cash charges related to equity issuances were $12.7 million, $17.9 million and $1.5 million for the years ended December 31, 2001, 2000 and 1999, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting and human resources personnel as well as other corporate expenses, including non-cash charges related to equity issuances.

     General and administrative expenses were $23.5 million, $24.4 million and $5.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. General and administrative expenses decreased $0.9 million or 4% in 2001 when compared with 2000. This decrease resulted from a decrease in non-cash charges related to equity issuances offset by increases in salary and related employee expenses, insurance and other office costs and depreciation.

     General and administrative expenses increased $19.5 million or 391% in 2000 when compared with 1999. This increase was a result of increases in non-cash charges related to equity issuances, increased salary and related employee expenses, and increases in professional services and other outside services. General and administrative non-cash charges related to equity issuances were $6.2 million, $12.9 million and $0.7 million for the years ended December 31, 2001, 2000 and 1999, respectively.

RESTRUCTURING CHARGES

     In April and September of 2001 our senior management approved restructuring plans to reduce our worldwide workforce, close certain sales offices, exit certain facilities and idle certain property and equipment. Employees affected by the April 2001 plan were notified and terminated in April 2001. With respect to the September 2001 plan, notification was given to employees on September 28, 2001 that certain job functions would be eliminated and that particular termination benefits would be paid to affected employees. The restructuring programs were implemented to reduce operating expenses and conserve cash.

     Details of the restructuring charges for the year ended December 31, 2001 are as follows (in thousands):

                                                                                NON-     PROVISION
                                                                      CASH      CASH     BALANCE AT
                                                          CHARGES   PAYMENTS   CHARGES    YEAR END
                                                          -------   --------   -------   ----------
Worldwide workforce reduction...........................  $3,496     $3,155    $   --      $  341
Write-down of property and equipment....................   4,593         --     4,593          --
Lease commitments and other.............................     902        135        --         767
                                                          ------     ------    ------      ------
                                                          $8,991     $3,290    $4,593      $1,108
                                                          ======     ======    ======      ======

     As a result of the workforce reductions, approximately 55 employees were terminated in the second quarter, and approximately 50 employees were designated for termination in the third quarter restructuring plan and were then terminated in the fourth quarter. The employees in both workforce reductions were from all functional groups and were primarily located in our Redwood City, California offices. Certain property and equipment has been written down to its expected realizable value. Future savings primarily due to workforce reductions are expected to amount to approximately $8.0 million per quarter, starting in the first quarter of 2002 when compared to the second quarter of 2001.

     Amounts related to the worldwide workforce reduction will be paid out through mid-2002, and lease commitments will also be paid out over the respective lease terms through mid-2002.

INTEREST AND OTHER INCOME (EXPENSE)

     For the year ended December 31, 2001, interest and other expense was $10.8 million, an increase of $2.7 million when compared with 2000. For the year ended December 31, 2000, interest and other income was $8.1 million, an increase of $6.8 million from the $1.3 million for 1999. The increases reflect increased investment activity, which was the result of larger cash balances created from our September 2000 initial public offering and private financings in prior periods.

INTEREST EXPENSE

     For the year ended December 31, 2001, interest expense was $1.7 million, a decrease of $0.2 million when compared with 2000. For the year ended December 31, 2000, interest expense was $1.9 million, an increase of $1.3 million when compared with 1999. The increase during 2000 reflects an increase in equipment loans and capital leases.

INCOME TAX PROVISION

     Provisions for income taxes of $0.8 million and $0.3 million for the years ended December 31, 2001 and 2000, respectively, were comprised entirely of foreign corporate income taxes, which are a function of our international expansion and the establishment of subsidiaries in various countries. The provision for income taxes is based on income taxes on minimum profits the foreign operations generated for services they provided to us. Our tax expense for fiscal 2002 will continue to depend on the amount and mix of income derived from sources subject to corporate income taxes of foreign taxing jurisdictions.

     As of December 31, 2001, we had federal and state net operating loss carryforwards of approximately $153.0 million and $110.0 million, respectively. As of December 31, 2001, we also had federal and state research and development tax credit carryforwards of approximately $2.6 million and $2.5 million, respectively.

     As of December 31, 2000, we had federal and state net operating loss carryforwards of approximately $54.0 million and $34.0 million, respectively. As of December 31, 2000, we also had federal and state research and development tax credit carryforwards of approximately $2.0 million and $1.7 million, respectively. The net operating loss and tax credit carryforwards will expire at various dates beginning in 2005, if not utilized.

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

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     At December 31, 2001, cash, cash equivalents and short-term investments were $164.9 million. This compares with $288.3 million at December 31, 2000.

OPERATING ACTIVITIES

     We used $100.0 million in cash for operations for the year ended December 31, 2001, an increase of $43.2 million from the amount used in 2000. We used $56.8 million in cash for operations for the year ended December 31, 2000, an increase of $25.9 million from 1999. The use of cash in 2001 and 2000 was primarily the result of operating expenses due to salary and related employee expenses, and costs of information technology, facilities, product development, marketing and professional services related to the expansion of our business. These operating expenses and associated use of cash were partially offset by revenue and gross profits, which generated cash.

INVESTING ACTIVITIES

     For the year ended December 31, 2001, we provided $52.4 million in cash for investing activities, an increase of $219.7 million over 2000. The increase in cash provided primarily represents sales and maturities of short-term investments. For the year ended December 31, 2000, we used $167.3 million in cash for investing activities, an increase of $126.0 million from 1999. The increased use of cash reflects $90.8 million for net purchases of short-term investments and an increase of $35.2 million in capital expenditures.

FINANCING ACTIVITIES

     For the year ended December 31, 2001, we used $4.6 million in cash from financing activities, a decrease of $334.7 million from 2000. The decrease in cash used primarily reflects decreased proceeds from issuance of common stock. For the year ended December 31, 2000, we received $330.1 million in cash from financing activities, an increase of $244.5 million from 1999. The majority of the increase in cash provided resulted from net proceeds of $242.5 million from the issuance of common stock in our initial public offering in September 2000.

CONTRACTUAL OBLIGATIONS

     Our contractual obligations as of December 31, 2001 are as follows (in thousands):

                                                     DUE IN    DUE IN 2003   DUE IN 2005      DUE
CONTRACTUAL OBLIGATION                      TOTAL     2002      AND 2004      AND 2006     THEREAFTER
----------------------                     -------   -------   -----------   -----------   ----------
Equipment and working capital loans......  $ 5,116   $ 2,985     $ 2,131       $   --       $    --
Capital lease obligations................    5,830     3,865       1,965           --            --
Operating lease obligations..............   47,718     4,994       8,985        9,252        24,487
Raw material components..................    4,341     4,341          --           --            --
Accrued severance-related restructuring
  charges................................      341       341          --           --            --
                                           -------   -------     -------       ------       -------
  Total..................................  $63,346   $16,526     $13,081       $9,252       $24,487
                                           =======   =======     =======       ======       =======

     Approximately $767,000 of the operating lease payments due in 2002 were accrued as part of our restructuring program recorded in September 2001.

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

                                    OUTLOOK

     We believe that capital spending in the telecommunications industry will recover in the long-term (two to five years). However, due to reductions in capital spending plans by our customers and uncertainty within the telecommunications industry, the current and short-term outlook (up to two years) for growth is not favorable. The lack of capital availability for many emerging service providers combined with the emphasis of larger service providers on reducing operating expenses, has caused a significant reduction in capital spending in the industry as a whole. While we believe this is a short-term (up to two years) phenomenon, it has had and will continue to have a direct impact on our operations for at least the next fiscal year. We anticipate that these capital spending trends will continue to adversely affect our revenue growth substantially for at least the next fiscal year. As capital continues to be scarce, we believe that pricing will continue to be under pressure as each potential customer attempts to improve returns on invested capital.

RECENT ACCOUNTING PRONOUNCEMENTS

     In September 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations," (SFAS 141) which requires all business combinations be accounted for using the purchase method of accounting. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. Adoption of SFAS 141 is not expected to have a material impact on our financial position or results of operations.

     In September 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets," (SFAS 142) which addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Adoption of SFAS 142 is not expected to have a material impact on our financial position or results of operations.

     In October 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," (SFAS
144) which requires an impairment loss be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the asset's carrying amount. Impairment, if any, is assessed using discounted cash flows. SFAS 144 is effective for fiscal years beginning after December 15, 2001. We will adopt SFAS 144 in the first quarter of 2002, effective January 1, 2002. Adoption of SFAS 144 is not expected to have a material impact on our financial position or results of operations.

                                  RISK FACTORS

     The following discussion describes certain risk factors related to our business as well as to our industry in general.

WE HAVE A HISTORY OF LOSSES THAT WE EXPECT WILL CONTINUE, AND IF WE NEVER ACHIEVE PROFITABILITY WE MAY CEASE OPERATIONS.

     At December 31, 2001, we had an accumulated deficit of $349.5 million. We have incurred net losses since our incorporation. We cannot be certain that our revenue will grow or that we will generate sufficient revenue to become profitable. If we do not achieve profitability, we may cease operations.

DUE TO OUR LOSS MAKING ACTIVITY WE COULD LOSE MAJOR OPPORTUNITIES WITH LARGE SERVICE PROVIDERS WHO ARE CONCERNED WITH OUR LONG-TERM FINANCIAL VIABILITY.

     Many large telecommunications service providers purchase capital equipment from vendors with a history of successful operations including positive cash flow. Our history of losses and use of cash in operations may cause certain service providers to decide not to purchase our equipment because of concerns regarding our long-term financial viability and our ability to support their businesses. Unless we can generate positive cash flows by either increasing revenues and/or decreasing costs, concerns regarding our long-term financial viability may cause some potential customers to purchase product from other larger, more established suppliers including Cisco Systems, Lucent Technologies, and Nortel Networks.

THE OUTLOOK FOR CAPITAL SPENDING IN THE TELECOMMUNICATIONS INDUSTRY DIRECTLY IMPACTS OUR BUSINESS.

     Due to reductions in capital spending plans by our customers and uncertainty within the telecommunications industry, the current and short-term outlook (up to two years) for growth is not favorable. Capital spending in the industry as a whole has slowed as a result of a lack of available capital for many emerging service providers and a generally cautious approach to capital spending within the industry.

     While we believe this is a current and short-term (up to two years) phenomenon, we anticipate that these capital spending trends will continue to adversely affect our revenue growth substantially for at least the next fiscal year.

WE PARTICIPATE IN A COMPETITIVE MARKETPLACE, AND OUR FAILURE TO COMPETE SUCCESSFULLY WOULD LIMIT OUR ABILITY TO INCREASE OUR MARKET SHARE AND HARM OUR BUSINESS.

     Competition in the network infrastructure market is intense, and we expect that competition in the market for IP networking services will also be intense. If we are unable to compete effectively, our revenue and market share will be negatively affected.

     We face competition from:

     - companies in the network infrastructure market, including Cisco Systems, Lucent Technologies, Nortel Networks, Alcatel, Ericsson and Siemens; and

     - companies, including Cisco, that market products for installation on the premises of network service providers' customers that offer some services that compete with the services delivered using our IP Service Delivery Platform.

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

IF OUR IP SERVICE DELIVERY PLATFORM DOES NOT RAPIDLY ACHIEVE MARKET ACCEPTANCE, WE MAY BE UNABLE TO ACHIEVE PROFITABILITY.

     Our products offer a new approach for delivering services by network service providers, who may perceive our products as being more expensive than the other technologies and products they purchase. If network service providers do not accept our IP Service Delivery Platform as a method for delivering services to their customers, our ability to increase our revenue, achieve profitability and continue operations would be harmed. Our success also depends on third-party software providers recognizing the advantages of our service delivery method and on our ability to effectively support their software development efforts.

OUR IP SERVICE DELIVERY PLATFORM IS OUR ONLY PRODUCT LINE, AND OUR FUTURE REVENUE DEPENDS ON ITS COMMERCIAL SUCCESS.

     Our IP Service Delivery Platform, which is comprised of hardware and software elements, is the only product that we currently offer to our customers. Our future revenue depends on the commercial success of our IP Service Delivery Platform product line. If customers do not adopt, purchase and successfully implement our IP Service Delivery Platform in large numbers, our revenue will not grow.

OUR PRODUCTS ARE TECHNICALLY COMPLEX AND MAY CONTAIN ERRORS OR DEFECTS THAT ARE NOT FOUND UNTIL OUR CUSTOMERS PUT OUR PRODUCTS TO FULL USE. ERRORS OR DEFECTS IN OUR PRODUCTS COULD SERIOUSLY HARM OUR REPUTATION AND OUR ABILITY TO SELL OUR PRODUCTS.

     Our products are more complicated than most networking products. They can be adequately tested only when put to full use in large and diverse networks with high amounts of traffic. Errors or defects in our products could result in:

     - loss of current customers and failure to attract new customers or achieve market acceptance; and

     - increased service and warranty costs.

THE LONG SALES CYCLE FOR OUR PLATFORM MAY CAUSE OUR REVENUE AND OPERATING RESULTS TO VARY SIGNIFICANTLY FROM QUARTER TO QUARTER, AND THE PRICE OF OUR STOCK TO DECLINE.

     A customer's decision to purchase our IP Service Delivery Platform involves a significant commitment of its resources and a lengthy evaluation, testing and product qualification process. Network service providers and other customers with complex networks usually expand their networks in increments on a periodic basis. We may receive purchase orders for significant dollar amounts on an irregular and unpredictable basis. These events may cause our revenue and operating results to vary significantly and unexpectedly from quarter to quarter, which could cause our stock price to decline.

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

     If we fail to execute new product introductions in a timely manner we may experience erratic revenue growth, which could negatively affect profitability and in turn have a negative impact on our stock price. In addition, such a failure could result in additional costs such as excess inventory, customer conversion costs, higher than expected product costs and higher than expected operating expenses in research and development and in sales and marketing.

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

IF WE DO NOT EFFECTIVELY MANAGE OUR GROWTH, OUR OPERATIONS WILL SUFFER.

     The growth of our operations places a significant strain on our management systems and resources. If we do not effectively manage our growth and improve our managerial controls and systems, we may be unable to provide adequate service and support to our customers and our operations will suffer.

IF WE FAIL TO RETAIN KEY PERSONNEL OUR OPERATION COULD SUFFER AND OUR STOCK PRICE MAY BE NEGATIVELY IMPACTED.

     Maintaining key personnel may be difficult for a number of reasons including but not limited to market demand, stock price, growth opportunities, management philosophy, company performance and competitive activity. If we lose key personnel we may find it difficult and costly to recruit new management and other personnel and this may have a negative affect on our company performance and in turn on our stock price.

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

     We purchase several key components, including field programmable gate arrays, some integrated circuits and memory devices, and power supplies from a single source or a limited number of sources. We do not have long-term supply contracts for these components. If our supply of these components is interrupted, we may be unable to locate an alternate source in a timely manner or at favorable prices. Interruption or delay in the supply of these components could cause us to lose sales to existing and potential customers.

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

IF WE FAIL TO PREDICT OUR MANUFACTURING REQUIREMENTS ACCURATELY, WE COULD INCUR ADDITIONAL COSTS OR MANUFACTURING DELAYS.

     We provide forecasts of our demand to our contract manufacturers up to twelve months before scheduled delivery of products to our customers. If we overestimate our manufacturing requirements, we or our contract manufacturers may have excess or obsolete inventory, which could harm our operating results. If we underestimate our requirements, our contract manufacturers may have an insufficient inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenue. If we do not accurately anticipate lead times for components, we may experience component shortages.

IF NECESSARY LICENSES OF THIRD-PARTY TECHNOLOGY ARE TERMINATED OR BECOME UNAVAILABLE OR TOO EXPENSIVE, OUR COMPETITIVE POSITION AND OUR PRODUCT OFFERING WILL SUFFER.

     We license from third-party suppliers several key software applications incorporated in our IP Service Delivery Platform. Also, we may need to license technology from other third-party suppliers to enable us to develop new products or features. Our inability to renew or obtain any third-party license that we need could require us to obtain substitute technology of lower quality or at greater cost. Either of these outcomes could seriously impair our ability to sell our products and could harm our operating results.

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

     Companies in our industry whose employees accept positions with competitors frequently claim that these competitors have engaged in unfair hiring practices or that the employment of these persons would involve the disclosure or use of trade secrets. We have been threatened with claims like these in the past and may receive claims of this kind in the future. These claims could prevent us from hiring personnel or from using the intellectual property alleged to be trade secrets brought to us by the personnel who we hired. We could also incur substantial costs and damages in defending ourselves or our employees against these claims, regardless of their merits. Defending ourselves against such claims could divert the attention of our management away from our operations.

IF OUR PRODUCTS DO NOT WORK THE WAY OUR CUSTOMERS EXPECT, ORDERS FOR OUR PRODUCTS MAY BE CANCELLED AND THE MARKET PERCEPTION OF OUR PRODUCTS COULD BE HARMED.

     If our products do not work with our customers' or their end-users' networks, the market perception of our products could be harmed and orders for our products could be cancelled. In particular, if an actual or perceived breach of network security occurs in a customer's or its end-user's network that uses our products, we may be subject to lawsuits for losses suffered by customers or their end-users.

     If we have to redesign or modify our products to make them compatible with a customer's or end-user's network, our sales cycle could be extended, our research and development costs may increase and profit margins on our products may decline.

BECAUSE THE MARKETS IN WHICH WE COMPETE ARE PRONE TO RAPID TECHNOLOGICAL CHANGE AND THE ADOPTION OF STANDARDS DIFFERENT FROM THOSE THAT WE USE, OUR PRODUCTS COULD BECOME OBSOLETE, AND WE COULD BE REQUIRED TO INCUR SUBSTANTIAL COSTS TO MODIFY OUR PRODUCTS TO REMAIN COMPETITIVE.

     The market for our IP Service Delivery Platform is prone to rapid technological change, the adoption of new standards, frequent new product introductions and changes in customer and end-user requirements. We may be unable to respond quickly or effectively to these developments. We may experience difficulties that could prevent our development of new products and features. The introduction of new products or technologies by competitors, or the emergence of new industry standards, could render our products obsolete or could require us to incur costs to redesign our products.

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

     - stop selling products or services that use the challenged intellectual property;

     - obtain from the owner of the infringed intellectual property right a license to sell the relevant technology, which license may not be available on reasonable terms, or at all; and

     - redesign those products or services that use the infringed technology.

IF OUR STOCK PRICE FALLS BELOW $1.00, WE COULD BE DELISTED FROM THE NASDAQ.

     Our stock price was below $1.00 during a portion of 2001. If the stock price does not remain over $1.00 within the time frame specified by Nasdaq listing rules, our stock may be delisted. We believe that delisting our stock would have negative effects on liquidity and on the value of the stock. Although the Nasdaq has temporarily suspended the listing rule, it may be reinstated at the Nasdaq discretion.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly-liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents, and all investments with maturities of three months or greater are classified as available-for-sale and considered to be short-term investments.

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

     The Audit Committee of the Board of Directors, which consists of outside directors, meets regularly with management and the independent auditors to review accounting, reporting and auditing and internal control matters. The committee has direct and private access to the external auditors.

                                               Terry Gibson
Steve Goggiano                                 Executive Vice President and Chief Financial
President and Chief Executive Officer          Officer

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
CoSine Communications, Inc.

     We have audited the accompanying consolidated balance sheets of CoSine Communications, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CoSine Communications, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information stated therein.

                                          /s/ ERNST & YOUNG LLP

San Jose, California
January 25, 2002

                          COSINE COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                                  (IN THOUSANDS,
                                                              EXCEPT FOR SHARE DATA)
                                       ASSETS
Current assets:
     Cash and cash equivalents..............................  $  73,868    $ 126,139
     Short-term investments.................................     91,010      162,143
     Accounts receivable:
          Trade (net of allowances for doubtful accounts of
            $700 and $631, respectively)....................     13,978        6,093
          Other.............................................      1,277          791
     Inventory..............................................      5,229       10,634
     Prepaid expenses and other current assets..............      5,736       14,174
                                                              ---------    ---------
          Total current assets..............................    191,098      319,974
Property and equipment, net.................................     28,724       32,739
Long-term deposits..........................................      1,136        1,202
Other assets................................................        245           13
                                                              ---------    ---------
                                                              $ 221,203    $ 353,928
                                                              =========    =========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.......................................  $   3,210    $   7,134
     Provision for warranty claims..........................      2,505        3,741
     Accrued other liabilities..............................      8,989        7,478
     Accrued compensation...................................      4,221        4,810
     Note payable...........................................         --          223
     Deferred revenue.......................................      2,713        7,643
     Current portion of equipment and working capital
      loans.................................................      2,549        2,674
     Current portion of obligations under capital lease.....      3,487        3,160
     Other current liabilities..............................         --           84
                                                              ---------    ---------
          Total current liabilities.........................     27,674       36,947
Long-term portion of equipment and working capital loans....      1,992        4,541
Long-term portion of obligations under capital lease........      1,905        5,391
Accrued rent................................................      2,556        2,154
Other long-term liabilities.................................         11          132
Commitments and contingencies
Stockholders' equity:
     Preferred stock, 3,000,000 shares authorized; none
      issued and outstanding................................         --           --
     Common stock, $.0001 par value, 300,000,000 shares
      authorized; 102,020,060 and 103,697,827 shares issued
      and outstanding at December 31, 2001 and 2000,
      respectively..........................................         10           10
     Additional paid-in capital.............................    575,885      634,261
     Notes receivable from stockholders.....................    (25,466)     (36,521)
     Accumulated other comprehensive income.................        481        2,286
     Deferred compensation..................................    (14,321)     (92,002)
     Accumulated deficit....................................   (349,524)    (203,271)
                                                              ---------    ---------
Total stockholders' equity..................................    187,065      304,763
                                                              ---------    ---------
                                                              $ 221,203    $ 353,928
                                                              =========    =========

                            See accompanying notes.

                          COSINE COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEAR ENDED DECEMBER 31,
                                                             -----------------------------------------
                                                                 2001           2000          1999
                                                             ------------   ------------   -----------
                                                             (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Revenue....................................................   $  34,293      $  31,107      $     --
  Cost of goods sold(1)....................................      30,214         23,926            --
                                                              ---------      ---------      --------
Gross profit...............................................       4,079          7,181            --
                                                              ---------      ---------      --------
Operating expenses:
  Research and development(2)..............................      66,091         91,180        27,336
  Sales and marketing(3)...................................      60,000         53,625         6,077
  General and administrative(4)............................      23,525         24,441         4,980
  Restructuring charges....................................       8,991             --            --
                                                              ---------      ---------      --------
          Total operating expenses.........................     158,607        169,246        38,393
                                                              ---------      ---------      --------
Loss from operations.......................................    (154,528)      (162,065)      (38,393)
                                                              ---------      ---------      --------
Other income (expense):
  Interest income..........................................      11,086          8,060         1,250
  Interest expense(5)......................................      (1,675)        (1,866)         (599)
  Other....................................................        (299)             9            21
                                                              ---------      ---------      --------
          Total other income (expense).....................       9,112          6,203           672
                                                              ---------      ---------      --------
Loss before income tax provision...........................    (145,416)      (155,862)      (37,721)
  Income tax provision.....................................         837            264            --
                                                              ---------      ---------      --------
Net loss...................................................    (146,253)      (156,126)      (37,721)
Deemed dividend to series D preferred stockholders.........          --         (2,500)           --
                                                              ---------      ---------      --------
Net loss allocable to common stockholders..................   $(146,253)     $(158,626)     $(37,721)
                                                              =========      =========      ========
Basic and diluted net loss per common share................   $   (1.51)     $   (5.23)     $  (7.49)
                                                              =========      =========      ========
Shares used in computing basic and diluted net loss per
  common share.............................................      96,953         30,347         5,034
                                                              =========      =========      ========

---------------

(1) Cost of goods sold includes $2,283 in 2001 and $3,072 in 2000 of non-cash charges related to equity issuances.

(2) Research and development expenses include $10,818 in 2001, $34,726 in 2000 and $2,248 in 1999 of non-cash charges related to equity issuances.

(3) Sales and marketing expenses include $12,685 in 2001, $17,901 in 2000 and $1,476 in 1999 of non-cash charges related to equity issuances.

(4) General and administrative expenses include $6,177 in 2001, $12,928 in 2000 and $714 in 1999 of non-cash charges related to equity issuances.

(5) Interest expense includes $154 in 2001, $137 in 2000 and $47 in 1999 of non-cash charges related to equity issuances.

                            See accompanying notes.

                          COSINE COMMUNICATIONS, INC.

       CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
               AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

                                                  REDEEMABLE
                                             CONVERTIBLE PREFERRED                                         NOTES
                                                     STOCK               COMMON STOCK      ADDITIONAL    RECEIVABLE
                                            -----------------------   ------------------    PAID-IN         FROM
                                              SHARES                    SHARES              CAPITAL     STOCKHOLDERS
                                            -----------   ---------   -----------   ----   ----------   ------------
                                                        (IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
BALANCE AT DECEMBER 31, 1998..............   14,759,205   $   9,823     6,666,664   $ 1     $  3,465      $    (80)
Issuance of common stock for services at
 various dates at prices ranging from
 $0.545 to $2.60 per share................           --          --        73,667    --          163            --
Issuance of series C preferred stock to
 investors at $0.897 per share, net of
 issuance costs of $29....................   24,503,677      21,950            --    --           --            --
Issuance of series D preferred stock to
 investors at $3.505 per share, net of
 issuance costs of $3,079.................   17,118,253      56,921            --    --           --            --
Issuance of warrants to purchase 641,904
 shares of series C preferred stock for
 technical, marketing and market-related
 product development services.............           --         392            --    --           --            --
Issuance of warrants to purchase 154,064
 shares of series D preferred stock in
 connection with services.................           --         302            --    --           --            --
Issuance of common stock in connection
 with stock options for cash and
 promissory notes.........................           --          --     4,023,820    --        1,603          (873)
Increase in value of variable award
 warrants of series A preferred stock
 issued in connection with lease of
 building.................................           --          --            --    --          396            --
Increase in value of variable award
 warrants of common stock issued in
 connection with services.................           --          --            --    --          255            --
 Repayment of notes receivable from
   stockholders...........................           --          --            --    --           --            50
Deferred stock-based compensation.........           --          --            --    --       33,955            --
Amortization of deferred stock-based
 compensation.............................           --          --            --    --           --            --
Issuance of options to non-employees to
 purchase common stock....................           --          --            --    --          211            --
Components of comprehensive loss:                    --                        --
 Net loss.................................           --          --            --    --           --            --
 Unrealized gains on investments..........           --          --            --    --           --            --
                                            -----------   ---------   -----------   ----    --------      --------
Total comprehensive loss..................           --          --            --    --           --            --
                                            -----------   ---------   -----------   ----    --------      --------
BALANCE AT DECEMBER 31, 1999..............   56,381,135      89,388    10,764,151     1       40,048          (903)
Issuance of common stock for services at
 $4.00 and $9.50 per share................           --          --        19,202    --           96            --
Issuance of warrants to purchase 1,233,499
 shares of series C preferred stock to a
 customer upon issuance of a purchase
 order....................................           --      10,300            --    --           --            --
Issuance of warrants to purchase 668,849
 shares of common stock to customers upon
 issuance of purchase orders..............           --          --            --    --        5,952            --
Issuance of warrants to purchase 37,500
 shares of common stock in connection with
 lease agreement..........................           --          --            --    --          357            --
Issuance of series D preferred stock to
 investors at $8.00 per share, net of
 issuance costs of $39....................      625,000       4,961            --    --           --            --
Issuance of series E preferred stock to
 investors at $15.00 per share, net of
 issuance costs of $5.....................    4,666,667      69,995            --    --           --            --
Issuance of common stock in connection
 with stock options for cash and notes....           --          --    11,061,129     1       37,755       (35,847)
Increase in value of variable award
 warrants of common stock in connection
 with services............................           --          --            --    --          429            --

                                                                                             TOTAL
                                             ACCUMULATED                                 STOCKHOLDERS'
                                                OTHER                                     EQUITY (NET
                                            COMPREHENSIVE     DEFERRED     ACCUMULATED      CAPITAL
                                               INCOME       COMPENSATION     DEFICIT      DEFICIENCY)
                                            -------------   ------------   -----------   -------------
                                                 (IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
BALANCE AT DECEMBER 31, 1998..............     $    --       $      --      $  (9,424)     $  (6,038)
Issuance of common stock for services at
 various dates at prices ranging from
 $0.545 to $2.60 per share................          --              --             --            163
Issuance of series C preferred stock to
 investors at $0.897 per share, net of
 issuance costs of $29....................          --              --             --             --
Issuance of series D preferred stock to
 investors at $3.505 per share, net of
 issuance costs of $3,079.................          --              --             --             --
Issuance of warrants to purchase 641,904
 shares of series C preferred stock for
 technical, marketing and market-related
 product development services.............          --              --             --             --
Issuance of warrants to purchase 154,064
 shares of series D preferred stock in
 connection with services.................          --              --             --             --
Issuance of common stock in connection
 with stock options for cash and
 promissory notes.........................          --              --             --            730
Increase in value of variable award
 warrants of series A preferred stock
 issued in connection with lease of
 building.................................          --              --             --            396
Increase in value of variable award
 warrants of common stock issued in
 connection with services.................          --              --             --            255
 Repayment of notes receivable from
   stockholders...........................          --              --             --             50
Deferred stock-based compensation.........          --         (33,955)            --             --
Amortization of deferred stock-based
 compensation.............................          --           3,569             --          3,569
Issuance of options to non-employees to
 purchase common stock....................          --              --             --            211
Components of comprehensive loss:
 Net loss.................................          --              --        (37,721)       (37,721)
 Unrealized gains on investments..........          11              --             --             11
                                               -------       ---------      ---------      ---------
Total comprehensive loss..................          11              --        (37,721)       (37,710)
                                               -------       ---------      ---------      ---------
BALANCE AT DECEMBER 31, 1999..............          11         (30,386)       (47,145)       (38,374)
Issuance of common stock for services at
 $4.00 and $9.50 per share................          --              --             --             96
Issuance of warrants to purchase 1,233,499
 shares of series C preferred stock to a
 customer upon issuance of a purchase
 order....................................          --              --             --             --
Issuance of warrants to purchase 668,849
 shares of common stock to customers upon
 issuance of purchase orders..............          --              --             --          5,952
Issuance of warrants to purchase 37,500
 shares of common stock in connection with
 lease agreement..........................          --              --             --            357
Issuance of series D preferred stock to
 investors at $8.00 per share, net of
 issuance costs of $39....................          --              --             --             --
Issuance of series E preferred stock to
 investors at $15.00 per share, net of
 issuance costs of $5.....................          --              --             --             --
Issuance of common stock in connection
 with stock options for cash and notes....          --              --             --          1,909
Increase in value of variable award
 warrants of common stock in connection
 with services............................          --              --             --            429

                          COSINE COMMUNICATIONS, INC.

       CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
        AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY) -- (CONTINUED)

                                                  REDEEMABLE
                                             CONVERTIBLE PREFERRED                                         NOTES
                                                     STOCK               COMMON STOCK      ADDITIONAL    RECEIVABLE
                                            -----------------------   ------------------    PAID-IN         FROM
                                              SHARES                    SHARES              CAPITAL     STOCKHOLDERS
                                            -----------   ---------   -----------   ----   ----------   ------------
                                                        (IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
Exercise of warrants to purchase series A
 convertible preferred stock..............      159,105          --            --    --           10            --
Conversion of series A convertible
 preferred stock..........................     (159,105)         --       636,420    --           --            --
Exercise of warrants to purchase series B
 convertible preferred stock..............      304,878         226            --    --           --            --
Exercise of warrants to purchase series C
 convertible preferred stock..............    1,875,403       1,700            --    --           --            --
Exercise of warrants to purchase series D
 convertible preferred stock..............      154,064         540            --    --           --            --
Exercise of warrants to purchase common
 stock....................................           --          --       325,956    --          806            --
Automatic conversion of series A through E
 convertible preferred stock in connection
 with the initial public offering.........  (64,007,147)   (177,110)   69,632,147     7      177,103            --
Issuance of common stock at $23 per share,
 net of underwriting discounts of $18,500
 and issuance costs of $3,514 in
 connection with initial public
 offering.................................           --          --    11,500,000     1      242,470            --
Repayment of notes receivable from
 stockholders.............................           --          --            --    --           --            98
Deferred stock-based compensation.........           --          --            --    --      121,396            --
Amortization of deferred stock-based
 compensation.............................           --          --            --    --           --            --
Issuance and remeasurement of options to
 non-employees to purchase common stock...           --          --            --    --        8,035            --
Repurchase of unvested shares.............           --          --      (241,178)   --         (196)          131
Components of comprehensive loss:
 Net loss.................................           --          --            --    --           --            --
 Unrealized gains on investments..........           --          --            --    --           --            --
 Translation adjustment...................           --          --            --    --           --            --
                                            -----------   ---------   -----------   ----    --------      --------
Total comprehensive loss..................           --          --            --    --           --            --
                                            -----------   ---------   -----------   ----    --------      --------
BALANCE AT DECEMBER 31, 2000..............           --          --   103,697,827    10      634,261       (36,521)
                                            -----------   ---------   -----------   ----    --------      --------
Issuance of common stock in connection
 with stock options.......................           --          --       493,744    --          214            --
Issuance of common stock in connection
 with the Employee Stock Purchase Plan....           --          --       787,722    --          940            --
Repayment of notes receivable from
 stockholders.............................           --          --                  --                        404
Repurchase of unvested shares.............                       --    (2,959,233)   --      (11,014)       10,651
Remeasurement of deferred stock-based
 compensation.............................           --          --            --    --      (29,541)           --
Cancellation of options with deferred
 stock compensation charges...............           --          --            --    --      (18,979)           --
Amortization of deferred stock-based
 compensation.............................           --          --            --    --           --            --
Remeasurement of options to
 non-employees............................           --          --            --    --            4            --
Components of comprehensive loss:
 Net loss.................................           --          --            --    --           --            --
 Unrealized gains on investments..........           --          --            --    --           --            --
 Translation adjustment...................           --          --            --    --           --            --
                                            -----------   ---------   -----------   ----    --------      --------
Total comprehensive loss..................           --          --            --    --           --            --
                                            -----------   ---------   -----------   ----    --------      --------
BALANCE AT DECEMBER 31, 2001..............           --   $      --   102,020,060   $10     $575,885      $(25,466)
                                            ===========   =========   ===========   ====    ========      ========

                                                                                             TOTAL
                                             ACCUMULATED                                 STOCKHOLDERS'
                                                OTHER                                     EQUITY (NET
                                            COMPREHENSIVE     DEFERRED     ACCUMULATED      CAPITAL
                                               INCOME       COMPENSATION     DEFICIT      DEFICIENCY)
                                            -------------   ------------   -----------   -------------
                                                 (IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
Exercise of warrants to purchase series A
 convertible preferred stock..............          --              --             --             10
Conversion of series A convertible
 preferred stock..........................          --              --             --             --
Exercise of warrants to purchase series B
 convertible preferred stock..............          --              --             --             --
Exercise of warrants to purchase series C
 convertible preferred stock..............          --              --             --             --
Exercise of warrants to purchase series D
 convertible preferred stock..............          --              --             --             --
Exercise of warrants to purchase common
 stock....................................          --              --             --            806
Automatic conversion of series A through E
 convertible preferred stock in connection
 with the initial public offering.........          --              --             --        177,110
Issuance of common stock at $23 per share,
 net of underwriting discounts of $18,500
 and issuance costs of $3,514 in
 connection with initial public
 offering.................................          --              --             --        242,471
Repayment of notes receivable from
 stockholders.............................          --              --             --             98
Deferred stock-based compensation.........          --        (121,396)            --             --
Amortization of deferred stock-based
 compensation.............................          --          59,780             --         59,780
Issuance and remeasurement of options to
 non-employees to purchase common stock...          --              --             --          8,035
Repurchase of unvested shares.............          --              --             --            (65)
Components of comprehensive loss:
 Net loss.................................          --              --       (156,126)      (156,126)
 Unrealized gains on investments..........       2,327              --             --          2,327
 Translation adjustment...................         (52)             --             --            (52)
                                               -------       ---------      ---------      ---------
Total comprehensive loss..................       2,275              --       (156,126)      (153,851)
                                               -------       ---------      ---------      ---------
BALANCE AT DECEMBER 31, 2000..............       2,286         (92,002)      (203,271)       304,763
                                               -------       ---------      ---------      ---------
Issuance of common stock in connection
 with stock options.......................          --              --             --            214
Issuance of common stock in connection
 with the Employee Stock Purchase Plan....          --              --             --            940
Repayment of notes receivable from
 stockholders.............................          --              --             --            404
Repurchase of unvested shares.............          --              --             --           (363)
Remeasurement of deferred stock-based
 compensation.............................          --          29,541             --             --
Cancellation of options with deferred
 stock compensation charges...............          --          18,979             --             --
Amortization of deferred stock-based
 compensation.............................          --          29,161                        29,161
Remeasurement of options to
 non-employees............................          --              --                             4
Components of comprehensive loss:
 Net loss.................................          --              --       (146,253)      (146,253)
 Unrealized gains on investments..........      (1,803)             --             --         (1,803)
 Translation adjustment...................          (2)             --             --             (2)
                                               -------       ---------      ---------      ---------
Total comprehensive loss..................      (1,805)             --       (146,253)      (148,058)
                                               -------       ---------      ---------      ---------
BALANCE AT DECEMBER 31, 2001..............     $   481       $ (14,321)     $(349,524)     $ 187,065
                                               =======       =========      =========      =========

                            See accompanying notes.

                          COSINE COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   --------
                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES:
Net loss....................................................  $(146,253)  $(156,126)  $(37,721)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation............................................     16,000      16,872      1,921
    Allowance for doubtful accounts.........................      1,385         631         --
    Non-cash charges related to inventory write down........     12,356       2,768         --
    Amortization of warrants issued for services............      5,955      11,370        540
    Common stock issued for services........................         --          96        163
    Amortization of deferred stock compensation.............     29,165      59,780      3,569
    Non-cash charges on options granted to acquire goods and
     services...............................................         --       8,029        211
    Write-down of capital equipment.........................      4,593          --         --
    Other...................................................        338         (52)        --
    Change in operating assets and liabilities:
        Accounts receivable (trade).........................     (9,270)     (6,724)        --
        Other receivables...................................       (486)       (791)        --
        Inventory...........................................     (6,951)    (13,075)       343
        Prepaid expenses and other current assets...........      4,394      (8,420)    (1,437)
        Other assets........................................       (166)        491       (504)
        Accounts payable....................................     (3,924)      4,629       (335)
        Provision for warranty claims.......................     (1,236)      3,741         --
        Accrued liabilities.................................      1,511       6,010        738
        Accrued compensation................................       (589)      3,998        691
        Note payable........................................       (223)        223       (201)
        Deferred revenue....................................     (6,841)      9,353         --
        Deferred rent.......................................        402         506        886
        Other liabilities...................................       (205)        (66)       312
                                                              ---------   ---------   --------
Net cash used in operating activities.......................   (100,045)    (56,757)   (30,824)
                                                              ---------   ---------   --------
INVESTING ACTIVITIES:
Capital expenditures........................................    (16,916)    (41,980)    (6,785)
Purchase of short-term investments..........................   (116,374)   (182,494)   (34,486)
Proceeds from sales and maturities of short-term
  investments...............................................    185,702      57,175         --
                                                              ---------   ---------   --------
Net cash provided by (used in) investing activities.........     52,412    (167,299)   (41,271)
                                                              ---------   ---------   --------
FINANCING ACTIVITIES:
Proceeds from equipment and working capital loans and
  capital leases............................................         --      11,482      7,001
Principal payments of equipment and working capital loans
  and capital leases........................................     (5,833)     (4,027)    (1,350)
Proceeds from issuance of preferred stock, net..............         --      77,432     79,173
Proceeds from issuance of common stock, net.................      1,154     245,186        730
Repayment of notes receivable from stockholders.............        404          98         50
Repurchase of common stock..................................       (363)        (65)        --
                                                              ---------   ---------   --------
Net cash (used in) provided by financing activities.........     (4,638)    330,106     85,604
                                                              ---------   ---------   --------
Net (decrease) increase in cash and cash equivalents........    (52,271)    106,050     13,509
Cash and cash equivalents at the beginning of the period....    126,139      20,089      6,580
                                                              ---------   ---------   --------
Cash and cash equivalents at the end of the period..........  $  73,868   $ 126,139   $ 20,089
                                                              =========   =========   ========
SUPPLEMENTAL INFORMATION:
Cash paid for interest......................................  $   1,521   $   1,729   $    552
                                                              ---------   ---------   --------
Capital lease obligations incurred..........................         --   $   9,996         --
                                                              ---------   ---------   --------
Conversion of redeemable convertible preferred stock........         --   $ 177,120         --
                                                              ---------   ---------   --------
Issuance and remeasurement of warrants......................         --   $  17,038   $  1,345
                                                              ---------   ---------   --------
Notes receivable collected from stockholders (in exchange
  for issuance of common stock).............................         --   $  35,847   $    873
                                                              ---------   ---------   --------
Cancellation of notes receivable due to repurchase of
  unvested stock............................................  $  10,651   $     131         --
                                                              ---------   ---------   --------

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

  IMPAIRMENT OF LONG-LIVED ASSETS

     In accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," (SFAS 121), CoSine reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under SFAS 121, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the asset's carrying amount. Impairment, if any, is assessed using discounted cash flows. Effective January 1, 2002, CoSine will adopt Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," (SFAS 144) which supersedes SFAS 121.

  SIGNIFICANT CONCENTRATIONS

     Financial instruments that potentially subject CoSine to concentrations of credit risk primarily consist of cash equivalents and short-term investments. CoSine mitigates investment risk by investing only in government and high quality corporate securities and by limiting the amount of exposure to any one issuer.

     CoSine relies on a few companies as the sole source of various materials in the production process. CoSine also utilizes third-party subcontractors to manufacture its product. If these suppliers were unable to satisfy the material and production requirements, CoSine may be unable to meet customer demand. Alternatively, if CoSine overestimates manufacturing requirements, CoSine or its contract manufacturers may have excess or obsolete inventory, which could result in CoSine recording charges in connection with those materials.

                          COSINE COMMUNICATIONS, INC.

     For the year ended December 31, 2001, CoSine recognized revenue from transactions with a total of 36 customers, of which two each accounted for 11% of total revenue. At December 31, 2001, CoSine had four customers who accounted for 14%, 14%, 10% and 10%, respectively, of total accounts receivable. For the year ended December 31, 2000, CoSine had three customers who accounted for 41%, 35% and 19%, respectively, of total revenue. At December 31, 2000, CoSine had four customers who accounted for 36%, 20%, 16% and 12%, respectively, of total accounts receivable.

  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     CoSine considers all highly-liquid investments purchased with original maturities of three months or less from the date of purchase to be cash equivalents. Investments with maturities in excess of three months and less than one year are considered to be short-term investments. Management determines the appropriate classification of cash equivalents and investment securities at the time of purchase and reevaluates the determination as of each balance sheet date. Management has classified CoSine's marketable securities as available-for-sale securities in the accompanying consolidated financial statements. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. Interest on securities classified as available-for-sale is also included in interest income. The cost of securities sold is based on the specific identification method.

     CoSine invests excess cash in U.S. government and agency securities, debt instruments of financial institutions and corporations, and money market funds with strong credit ratings. CoSine has established guidelines about the diversification of its investments and their maturities.

     Short-term investments at each year end, including cash equivalents and short-term investments, were as follows (in thousands):

                                                                2001       2000
                                                              --------   ---------
Money market funds..........................................  $ 64,105   $  84,485
Commercial paper............................................     4,998     132,495
Corporate bonds.............................................    86,012      63,040
                                                              --------   ---------
                                                               155,115     280,020
Amounts classified as cash equivalents......................   (64,105)   (117,877)
                                                              --------   ---------
                                                              $ 91,010   $ 162,143
                                                              ========   =========

     As of December 31, 2001 and 2000, the fair value approximated the amortized cost of available-for-sale securities. All available-for-sale securities have contractual maturities of one year or less.

     As of December 31, 2001, $300,000 of restricted cash was included in long-term deposits. The amount represents a security deposit for corporate bank credit cards.

  INVENTORIES

     Net inventories at each year end, stated at the lower of cost (first-in, first-out) or market, consisted of the following (in thousands):

                                                               2001     2000
                                                              ------   -------
Raw materials...............................................  $1,170   $   832
Semi-finished goods.........................................   2,952     7,554
Finished goods..............................................   1,107     2,248
                                                              ------   -------
                                                              $5,229   $10,634
                                                              ======   =======

                          COSINE COMMUNICATIONS, INC.

     Included in net semi-finished goods at December 31, 2001 and 2000 was $591,000 and $1,158,000, respectively of goods used for customer evaluation purposes. Included in net finished goods inventory at December 31, 2001 and 2000 was $516,000 and $415,000, respectively of goods awaiting customer acceptance. During 2001, inventory was written down by $12,356,000, of which $2,448,000 represented a charge for excess purchase commitments with one of CoSine's contract manufacturers. During 2000, inventory was written down by $2,768,000.

  PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, net of accumulated depreciation. Property and equipment are depreciated using the straight-line method over estimated useful lives of the assets (ranging from three to five years) or the related lease term. During 2001, $4,593,000 of property and equipment was written down to its net realizable value as part of the restructuring plan approved and recorded in September 2001.

     Property and equipment at each year end consisted of the following (in thousands):

                                                                2001       2000
                                                              --------   --------
Computer equipment..........................................  $ 11,167   $ 10,651
Furniture and fixtures......................................     2,798      2,592
Leasehold improvements......................................     3,261      2,287
Computer software...........................................     6,688      5,691
Manufacturing and laboratory equipment......................    33,390     30,597
                                                              --------   --------
                                                                57,304     51,818
Accumulated depreciation....................................   (28,580)   (19,079)
                                                              --------   --------
                                                              $ 28,724   $ 32,739
                                                              ========   ========

  STOCK-BASED COMPENSATION

     CoSine accounts for employee and director stock option grants using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related interpretations as described in FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," (FIN 44). The fair value disclosures required by Statement of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) are included in Note 6. SFAS 123 requires the disclosure of pro forma information regarding net loss and net loss per share as if CoSine had accounted for its stock options under the fair value method.

     In connection with CoSine's initial public offering, the fair value of its common stock was reevaluated and deferred stock compensation for option grants to employees was recorded, representing the difference between the fair value of the common stock for financial reporting purposes and the exercise price of the underlying options. Cosine is also required to remeasure compensation associated with the unvested shares issued upon exercise of unvested employee stock options for full recourse promissory notes that were subsequently converted to non-recourse obligations. The amount of deferred stock-based compensation is amortized over the vesting period of the individual options, using the graded vesting method. CoSine recorded additional deferred stock compensation of $39,718,000 and amortization of $8,217,000 relating to the remeasurement of compensation associated with these unvested shares during the fourth quarter of 2000, and recorded a reversal of deferred stock compensation related to remeasurements during 2001 of $31,605,000 and a reversal of amortization of $526,000.

     In July 2001, CoSine repriced 7,220,710 unexercised employee stock options to $1.55 per share. These options had previously been granted at prices ranging from $4.00 to $40.00 per share. The repricing requires that compensation associated with these options be remeasured until they are exercised or canceled, or expire. During the year ended December 31, 2001, CoSine did not record any deferred stock compensation in

                          COSINE COMMUNICATIONS, INC.

connection with these repriced options as the price of CoSine's stock was not higher than the repriced amount at December 31, 2001.

     Stock options granted to non-employees are accounted for in accordance with SFAS 123 and the Emerging Issues Task Force Consensus No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services," which requires the value of such options to be periodically remeasured as they vest over a performance period. The fair value of such options is determined using the Black-Scholes model.

  REVENUE RECOGNITION

     CoSine recognizes product revenue at the time of shipment, assuming that persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collectibility is probable, unless CoSine has future obligations for installation or requires customer acceptance, in which case revenue is deferred until these obligations are met. CoSine's product incorporates software that is not incidental to the related hardware and, accordingly, CoSine recognizes revenue in accordance with the American Institute of Certified Public Accountants issued Statement of Position 97-2 "Software Revenue Recognition." For arrangements that include the delivery of multiple products, the revenue is allocated to the various products based on "vendor-specific objective evidence of fair value" (VSOE). CoSine establishes VSOE based on either the price charged for the product when the same product is sold separately or for products not yet sold separately, based on the list prices of such products individually established by management with the relevant authority to do so. Revenue from post-contract support obligations for specified future periods is deferred and recognized on a straight-line basis over the service period. Revenue from consulting services is recognized as the services are provided. Amounts billed in excess of revenue recognized are included as deferred revenue in the accompanying consolidated balance sheets.

     During 2000, CoSine issued warrants to its initial customers. The warrants were issued upon receipt of substantial purchase orders that were preceded by a period of cooperation with CoSine in the marketing, development and refinement of its product. The fair value of these customer-related warrants was calculated to be $16,252,000. For the year ended December 31, 2001 and 2000, $3,003,000 and
$10,511,000, respectively, were recognized as offsets to receipts from sales, including equity issued in connection with sales in the determination of revenue.

     Below is a reconciliation of revenue for the years ended December 31, 2001 and 2000 as presented in the statement of operations to show the separate components as indicated (in thousands):

                                                               2001      2000
                                                              -------   -------
Receipts from sales, including equity issued in connection
  with sales................................................  $37,296   $41,618
Less: Receipts for equity issued in connection with sales...    3,003    10,511
                                                              -------   -------
Revenue.....................................................  $34,293   $31,107
                                                              =======   =======

  COST OF GOODS SOLD

     Cost of goods sold is comprised primarily of material, labor, overhead, shipping, warranty costs and inventory write-downs. In addition, cost of goods sold includes non-cash charges related to equity issuances.

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

     Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on CoSine's product development process, technological feasibility is established upon the completion of a working model. Through December 31, 2001, capitalizable costs incurred after achieving technological feasibility have not been significant for any development project. Accordingly, CoSine has charged all such costs to research and development expense in the periods they were incurred.

  ADVERTISING EXPENSE

     Advertising costs are expensed as incurred and amounted to $437,000 and $532,000 for the years ended December 31, 2001 and 2000, respectively, and were immaterial in the prior year.

  NET LOSS PER COMMON SHARE

     Basic net loss per common share is calculated based on the weighted-average number of common shares outstanding during the periods presented, less the weighted-average shares outstanding that are subject to CoSine's right of repurchase. Diluted net loss per common share would give effect to the dilutive effect of common stock equivalents consisting of convertible preferred stock, stock options and warrants (calculated using the treasury stock method). Potentially dilutive securities have been excluded from the diluted net loss per common share computations, as their inclusion would be antidilutive.

     The following table presents the calculation of basic and diluted net loss per share for each year end (in thousands, except per share data):

                                                               2001        2000        1999
                                                             ---------   ---------   --------
Net loss allocable to common stockholders..................  $(146,253)  $(158,626)  $(37,721)
Basic and diluted:
  Weighted-average shares of common stock outstanding......    102,685      40,382      7,659
  Less: weighted-average shares subject to repurchase......     (5,732)    (10,035)    (2,625)
                                                             ---------   ---------   --------
  Weighted-average shares used in basic and diluted net
     loss per common share.................................     96,953      30,347      5,034
                                                             =========   =========   ========
Basic and diluted net loss per common share................  $   (1.51)  $   (5.23)  $  (7.49)
                                                             =========   =========   ========

     During all periods presented, CoSine had securities outstanding that could potentially dilute earnings per share in the future, but were excluded from the computation of diluted net loss per common share, as their effect would have been antidilutive. These shares amounted to 16,957,000, 14,378,000 and 74,938,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

  SEGMENT REPORTING

     CoSine operates in only one segment, and substantially all of CoSine's assets are located in the United States.

                          COSINE COMMUNICATIONS, INC.

     Revenues from customers by geographic region for the years ended December 31, 2001 and 2000 were as follows (in thousands):

                                                      RECEIPTS
                                                     FROM SALES,
                                                      INCLUDING     RECEIPTS FOR
                                                    EQUITY ISSUED   EQUITY ISSUED
                                                    IN CONNECTION   IN CONNECTION
REGION                                               WITH SALES      WITH SALES     REVENUE
------                                              -------------   -------------   -------
2001
Europe............................................     $15,757         $   544      $15,213
Asia/Pacific......................................      11,623              --       11,623
United States.....................................       9,916           2,459        7,457
                                                       -------         -------      -------
                                                       $37,296         $ 3,003      $34,293
                                                       =======         =======      =======
2000
Europe............................................     $14,608         $ 1,296      $13,312
Japan.............................................       7,787              --        7,787
United States.....................................      19,223           9,215       10,008
                                                       -------         -------      -------
                                                       $41,618         $10,511      $31,107
                                                       =======         =======      =======

  RECENT ACCOUNTING PRONOUNCEMENTS

     In September 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations," (SFAS 141) which requires all business combinations be accounted for using the purchase method of accounting. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. Adoption of SFAS 141 is not expected to have a material impact on CoSine's financial position or results of operations.

     In September 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets," (SFAS 142) which addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Adoption of SFAS 142 is not expected to have a material impact on CoSine's financial position or results of operations.

     In October 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," (SFAS
144) which requires an impairment loss be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the asset's carrying amount. Impairment, if any, is assessed using discounted cash flows. SFAS 144 is effective for fiscal years beginning after December 15, 2001. CoSine will adopt SFAS 144 in the first quarter of 2002, effective January 1, 2002. Adoption of SFAS 144 is not expected to have a material impact on CoSine's financial position or results of operations.

2.  EQUIPMENT AND WORKING CAPITAL LOANS

     CoSine has entered into equipment and working capital loan agreements that are secured by the assets purchased using the loans. Principal and interest are due in monthly installments through 2004. Interest accrues at annual rates between 12.9% and 14.3%. As of December 31, 2001 and 2000, total principal payments due under these agreements were $4,541,000 and $7,215,000, respectively. The fair value of the loans is estimated based on current interest rates available to CoSine for debt instruments with similar terms, degrees of risk and remaining maturities. The carrying value of the loans approximates their fair value.

                          COSINE COMMUNICATIONS, INC.

     Future minimum payments under equipment and working capital loans at December 31, 2001 are as follows (in thousands):

2002........................................................   $ 2,985
2003........................................................     1,999
2004........................................................       132
                                                               -------
Total minimum payments......................................     5,116
Amount representing interest................................      (575)
                                                               -------
Total principal.............................................     4,541
Current portion.............................................    (2,549)
                                                               -------
  Long-term portion.........................................   $ 1,992
                                                               =======

3.  LEASES

     CoSine entered into various capital leases under sale and leaseback agreements to finance the purchase of computer and other equipment. Capitalized costs of $9,996,000 and accumulated amortization of $4,987,000 and $1,655,000 are included in property and equipment at December 31, 2001 and 2000, respectively. CoSine leases its facilities under operating leases, with terms ranging from August 1, 1998 through February 12, 2012.

     Future minimum payments for all leases and the present value of the net minimum lease payments for capital leases are as follows (in thousands):

                                                              CAPITAL   OPERATING
                                                              LEASES     LEASES
                                                              -------   ---------
2002........................................................  $ 3,865    $ 4,994
2003........................................................    1,965      4,480
2004........................................................       --      4,505
2005........................................................       --      4,570
2006........................................................       --      4,682
Later years.................................................       --     24,487
                                                              -------    -------
Total minimum lease payments................................    5,830    $47,718
                                                              =======    =======
Amount representing interest................................     (438)
                                                              -------
Present value of net minimum lease payments.................    5,392
Current portion.............................................   (3,487)
                                                              -------
  Long-term portion.........................................  $ 1,905
                                                              =======

     Rent expense was $8,337,000, $7,259,000 and $2,093,000 for the years ended December 31, 2001, 2000 and 1999, respectively, and is calculated on a straight-line basis.

     CoSine had subleased a portion of the space at its facility. Rental income relating to the sublease was $182,000, $719,000 and $323,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The sublease arrangements expired on June 30, 2001.

     In connection with its facility lease, CoSine issued a non-interest-bearing promissory note due January 2001 for approximately $223,000 relating to a security deposit, which is shown in note payable in current liabilities at December 31, 2000.

     Approximately $767,000 of the operating lease payments due in 2002 were accrued as part of CoSine's restructuring program recorded in September 2001.

                          COSINE COMMUNICATIONS, INC.

4.  COMMITMENTS AND CONTINGENCIES

     As of December 31, 2001, CoSine had commitments of approximately $4,341,000 relating to purchases of raw materials and semi-finished goods.

     On September 25, 2000, a technology company initiated correspondence with CoSine asserting that CoSine had used that company's patented technology without a licensing arrangement. CoSine is currently in discussion with this company concerning a possible licensing arrangement.

     In November 2001, a complaint was filed in the Southern District of New York seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of CoSine's common stock between the date of its initial public offering and December 6, 2000. The complaint names as defendants CoSine and certain of its officers, directors and other parties as underwriters of its initial public offering. The plaintiffs allege, among other things, that Cosine's prospectus, contained in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose that the investment banks which underwrote CoSine's initial public offering of securities and others received undisclosed and excessive brokerage commissions, and required investors to agree to buy shares of securities after the initial public offering was completed at predetermined prices as a precondition to obtaining initial public offering allocations. The plaintiffs further allege that these actions artificially inflated the price of CoSine's common stock after the initial public offering. This case is one of many with substantially similar allegations known as the "Laddering Cases" filed before the Southern District of New York against a variety of issuers and investment bankers unrelated to CoSine and have been consolidated for pre-trial purposes before one judge to assist with administration. CoSine believes that the claims against it are without merit and intends to defend the actions vigorously.

5.  401(k) PLAN

     CoSine has a defined contribution benefit plan established under the provisions of section 401(k) of the Internal Revenue Code. All employees may elect to contribute up to 20% of their compensation to the plan through salary deferrals, subject to IRS limits. CoSine may contribute a discretionary matching contribution. Since inception CoSine has made no matching contributions to the plan.

6.  STOCKHOLDERS' EQUITY

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

  DEEMED DIVIDEND

     In March 2000, CoSine consummated the sale of an additional 625,000 shares of series D redeemable convertible preferred stock from which CoSine received proceeds of approximately $5,000,000 or $8.00 per share. At the date of issuance, CoSine believed the per share price of $8.00 represented the fair value of the preferred stock. After CoSine's initial public offering process began, CoSine reevaluated the fair value of its common stock as of March 2000. Accordingly, an increase in fair value has resulted in a beneficial conversion feature of $2,500,000, which has been recorded as a deemed dividend to preferred stockholders in 2000. CoSine recorded the deemed dividend at the date of issuance by offsetting charges and credits to stockholders' equity. The preferred stock dividend increases the net loss allocable to common stockholders in the calculation of basic and diluted net loss per common share for the year ended December 31, 2000.

                          COSINE COMMUNICATIONS, INC.

  COMMON STOCK

     In September 1997, January and February 1998, 6,666,664 shares of common stock were issued to founders of CoSine for cash and full-recourse notes. The outstanding shares are subject to certain transfer restrictions. These shares were also subject to repurchase at the issuance price upon termination of employment. CoSine's right of repurchase expires ratably over periods ranging from two to three years. As of December 31, 2001 there were no shares of common stock issued to the two founders which were subject to repurchase.

     CoSine has reserved shares of common stock for future issuance at each year end as follows (in thousands):

                                                               2001     2000
                                                              ------   ------
Stock options:
  Options outstanding.......................................  16,615   13,567
  Reserved for future grants................................   8,616    7,055
Warrants outstanding........................................     342      811
                                                              ------   ------
                                                              25,573   21,433
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

     The 1997 Plan also allows for the exercise of options before vesting and the related issuance of restricted stock that is subject to right of repurchase by CoSine. The rights of repurchase generally lapse at the rate noted above. An aggregate 2,772,899 and 9,346,355 shares of common stock were acquired through the exercise of options and are subject to repurchase at an aggregate repurchase price of $11,830,000 and $36,527,000 as of December 31, 2001 and 2000,
respectively. During 2001 and 2000, employees defaulted on notes receivable in the amounts of $10,651,000 and $131,000, respectively, secured by 2,214,554 shares and 136,679 shares of common stock, respectively.

     Effective upon the initial public offering, the 1997 Plan was terminated and the shares reserved and unissued under the 1997 Plan were reserved for issuance under the 2000 Plan.

  2000 STOCK OPTION PLAN

     In May 2000, the board of directors adopted the 2000 Stock Plan (2000
Plan). The 2000 Plan was approved by the stockholders before the completion of the initial public offering. The 2000 Plan provides for the grant of incentive stock options to employees, and for the grant of nonstatutory stock options and stock purchase rights to employees, directors and consultants. Incentive stock options granted under the 2000 Plan will be at prices not less than the fair value of the common stock at the date of grant. The term of each option will be determined by the administrator of the plan, generally 10 years or less.

                          COSINE COMMUNICATIONS, INC.

     At December 31, 2001 and 2000, a total of 24,831,730 and 20,222,143 common shares of CoSine have been reserved for issuance under the 2000 Plan, respectively.

  2000 DIRECTOR OPTION PLAN

     In May 2000, the board of directors adopted the 2000 Director Option Plan (Director's Plan), which was effective upon the closing of the initial public offering. At December 31, 2001 and 2000 a total of 400,000 shares of common stock have been reserved for issuance under the Director's Plan.

     The Director's Plan will automatically grant an option to purchase 80,000 shares of common stock to each non-employee director when he or she is first elected to CoSine's board of directors following the initial public offering. The Director's Plan also provided that each non-employee director who had been a member of the board of directors for at least six months before the date of each annual stockholders' meeting would receive an automatic annual grant of options to acquire 20,000 shares of common stock.

     The options have an exercise price per share equal to the fair market value of common stock at the date of grant and have a term of 10 years. Initial options vest and become exercisable in four equal annual increments immediately following the date of grant. Later additional options granted vest and become exercisable on the fourth anniversary of the date of grant.

  REPRICING OF OPTIONS

     On July 10, 2001, CoSine repriced 7,220,710 outstanding employee stock options to purchase shares of CoSine's common stock with original exercise prices ranging from $4.00 per share to $40.00 per share. These options were repriced to $1.55 per share, the fair market value of the underlying shares on that date.

     The repricing requires that compensation associated with these options be remeasured until they are exercised, canceled, or expire. During the year ended December 31, 2001, CoSine did not record any deferred stock compensation in connection with these repriced options, as the price of CoSine's stock was not higher than the repriced amount at December 31, 2001.

                          COSINE COMMUNICATIONS, INC.

     Stock activity under the Stock Option Plans was as follows (in thousands, except per share data):

                                                                       OPTIONS OUTSTANDING
                                                                       -------------------
                                                                                 WEIGHTED-
                                                          SHARES                  AVERAGE
                                                       AVAILABLE FOR             PRICE PER
                                                           GRANT       SHARES      SHARE
                                                       -------------   -------   ---------
BALANCE AS OF DECEMBER 31, 1998......................           2        2,618     $0.08
Authorized...........................................      19,000           --        --
Granted..............................................     (12,604)      12,604      0.70
Exercised............................................          --       (4,024)     0.40
Canceled.............................................         436         (436)     0.17
                                                          -------      -------
BALANCE AS OF DECEMBER 31, 1999......................       6,834       10,762      0.69
Authorized...........................................      14,087           --        --
Granted..............................................     (14,941)      14,941      9.94
Exercised............................................          --      (11,061)     3.41
Canceled.............................................       1,075       (1,075)     6.26
                                                          -------      -------
BALANCE AS OF DECEMBER 31, 2000......................       7,055       13,567      8.21
Authorized...........................................       5,103           --        --
Granted..............................................     (16,540)      16,540      2.32
Exercised............................................          --         (494)     0.38
Canceled.............................................      12,998      (12,998)     8.49
                                                          -------      -------
BALANCE AS OF DECEMBER 31, 2001......................       8,616       16,615     $2.36
                                                          =======      =======

     The following table summarizes information concerning options outstanding and exercisable at December 31, 2001 (in thousands, except per share data):

                                            OPTIONS OUTSTANDING
                                      --------------------------------   OPTIONS EXERCISABLE
                                                WEIGHTED-                --------------------
                                                 AVERAGE     WEIGHTED-             WEIGHTED-
                                                REMAINING     AVERAGE               AVERAGE
              RANGE OF                         CONTRACTUAL   EXERCISE               EXERCISE
          EXERCISE PRICES             SHARES      LIFE         PRICE     SHARES      PRICE
          ---------------             ------   -----------   ---------   -------   ----------
$0.04-$1.41.........................   4,097       8.6        $ 0.93      2,489      $ 0.81
1.55-2.24...........................   7,532       8.9          1.57      5,525        1.55
2.25-4.00...........................   3,807       9.2          2.36      2,091        2.42
9.50-21.00..........................   1,179       8.6         12.42        800       10.67
                                      ------                             ------
$0.04-$21.00........................  16,615       8.9        $ 2.36     10,905      $ 2.22
                                      ======                             ======

  2000 EMPLOYEE STOCK PURCHASE PLAN

     In May 2000, the board of directors adopted the 2000 Employee Stock Purchase Plan (Purchase Plan), which was effective upon the closing of the initial public offering. The Purchase Plan qualifies under the provisions of section 423 of the 1986 Internal Revenue Code of the United States. A total of 2,500,000 shares were initially reserved for issuance under the Purchase Plan. Pursuant to terms of the Purchase Plan, the board of directors approved an increase in the number of shares reserved for issuance under the Purchase Plan from 2,500,000 to 4,500,000 effective January 1, 2001. Under the terms of the Purchase Plan, employees may contribute through payroll deductions up to 10% of their compensation to purchase shares at a price equal to 85% of the lower of the fair market value of the common stock at the beginning of the offering period or at the end of the offering period.

                          COSINE COMMUNICATIONS, INC.

  STOCK-BASED COMPENSATION

     During the years ended December 31, 2000 and 1999, CoSine issued stock options to employees with exercise prices that it believed represented the fair value of the stock. In March 2000, after CoSine began the initial offering process, CoSine reevaluated the fair value of its common stock. In connection with the reevaluation, CoSine recorded deferred stock compensation for these stock option grants of $81,029,000 and $33,955,000 in the years ended December 31, 2000 and 1999, respectively, representing the difference between the fair value of the common stock for financial reporting purposes and the exercise price of the underlying options. This amount is recorded as a reduction of stockholders' equity and is being amortized over the vesting period of the individual options, generally four years, using the graded vesting method. CoSine recorded amortization of deferred stock compensation of $29,687,000, $51,563,000 and $3,569,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     During the years ended December 31, 2000 and 1999, CoSine granted common stock options to non-employees at exercise prices that range from $0.15 to $9.50 per share for services provided to CoSine. These options are included in the option tables disclosed above. The options generally vest over four years at a rate of 25% one year from the grant date and ratably monthly thereafter and expire 10 years after the grant date. CoSine recognized expense of $4,000, $8,029,000 and $211,000 in 2001, 2000 and 1999, respectively, for these transactions. The fair value of these options is periodically remeasured as they vest over the performance period and was estimated using the Black-Scholes model with the following assumptions: risk-free interest rate of 5%, expected life of 10 years, a dividend yield of zero, and an expected volatility of CoSine's common stock of 0.6.

     During the fourth quarter of 2000, CoSine converted full-recourse promissory notes received from employees upon the early exercise of unvested employee stock options to non-recourse obligations. Accordingly, CoSine is required to remeasure the compensation associated with these shares until the earlier of the shares vesting, or the note being repaid or defaulted. The result of each remeasurement is deferred compensation expense, which is amortized over the remaining vesting period of the underlying options. In 2001, CoSine recorded a reduction of deferred compensation expense due to the remeasurement of compensation associated with these unvested shares amounting to $31,586,000 and a reversal of amortization of $526,000. In 2000, Cosine recorded additional deferred stock compensation of $39,718,000 and amortization of $8,217,000 relating to the remeasurement of compensation associated with these unvested shares.

  PRO FORMA INFORMATION

     Pro forma information about net loss and net loss per share is required by SFAS 123, which requires the information to be determined as if Cosine has accounted for its employee stock options granted under the fair value method. The fair value of CoSine's options was estimated at the grant date using the Black-Scholes option pricing model with the following assumptions: volatility of
1.15 for 2001 and 0.6 for 2000 and 1999, risk-free interest rate of 5%, an expected life of four years, and a dividend yield of zero. The weighted-average fair values of options granted during 2001, 2000 and 1999 were $2.31, $4.79 and $2.92, respectively. The estimated weighted-average fair value of shares granted under the Purchase Plan in 2001 was $0.52, using a volatility of 1.15, risk-free interest rate of 2% and an expected life of six months.

     Pro forma information is as follows (in thousands, except per share data):

                                                       2001        2000        1999
                                                     ---------   ---------   --------
As reported:
  Net loss allocable to common stockholders........  $(146,253)  $(158,626)  $(37,721)
  Basic and diluted net loss per common share......  $   (1.51)  $   (5.23)  $  (7.49)
Pro forma:
  Net loss allocable to common stockholders........  $(146,253)  $(158,626)  $(37,721)
  Basic and diluted net loss per common share......  $   (1.51)  $   (5.23)  $  (7.49)

                          COSINE COMMUNICATIONS, INC.

     Pro forma net loss and net loss per share equal actual net loss and net loss per share in all years due to the fact that the amortization of deferred stock-based compensation exceeds pro forma compensation expense calculated under SFAS 123.

     The impact of applying SFAS 123 in this pro forma disclosure is not indicative of future pro forma results.

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

     In August 1998, in connection with a facilities lease arrangement, CoSine issued warrants to purchase 157,915 shares of series A preferred stock. The warrants were exercisable at any time at no cost to the holder and expired on the earlier of five years following the issue date or a corporate reorganization. The warrants had a variable measurement date and accordingly they are periodically revalued based on the guidance of EITF No. 96-18. The warrants vested over a period of one year and their fair value was calculated to be $767,000 at December 31, 1999 using the Black-Scholes valuation method, utilizing a volatility factor of 0.6, risk-free interest rate of 5%, and an initial expected life of five years. The fair value of the warrants is being amortized over the term of the lease. These warrants were exercised in June 2000 and converted into 636,420 shares of common stock upon the completion of the initial public offering in September of 2000.

     In May 1998, in connection with a loan and security agreement, CoSine issued warrants to purchase 84,688 shares of series B preferred stock. Upon the closing of the initial public offering, these warrants became warrants to purchase an equivalent number of shares of common stock. The warrants were fully vested immediately upon issuance and exercisable at any time at $0.738 per share and expired five years following the issue date. There are no forfeiture rights. As there were no future performance obligations, the measurement date of the warrants was fixed at the issuance date. The fair value of the warrants was calculated to be $35,000 using the Black-Scholes valuation method, utilizing a volatility factor of 0.6, risk-free interest rate of 5%, and an expected life of five years, and was expensed in full during 1998. In October 2000, these warrants were exercised in a cashless exercise, which resulted in 82,889 shares of common stock being issued net of 1,799 shares delivered in payment of the warrant exercise price.

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

                          COSINE COMMUNICATIONS, INC.

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

     In September 1999, in connection with placement services for the first round of series D issuance, CoSine issued warrants to purchase 148,929 shares of series D preferred stock. The warrants were fully vested immediately upon issuance and exercisable at any time at $3.505 per share and expired five years following the issue date. The warrants were exercised in July 2000 and converted into 148,929 shares of common stock upon completion of the initial public offering. As there were no future performance obligations, the measurement date of the warrants was fixed at the issuance date. The fair value of the warrants was calculated to be $292,000 using the Black-Scholes valuation method, utilizing a volatility factor of 0.6, risk-free interest rate of 5%, and an expected life of five years, and was recorded as series D first round issuance costs.

     In October 1999, in connection with placement services for the second round of series D issuance, CoSine issued warrants to purchase 5,135 shares of series D preferred stock. The warrants were fully vested immediately upon issuance and exercisable at any time at $3.505 per share and expired five years following the issue date. The warrants were exercised in July 2000 and converted into 5,135 shares of common stock upon the completion of the initial public offering. As there were no future performance obligations, the measurement date of the warrants was fixed at the issuance date. The fair value of the warrants was calculated to be $16,000 using the Black-Scholes valuation method, utilizing a volatility factor of 0.6, risk-free interest rate of 5%, and an expected life of five years, and was recorded as series D second round issuance costs.

     In January 2000, upon receipt of a purchase order from a customer, CoSine issued warrants to the customer to purchase 1,233,499 shares of series C preferred stock at $0.81 per share, subject to adjustment. The warrants had a life of four years. They were fully vested and exercisable immediately and were exercised in July 2000 and converted into 1,233,499 shares of common stock upon completion of the initial public offering. As there were no future performance obligations, the measurement date of the warrants was fixed at the issuance date. The fair value of the warrants was calculated to be $10,300,000 using the Black-Scholes valuation method, utilizing a volatility factor of 0.6, risk-free interest rate of 5% and an expected life of four years. The fair value of the warrants was deferred and has since been fully amortized as an offset to receipts from sales, including equity issued in connection with sales as the revenue associated with this order has been recognized.

     In February 2000, upon receipt of a purchase order from a customer, CoSine issued warrants to the customer to purchase 200,000 shares of common stock at $4.00 per share, subject to adjustment. The warrants had a life of four years. They were fully vested and exercisable immediately and were exercised in September 2000. As there were no future performance obligations, the measurement date of the warrants was fixed at the issuance date. The fair value of the warrants was calculated to be $1,840,000 using the Black-Scholes valuation method, utilizing a volatility factor of 0.6, risk-free interest rate of 5% and an expected life of four years. Prior to their exercise, the fair value of the warrants was deferred and has since been fully amortized as

                          COSINE COMMUNICATIONS, INC.

an offset to receipts from sales, including equity issued in connection with sales as the revenue associated with this order has been recognized.

     In March 2000, upon receipt of a purchase order from a customer, CoSine issued warrants to the customer to purchase 468,849 shares of common stock at $3.73 per share, subject to adjustment. The warrants had a life of four years. They were fully vested and exercisable immediately. As there were no future performance obligations, the measurement date of the warrants was fixed at the assumed issuance date. The fair value of the warrants was calculated to be $4,112,000 using the Black-Scholes valuation method, utilizing a volatility factor of 0.6, risk-free interest rate of 5% and an expected life of four years. Prior to their exercise, the fair value of the warrants was deferred, and a portion of the fair value was amortized in 2000 as an offset to receipts from sales, including equity issued in connection with sales. This customer, however, ceased operations during 2001 and therefore the remaining $3,830,000 of unamortized fair value of these warrants was written off. Of the amount written off, approximately $1,092,000 was charged as an offset to receipts from sales, including equity issued in connection with sales, and the remaining balance of $2,738,000 was charged to sales and marketing expense.

     In March 2000, in connection with an equipment lease, CoSine issued warrants for the purchase of 37,500 shares of its common stock at $8.00 per share to a leasing company. The warrants may be exercised at any time before the earlier of 10 years from the date of the warrant or the fifth anniversary of the initial public offering. As there are no future performance obligations, the measurement date of the warrants was fixed at the issuance date. The fair value of the warrant was calculated to be $357,000 using the Black-Scholes valuation method utilizing a volatility factor of 0.6, risk-free interest rate of 5% and an expected life of 10 years. This amount was deferred as prepaid interest and is being amortized over the lease term of three years.

     In April 2000, for assistance with specific marketing activities CoSine agreed to issue a warrant to a customer for the purchase of 75,000 shares of common stock at $15.00 per share, subject to adjustment. The issuance of the warrant was contingent upon the customer obtaining financing for its purchase order. The customer subsequently sought protection under Chapter 11 of the United States federal bankruptcy code, and accordingly the warrants were not issued.

     At December 31, 2001, warrants to purchase 304,878 and 37,500 shares of common stock at $0.738 per share and $8.00 per share, respectively, were outstanding. At December 31, 2000, warrants to purchase 304,878, 468,849 and 37,500 shares of common stock at $0.738 per share, $3.73 per share and $8.00 per share, respectively, were outstanding.

7.  RELATED PARTIES

     As of December 31, 2001 and 2000, CoSine had non-recourse promissory notes receivable of $3,360,000 and $5,577,000, respectively, from officers of CoSine. The notes are secured by a pledge of CoSine's common stock and have annual interest rates ranging from 6.09% to 6.77%. The notes and interest accrued but unpaid are due and payable during 2008. During 2001, one officer, whose employment with CoSine terminated, defaulted on the payment of a non-recourse loan amounting to $2,019,000 secured by 212,500 shares of common stock.

     As of December 31, 2001 and 2000, CoSine had non-recourse promissory notes receivable secured by a pledge of CoSine's common stock totaling $22,106,000 and $30,944,000, respectively, from non-officer employees of CoSine for the payment of stock option exercises. Yearly interest on the notes ranges from 6.09% to 6.77%. The notes are due and payable at the earliest of 10 years from the date of loan, the date of the employee's termination or the date the shares are sold. During 2001 and 2000, non-officer employees defaulted on notes receivable in the amounts of $8,632,000 and $131,000, respectively, secured by 2,002,054 shares and 136,679 shares of common stock, respectively.

                          COSINE COMMUNICATIONS, INC.

     In 1999 and 2000, CoSine issued a total of 18,764 shares of common stock to a firm of immigration attorneys in lieu of compensation. A partner of that firm is a relative of a former officer of CoSine.

     During 2000, certain CoSine officers purchased stock in AduroNet Limited. The officer's total holdings represented less than 1% of AduroNet's total outstanding shares. For the year ended December 31, 2000, CoSine recognized revenue of $13,267,000 from AduroNet. As of December 31, 2000, CoSine had deferred revenue and accounts receivable from AduroNet of $3,078,000 and $631,000, respectively. In February 2001, AduroNet became insolvent and subsequently filed for provisional liquidation under British law.

8.  INCOME TAXES

     The provisions for income taxes of $837,000 and $264,000 for the years ended December 31, 2001 and 2000, respectively, are comprised entirely of foreign corporate income taxes. Due to operating losses and CoSine's inability to recognize an income tax benefit from these losses, there is no provision for income taxes for the year ended December 31, 1999.

     The difference between the provisions for income taxes and the amounts computed by applying the federal statutory income tax rate to the losses before income taxes are explained below (in thousands):

                                                         2001       2000       1999
                                                       --------   --------   --------
U.S. federal tax benefit at federal statutory rate...  $(50,896)  $(54,552)  $(13,206)
Loss for which no tax benefit is currently
  recognizable.......................................    46,030     42,785     13,206
Non-cash charges related to equity issuances.........     5,703     12,031         --
                                                       --------   --------   --------
  Total provision....................................  $    837   $    264   $     --
                                                       ========   ========   ========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of CoSine's deferred tax assets are as follows (in thousands):

                                                                2001        2000
                                                              ---------   --------
Deferred tax assets:
  Net operating loss carryforwards..........................  $  60,003   $ 21,114
  Equity related charges....................................     17,190     13,398
  Tax credit carryforwards..................................      4,266      3,103
  Deferred revenue..........................................        954      4,150
  Inventory reserve.........................................      6,094      6,309
  Capitalized research and development......................      5,608      3,049
  Accruals and reserves not currently deductible............      6,594      5,448
                                                              ---------   --------
Total deferred tax assets...................................    100,709     56,571
Valuation allowance.........................................   (100,709)   (56,571)
                                                              ---------   --------
  Net deferred tax assets...................................  $      --   $     --
                                                              =========   ========

     Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" provides for the recognition of deferred tax assets if realization of the deferred tax assets is more likely than not. Based upon the weight of available evidence, which includes CoSine's historical operating performance and the reported cumulative net losses in all prior years, CoSine has provided a full valuation allowance against its net deferred tax assets. The valuation allowance increased by $44,138,000 in 2001 and $42,071,000 in 2000. The
valuation allowance at December 31, 2001 includes approximately $17,200,000 relating to equity issuances, which will be credited to stockholders' equity when realized. December 31, 2000 includes approximately $13,400,000 relating to equity issuances, which will be credited to stockholders' equity when realized.

                          COSINE COMMUNICATIONS, INC.

     As of December 31, 2001, CoSine had federal and state net operating loss carryforwards of approximately $153,000,000 and $110,000,000, respectively. As of December 31, 2000, CoSine had federal and state net operating loss carryforwards of approximately $54,000,000 and $34,000,000, respectively. As of December 31, 2001, CoSine also had federal and state research and development tax credit carryforwards of approximately $2,600,000 and $2,500,000, respectively. As of December 31, 2000, CoSine also had federal and state research and development tax credit carryforwards of approximately $2,000,000 and $1,700,000, respectively. The net operating loss and tax credit carryforwards will expire at various dates beginning in 2005, if not utilized.

     Use of the net operating loss and tax credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization.

9.  RESTRUCTURING CHARGES

     In April and September of 2001 CoSine's senior management approved restructuring plans to reduce its worldwide workforce, close certain sales offices, exit certain facilities and idle certain property and equipment. Employees affected by the April 2001 plan were notified and terminated in April 2001. With respect to the September 2001 plan, notification was given to employees on September 28, 2001 that certain job functions would be eliminated and that particular termination benefits would be paid to affected employees. The restructuring programs were implemented to reduce operating expenses and conserve cash.

     Details of the restructuring charges for the year ended December 31, 2001 are as follows (in thousands):

                                                                        NON-     PROVISION
                                                              CASH      CASH     BALANCE AT
                                                  CHARGES   PAYMENTS   CHARGES    YEAR END
                                                  -------   --------   -------   ----------
Worldwide workforce reduction...................  $3,496     $3,155    $   --      $  341
Write-down of property and equipment............   4,593         --     4,593          --
Lease commitments and other.....................     902        135        --         767
                                                  ------     ------    ------      ------
                                                  $8,991     $3,290    $4,593      $1,108
                                                  ======     ======    ======      ======

     As a result of the workforce reductions, approximately 55 employees were terminated in the second quarter, and approximately 50 employees were designated for termination in the third quarter restructuring plan and were then terminated in the fourth quarter. The employees in both workforce reductions were from all functional groups and were primarily located in the Redwood City, California offices. Certain property and equipment has been written down to its expected realizable value.

     Amounts related to the worldwide workforce reduction will be paid out through mid-2002, and lease commitments will also be paid out over the respective lease terms through mid-2002.

10.  SUBSEQUENT EVENT (UNAUDITED)

     In January 2002, the board of directors adopted the 2002 Stock Plan (2002
Plan). The purpose of the 2002 Plan is to make common shares of CoSine available for issuance pursuant to the exercise of stock options previously issued under the 1997 Plan, subsequently reacquired by CoSine and not otherwise available for reissuance under the 1997 Plan or the 2000 Plan. The 2002 Plan does not increase the total aggregate number of common shares of CoSine originally reserved for issuance under all stock option plans.

     The 2002 Plan provides for the grant of nonstatutory stock options to employees (excluding officers) and consultants. Stock options granted under the 2002 Plan will be at prices not less than the fair value of the common stock at the date of grant. The term of each option, generally 10 years or less, will be determined by CoSine.

                          COSINE COMMUNICATIONS, INC.

     An aggregate of 3,357,908 common shares of CoSine were reserved for issuance under the 2002 Plan upon its adoption representing common shares of Cosine previously issued pursuant to the exercise of options granted under the 1997 Plan which, as of the date of the adoption of the 2002 Plan, had been subsequently reacquired by CoSine pursuant to repurchase rights contained in restricted stock purchase agreements or pursuant to optionee defaults on promissory notes issued in connection with the exercise of such options ("Reacquired Shares"). Up to an additional 6,642,092 common shares of CoSine previously issued pursuant to the exercise of options granted under the 1997 Plan will be reserved for issuance under the 2002 Plan in the event such common shares of CoSine become Reacquired Shares in the future.

     A maximum aggregate of 10,000,000 common shares of CoSine may be reserved for issuance under the 2002 Plan. No common shares of CoSine which were not previously issued under the 1997 Plan and subsequently reacquired by CoSine have been or will be reserved for issuance under the 2002 Plan.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL FINANCIAL INFORMATION

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by these Part III, Items 10, 11, 12 and 13 are omitted and incorporated herein by reference to CoSine's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders to be filed within 120 days of the end of CoSine's fiscal year ended December 31, 2001. However, no information set forth in the Proxy Statement regarding the Report of the Compensation Committee on Executive Compensation or the performance graph, or the Report of the Audit Committee shall be deemed incorporated by reference into this Form 10-K.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Information about compliance with section 16(a) of the Securities and Exchange Act is incorporated by reference to CoSine's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders to be filed within 120 days of the end of CoSine's fiscal year ended December 31, 2001.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Annual Report on Form 10-K:

          (1) Financial Statements:

                                                               PAGE
                                                               ----
Statement of Management Responsibility......................    31
Report of Independent Auditors..............................    32
Consolidated Balance Sheets -- December 31, 2001 and 2000...    33
Consolidated Statements of Operations -- Years ended
  December 31, 2001, 2000 and 1999..........................    34
Consolidated Statements of Redeemable Convertible Preferred
  Stock, Stockholders'
Equity (Net Capital Deficiency) and Comprehensive
  Loss -- Years ended December 31, 2001, 2000 and 1999......    35
Consolidated Statements of Cash Flows -- Years ended
  December 31, 2001, 2000 and 1999..........................    37
Notes to Consolidated Financial Statements..................    38

          (2) Financial Statement Schedules:

Schedule II -- Valuation and Qualifying Accounts............    58

          All other schedules are omitted as they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

          (3) Exhibits:

          See Exhibit Index on page 60. The Exhibits listed in the accompanying
     Exhibit Index are filed as part of this Annual Report on Form 10-K.

     (b) Reports on Form 8-K.

         None.

                       SUPPLEMENTAL FINANCIAL INFORMATION

                                         2000                                          2001
                       -----------------------------------------   ---------------------------------------------
                         1ST        2ND        3RD        4TH        1ST         2ND          3RD         4TH
                       QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER(2)   QUARTER(2)   QUARTER
                       --------   --------   --------   --------   --------   ----------   ----------   --------
                                                              (UNAUDITED)
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue..............  $  2,369   $  5,253   $  7,201   $ 16,284   $  6,055    $  7,127     $  9,826    $ 11,285
Gross profit
  (loss).............      (525)       872        210      6,624     (2,790)      2,685       (1,941)      6,125
Net loss.............   (24,150)   (32,886)   (52,272)   (46,818)   (41,846)    (39,094)     (41,926)    (23,387)
Basic and diluted net
  loss per common
  share..............  $  (3.22)  $  (3.98)  $  (4.72)  $  (0.51)  $  (0.44)   $  (0.41)    $  (0.43)   $  (0.24)
Pro forma basic and
  diluted net loss
  per common
  share(1)...........  $  (0.38)  $  (0.45)  $  (0.66)  $  (0.51)  $  (0.44)   $  (0.41)    $  (0.43)   $  (0.24)

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

(2) Includes restructuring charges of $2.0 million in the second quarter of 2001 and $7.0 million in the third quarter of 2001.

                          COSINE COMMUNICATIONS, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                           BALANCE AT       CHARGED TO      ADDITIONS      BALANCE AT END
CLASSIFICATION                          BEGINNING OF YEAR    EXPENSES    (DEDUCTIONS)(1)      OF YEAR
--------------                          -----------------   ----------   ---------------   --------------
                                                                 (IN THOUSANDS)
Year ended December 31, 2001:
  Reserves for accounts receivable....        $631            $1,385         $(1,316)           $700
                                              ====            ======         =======            ====
Year ended December 31, 2000:
  Reserves for accounts receivable....        $ --            $  631         $    --            $631
                                              ====            ======         =======            ====
Year ended December 31, 1999..........        $ --            $   --         $    --            $ --
                                              ====            ======         =======            ====

---------------

(1) Represents write offs of accounts receivable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2002.

                                          COSINE COMMUNICATIONS, INC.

                                          BY:      /s/ STEVE GOGGIANO
                                            ------------------------------------
                                                       Steve Goggiano
                                               President and Chief Executive
                                                           Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steve Goggiano, Jill Bresnahan and Terry Gibson, and each of them acting individually, his true and lawful attorneys-in-fact and agents, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each of said attorneys-in-fact, or his substitute or substitutes, and each of them, hereby ratifying and confirming all that such attorneys-in-fact, or any substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 13, 2002 by the following persons in the capacities indicated.

                  SIGNATURE                                         TITLE
                  ---------                                         -----
             /s/ STEVE GOGGIANO                    President, Chief Executive Officer and
---------------------------------------------      Director (Principal Executive Officer)
               Steve Goggiano

              /s/ TERRY GIBSON                  Executive Vice President and Chief Financial
---------------------------------------------    Officer (Principal Financial and Accounting
                Terry Gibson                                      Officer)

              /s/ DONALD GREEN                       Chairman of the Board and Director
---------------------------------------------
                Donald Green

             /s/ CHARLES J. ABBE                                  Director
---------------------------------------------
               Charles J. Abbe

               /s/ VINTON CERF                                    Director
---------------------------------------------
                 Vinton Cerf

             /s/ R. DAVID SPRENG                                  Director
---------------------------------------------
               R. David Spreng

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
  3.1*   Second Amended and Restated Certificate of Incorporation, as
         amended (incorporated by reference to Exhibit 3.2 to Form 8A
         (file no. 000-30715) filed May 26, 2000).
  3.2*   Bylaws (incorporated by reference to Exhibit 3.3 to Form 8A
         (file no. 000-30715) filed May 26, 2000).
  3.3*   First Amendment to Bylaws dated April 30, 2001 (incorporated by reference to Exhibit 3.3 to Form 10-Q filed August 13,
         2001).
 10.1*   Form of Indemnification Agreement entered into by the
         Registrant with each of its directors and officers
         (incorporated by reference to Exhibit 10.1 of Amendment No.
         1 to Registration Statement on Form S-1 filed June 6, 2000).
 10.2*   2000 Stock Plan and forms of agreements thereunder
         (incorporated by reference to Exhibit 10.2 of Amendment No.
         1 to Registration Statement on Form S-1 filed June 6, 2000).
 10.3*   2000 Employee Stock Purchase Plan and forms of agreements
         thereunder (incorporated by reference to Exhibit 10.3 of
         Amendment No. 1 to Registration Statement on Form S-1 filed
         June 6, 2000).
 10.4*   2000 Director Option Plan and forms of agreements thereunder
         (incorporated by reference to Exhibit 10.4 of Amendment No.
         1 to Registration Statement on Form S-1 filed June 6, 2000).
 10.5*   1997 Stock Plan (as amended and restated) and forms of
         agreements thereunder (incorporated by reference to Exhibit
         10.5 of Registration Statement on Form S-1 filed April 28,
         2000).
 10.6*   Third Amended and Restated Investors' Rights Agreement
         (incorporated by reference to Exhibit 10.6 of Amendment No.
         1 to Registration Statement on Form S-1 filed June 6, 2000).
 10.7*   Master Equipment Lease Agreement between the Registrant and
         Relational Funding Corporation dated as of February 1, 2000
         (incorporated by reference to Exhibit 10.7 of Amendment No.
         1 to Registration Statement on Form S-1 filed June 6, 2000).
 10.8*   Loan and Security Agreement between Registrant and Venture
         Lending and Leasing II, Inc. dated as of September 21, 1998
         (incorporated by reference to Exhibit 10.8 of Amendment No.
         1 to Registration Statement on Form S-1 filed June 6, 2000).
 10.9*   Amended and Restated Supplement between Registrant and
         Venture Lending and Leasing II, Inc. dated as of October 21,
         1998 (incorporated by reference to Exhibit 10.9 of Amendment
         No. 1 to Registration Statement on Form S-1 filed June 6,
         2000).
 10.10*  Master Loan and Security Agreement between Registrant and
         Finova Capital Corporation date as of May 19, 1999
         (incorporated by reference to Exhibit 10.10 of Amendment No.
         1 to Registration Statement on Form S-1 filed June 6, 2000).
 10.11*  Loan and Security Agreement between Registrant and Silicon
         Valley Bank dated as of May 29, 1998 (incorporated by
         reference to Exhibit 10.11 of Amendment No. 1 to
         Registration Statement on Form S-1 filed June 6, 2000).
 10.12*  Loan Modification Agreement between Registrant and Silicon
         Valley Bank dated as of June 22, 1998 (incorporated by
         reference to Exhibit 10.12 of Registration Statement on Form
         S-1 filed April 28, 2000).
 10.13*  Loan and Security Agreement between Registrant and Silicon
         Valley Bank dated as of September 30, 1999 (incorporated by reference to Exhibit 10.13 of Amendment No. 1 to
         Registration Statement on Form S-1 filed June 6, 2000).
 10.14*  Building Lease Agreement between Registrant and Westport
         Joint Venture dated as of May 26, 1998 (incorporated by
         reference to Exhibit 10.14 of Amendment No. 1 to
         Registration Statement on Form S-1 filed June 6, 2000).
 10.15*  Amendment No. 1 to Lease between Registrant and Westport
         Joint Venture dated as of September 9, 1999 (incorporated by reference to Exhibit 10.15 of Registration Statement on Form
         S-1 filed April 28, 2000).
 10.16*  Building Lease Agreement between Registrant and Westport
         Joint Venture dated as of September 20, 1999 (incorporated by reference to Exhibit 10.16 of Amendment No. 1 to
         Registration Statement on Form S-1 filed June 6, 2000).

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 10.17   2002 Stock Plan and forms of agreements thereunder.
 21.1    Subsidiaries of the Registrant.
 23.1    Consent of Independent Auditors.

---------------

* Previously filed.