Form 10-Q
period 2002-03-31
COSINE COMMUNICATIONS INC
filed 2002-05-08
CIK 1060824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     There were 101,467,568 shares of the Company’s Common Stock, par value $.0001, outstanding on April 30, 2002.

COSINE COMMUNICATIONS, INC.

FORM 10-Q

Quarter ended March 31, 2002

		Page

PART I

Item 1.	Consolidated Financial Statements:

	Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001.	3

	Consolidated Statements of Operations for the Three Months Ended March 31, 2002 and March 31, 2001.	4

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and March 31, 2001.	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

PART II

Item 2.	Changes in Securities and Use of Proceeds	20

Item 6.	Exhibits and Reports on Form 8-K	20

Signature		21

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

COSINE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	March 31,	December 31,
	2002	2001

	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$51,358	$73,868
Short-term investments	99,189	91,010
Accounts receivable:
Trade (net of allowance for doubtful accounts of $402 and $700 at March 31, 2002 and December 31, 2001, respectively)	5,737	13,978
Other	953	1,277
Inventory	6,744	5,229
Prepaid expenses and other current assets	6,260	5,736

Total current assets	170,241	191,098
Property and equipment, net	25,233	28,724
Long-term deposits	1,018	1,136
Other assets	152	245

	$196,644	$221,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,767	$3,210
Provision for warranty claims	1,975	2,505
Accrued other liabilities	5,659	8,989
Accrued compensation	5,547	4,221
Deferred revenue	2,363	2,713
Current portion of equipment and working capital loans	2,436	2,549
Current portion of obligations under capital lease	3,577	3,487

Total current liabilities	24,324	27,674
Long-term portion of equipment and working capital loans	1,439	1,992
Long-term portion of obligations under capital lease	975	1,905
Accrued rent	2,636	2,556
Other long-term liabilities	12	11
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 3,000,000 authorized, none issued and outstanding	—	—
Common stock, $.0001 par value, 300,000,000 shares authorized; 101,570,068 and 102,020,060 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	10	10
Additional paid-in capital	569,944	575,885
Notes receivable from stockholders	(20,958)	(25,466)
Accumulated other comprehensive income	164	481
Deferred compensation	(9,423)	(14,321)
Accumulated deficit	(372,479)	(349,524)

Total stockholders’ equity	167,258	187,065

	$196,644	$221,203

See accompanying notes.

(1)  The information in this column was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2001.

COSINE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Revenue	$7,093	$6,055
Cost of goods sold[1]	3,367	8,845

Gross profit (loss)	3,726	(2,790)

Operating expenses:
Research and development[2]	12,831	18,697
Sales and marketing[3]	10,879	16,370
General and administrative[4]	3,850	6,983

Total operating expenses	27,560	42,050

Loss from operations	(23,834)	(44,840)

Other income (expenses):
Interest income and other	1,343	3,795
Interest expense[5]	(303)	(488)

Total other income (expenses)	1,040	3,307

Loss before income tax provision	(22,794)	(41,533)
Income tax provision	161	313

Net loss	$(22,955)	$(41,846)

Basic and diluted net loss per common share	$(0.23)	$(0.44)

Shares used in computing per share amounts	99,200	94,979

[1]	Cost of goods sold includes $350 and $881 for the three months ended March 31, 2002 and 2001, respectively, of non-cash charges related to equity issuances.

[2]	Research and development expenses include $1,133 and $5,245 for the three months ended March 31, 2002 and 2001, respectively, of non-cash charges related to equity issuances.

[3]	Sales and marketing expenses include $918 and $3,730 for the three months ended March 31, 2002 and 2001, respectively, of non-cash charges related to equity issuances.

[4]	General and administrative expenses include $642 and $2,299 for the three months ended March 31, 2002 and 2001, respectively, of non-cash charges related to equity issuances.

[5]	Interest expense includes $35 and $42 for the three months ended March 31, 2002 and 2001, respectively, of non-cash charges related to equity issuances.

See accompanying notes.

COSINE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Operating activities:
Net loss	$(22,955)	$(41,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,443	3,332
Non-cash charges related to inventory write down	—	5,257
Amortization of warrants issued for services	52	1,013
Amortization of deferred stock compensation	2,999	12,163
Other, net	31	(22)
Change in operating assets and liabilities:
Accounts receivable, trade	8,241	(4,988)
Other receivables	324	108
Inventory	(1,515)	(9,752)
Prepaid expenses and other current assets	(576)	(682)
Long-term deposits	118	63
Other assets	93	(82)
Accounts payable	(443)	(2,476)
Provision for warranty claims	(530)	(475)
Accrued other liabilities	(3,330)	2,393
Accrued compensation	1,326	2,320
Note payable	—	(223)
Deferred revenue	(350)	2,679
Accrued rent	80	110
Other liabilities	1	(83)

Net cash used in operating activities	(11,991)	(31,191)

Investing activities:
Capital expenditures	(956)	(3,485)
Purchase of short-term investments	(36,643)	(41,684)
Proceeds from sales and maturities of short-term investments	28,147	64,928

Net cash (used in) provided by investing activities	(9,452)	19,759

Financing activities:
Principal payments of equipment and working capital loans and capital leases	(1,506)	(1,451)
Proceeds from issuance of common stock, net	218	24
Proceeds from notes receivable from stockholders	234	97
Repurchase of common stock	(13)	(21)

Net cash used in financing activities	(1,067)	(1,351)

Net (decrease) in cash and cash equivalents	(22,510)	(12,783)
Cash and cash equivalents at the beginning of the period	73,868	126,139

Cash and cash equivalents at the end of the period	$51,358	$113,356

Supplemental information:
Cash paid for interest	$268	$446

Income taxes paid	$161	$313

Cancellation of notes receivable due to repurchase of unvested stock	$4,274	$1,560

See accompanying notes.

COSINE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The unaudited consolidated financial statements have been prepared by CoSine Communications, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of CoSine Communications, Inc. and its wholly owned subsidiaries (“CoSine” or collectively, the “Company”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes included in CoSine’s Annual Report filed on Form 10-K for the year ended December 31, 2001.

     During 2000, CoSine issued warrants to its initial customers, which significantly affected revenue through December 31, 2001. These warrants were issued upon receipt of substantial purchase orders, which were preceded by a period of cooperation with marketing, development and refinement of the Company’s products. Customer revenue consists of receipts from sales, including equity issued in connection with sales, less receipts for equity issued in connection with sales. As of December 31, 2001, the value of the warrants granted to our first three customers was fully amortized and excluded from the determination of revenue. As a result, our revenue in 2002 is no longer affected by the value of warrants granted to customers.

     Below is a reconciliation of revenue for the three months ended March 31, 2002 and 2001 as presented in our statement of operations to show the separate components as indicated (in thousands):

	Three Months Ended
	March 31,

	2002	2001

	(unaudited)
Receipts from sales, including equity issued in connection with sales	$7,093	$7,011
Less: Receipts for equity issued in connection with sales	—	956

Revenue	$7,093	$6,055

2. USE OF ESTIMATES

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates.

3. COMMITMENTS AND CONTINGENCIES

     On September 25, 2000, a technology company initiated correspondence with CoSine asserting that CoSine had used that company’s patented technology without a licensing arrangement. During the first quarter of 2002, the parties resolved this matter by agreeing to a 5-year license agreement under which CoSine agreed to make certain royalty payments. The terms of the license agreement are subject to a confidentiality provision. However, the Company does not believe that these payments will have a material effect on CoSine’s results of operations.

4. INVENTORIES

     Net inventories, stated at the lower of cost (first-in, first-out) or market, consisted of the following, in thousands:

	March 31,	December 31,
	2002	2001

	(unaudited)
Raw materials	$559	$1,170
Semi-finished goods	4,867	2,952
Finished goods	1,318	1,107

	$6,744	$5,229

     Included in net finished goods at March 31, 2002 and December 31, 2001 were $1,231,000 and $516,000, respectively, of goods awaiting customer acceptance and $86,000 and $591,000, respectively, of goods used for customer evaluation purposes. During the three months ended March 31, 2002, $409,000 of fully reserved inventory was sold. During the three months ended March 31, 2001, inventory was written down by $5,257,000.

5. NET LOSS PER COMMON SHARE

     Basic net loss per common share is calculated based on the weighted-average number of common shares outstanding during the periods presented, less weighted-average shares outstanding that are subject to CoSine’s right of repurchase. Common stock equivalents consisting of convertible preferred stock, stock options and warrants (calculated using the treasury stock method), have been excluded from the diluted net loss per common share computations, as their inclusion would be antidilutive. These securities amounted to 22,044,000 shares and 18,314,000 shares for the three months ended March 31, 2002 and 2001, respectively.

     The calculations of basic and diluted net loss per share are shown below, in thousands, except per share data:

	Three Months Ended
	March 31,

	2002	2001

	(unaudited)
Net loss	$(22,955)	$(41,846)

Basic and diluted:
Weighted-average shares of common stock outstanding	101,765	103,566
Weighted-average shares subject to repurchase	(2,565)	(8,587)

Weighted-average shares used in basic and diluted net loss per common share	99,200	94,979

Basic and diluted net loss per common share	$(0.23)	$(0.44)

6. COMPREHENSIVE LOSS

     The components of comprehensive loss are shown below, in thousands:

	Three Months Ended
	March 31,

	2002	2001

	(unaudited)
Net loss	$(22,955)	$(41,846)
Other comprehensive loss:
Unrealized losses on investments	(300)	(1,416)
Translation adjustment	(17)	(88)

Total other comprehensive loss	(317)	(1,504)

Comprehensive loss	$(23,272)	$(43,350)

7. SEGMENT REPORTING

     CoSine operates in only one operating segment, and substantially all of CoSine’s assets are located in the United States.

     Revenues from customers by geographic region for the three months ended March 31, 2002 and 2001, respectively, were as follows, in thousands:

	Receipts from sales,
	including equity	Receipts for equity
	issued in connection	issued in connection
Region	with sales	with sales	Revenue

Three Months Ended March 31, 2002 (unaudited)
United States	$3,440	$—	$3,440
Asia/Pacific	1,874	—	1,874
Europe	1,779	—	1,779

Total	$7,093	$—	$7,093

Three Months Ended March 31, 2001 (unaudited)
United States	$2,816	$798	$2,018
Asia/Pacific	3,148	—	3,148
Europe	1,047	158	889

Total	$7,011	$956	$6,055

8. RESTRUCTURING CHARGES

     In September 2001 CoSine’s senior management approved a restructuring plan to reduce its worldwide workforce, close certain sales offices, exit certain facilities and idle certain property and equipment. Notification was given to employees on September 28, 2001 that certain job functions would be eliminated and that particular termination benefits would be paid to affected employees. The restructuring program was implemented to reduce operating expenses and conserve cash.

     As a result of the workforce reduction, approximately 50 employees were designated for termination in the restructuring plan and were then terminated in the fourth quarter of 2001. The employees in the workforce reduction were from all functional groups and were primarily located in CoSine’s Redwood City, California offices. In the fourth quarter of 2001, the Company also wrote down certain property and equipment to its expected realizable value.

     Amounts related to the worldwide workforce reduction will be paid out through mid-2002, and lease commitments will also be paid out over the respective lease terms through mid-2002.

     During the three months ended March 31, 2002, the Company paid $320,000 in severance costs and $332,000 for lease commitments.

     Details of the restructuring charges are as follows (in thousands):

	Worldwide	Lease
	workforce	commitments
	reduction	and other	Total

Provision balance at December 31, 2001	$341	$767	$1,108
Cash payments	320	332	652

Provision balance at March 31, 2002	$21	$435	$456

9. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations,” (SFAS 141) which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination completed after June 30, 2001. As of July 1, 2001, the Company adopted this accounting standard.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 was effective January 1, 2002. This accounting standard requires that goodwill no longer be amortized, and instead, be tested for impairment at least annually. In addition, within six months of adopting the new accounting standard, a transitional impairment test must be completed and any impairments identified must be reported as a cumulative effect of a change in accounting principle. The adoption of SFAS 142 had no impact on the Company’s financial statements.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS 144) which addresses financial accounting and reporting for impairment or disposal of long-lived assets. SFAS 144 was effective January 1, 2002. SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, and the accounting and reporting provisions relating to the disposal of segments of a business under Accounting Principles Board Opinion No. 30. The adoption of SFAS 144 did not have a significant impact on the Company’s financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify forward-looking statements. Factors that might cause such a difference include, but are not limited to, product development, commercialization and technology difficulties, manufacturing costs, the impact of competitive products, pricing pressures, changing customer requirements, timely availability and acceptance of new products, changes in economic conditions in the various markets we serve and those factors discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

OVERVIEW

     We develop, market and sell a communications platform that we refer to as our IP Service Delivery Platform. Our product is designed to enable network service providers to rapidly deliver computer applications and communications services from within their networks. We market our IP Service Delivery Platform through our direct sales force and through resellers to network service providers in Asia, Europe and North America. We provide customer service and support for our products.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, inventory valuation, warranties and allowances for doubtful accounts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for certain judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The following accounting policies are significantly affected by our judgments and estimates in the preparation of our consolidated financial statements.

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

     Certain of our sales arrangements require formal acceptance by the customer. In such cases, we do not recognize revenue until we have received formal notification of acceptance. Although we work closely with our customers to help them achieve satisfaction with our products prior to and after acceptance, the timing of customer acceptance can affect the timing of our revenue.

Inventory Valuation

     In assessing the value of our inventory, we are required to make judgments as to future demand and then compare that demand with current inventory quantities and firm purchase commitments. If our inventories and firm purchase commitments are in excess of forecasted demand, we write down the value of our inventory. Inventory write-downs are charged to cost of sales. During the first quarter of 2001, we charged significant inventory write-downs to cost of sales as the result of reduced forecasted demand for our first-generation product. In future periods, if actual demand for our products is less than our forecasts, additional inventory write-downs may be required.

Warranties

     When we recognize revenue from each sale, we include estimated warranty costs in cost of sales. Our warranty obligation is affected by product failure rates, materials usage and service delivery costs incurred in correcting product failures. In future periods, if actual product failure rates, materials usage or service delivery costs differ from our estimates, adjustments to cost of sales may result.

Allowance for Doubtful Accounts

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to pay our invoices. In order to estimate the appropriate level of this allowance, we analyze historical bad debts, customer concentrations, current customer credit-worthiness, current economic trends and changes in our customer payment patterns. In future periods, if the financial condition of our customers were to deteriorate and affect their ability to make payments, additional allowances could be required.

Impact of Equity Issuances on Operating Results

     Equity issuances have a material impact on our operating results. The equity issuances that have affected operating results to date include warrants granted to customers and suppliers, stock options granted to employees and consultants and stock issued in lieu of cash compensation to suppliers.

     Our revenue in 2001 was affected significantly by warrants issued to our first three customers: Qwest Communications International, Inc., AduroNet Limited and Broadband Office, Inc. These warrants were issued upon receipt of substantial purchase orders that were preceded by a period of cooperation with us in the marketing, development and refinement of our products. Our revenue from these customers consisted of receipts from sales, including equity issued in connection with sales, less receipts for equity issued in connection with sales. As of December 31, 2001, the value of the warrants granted to these customers was fully amortized and excluded from the determination of revenue. As a result, our revenue in 2002 is no longer affected by the value of warrants granted to customers.

     Our costs of goods sold and operating expenses are also affected significantly by charges related to warrants and options issued for services. Furthermore, some of our employee stock option transactions have resulted in deferred compensation, which is presented as a reduction to stockholders’ equity on our balance sheet and is amortized over the vesting period of the applicable options using the graded vesting method.

     The compensation associated with shares and options relating to the following transactions is required to be remeasured at the end of each accounting period. Each remeasurement will result in unpredictable charges or credits, to be recorded as non-cash charges related to equity issuances in future periods, depending on future fluctuations in the market price of our common stock:

Non-recourse promissory notes receivable: During the fourth quarter of 2000, we converted full-recourse promissory notes received from employees upon the early exercise of unvested employee stock options to non-recourse obligations. Accordingly, we are required to remeasure the compensation associated with these shares each quarter until the earlier of the vesting of the shares or the repayment of the amounts owed under the note. Deferred compensation expense, which is recorded at each remeasurement, is amortized over the remaining vesting period of the underlying options.

Repriced stock options: During the third quarter of 2001, we repriced 7,220,710 unexercised employee stock options to $1.55 per share. These options had previously been granted at prices ranging from $4.00 to $40.00 per share. The repricing requires that compensation be remeasured for these options until they expire or are exercised or canceled.

RESULTS OF OPERATIONS

     For the three months ended March 31, 2002 and 2001, we reported basic and diluted net losses per common share of $0.23 and $0.44, respectively. The effect of equity issuances to customers, suppliers, employees and consultants increased net loss per common share by $0.03 and $0.14 per share for the three months ended March 31, 2002 and 2001, respectively.

Revenue

     During 2000, CoSine issued warrants to its first three customers, which significantly affected revenue through December 31, 2001. These warrants were issued upon receipt of substantial purchase orders, which were preceded by a period of cooperation with marketing, development and refinement of the Company’s products. Customer revenue consists of receipts from sales, including equity issued in connection with sales, less receipts for equity issued in connection with sales. As of December 31, 2001, the value of the warrants granted to our first three customers was fully amortized and excluded from the determination of revenue. As a result, our revenue in 2002 is no longer affected by the value of warrants granted to customers.

     For the three months ended March 31, 2002, revenue was $7.1 million of which 77% was from hardware sales, 14% was from software sales and 9% was from sales of services. For the three months ended March 31, 2001, revenue was $6.1 million of which 42% was from hardware sales, 11% was from software sales and 47% was from sales of services. Revenue in the first three months of 2002 reflected sales to a higher number of customers; however, order amounts by each customer where lower. The higher percentage of revenue from sales of services in 2001 was due to sales agreements to our initial customers that contained larger service elements.

     Below is a reconciliation of revenue for the three months ended March 31, 2002 and 2001 as presented in our statement of operations to show the separate components as indicated (in thousands):

	Three Months Ended
	March 31,

	2002	2001

	(unaudited)
Receipts from sales, including equity issued in connection with sales	$7,093	$7,011
Less: Receipts for equity issued in connection with sales	—	956

Revenue	$7,093	$6,055

     During the year ended December 31, 2000 we issued the following warrants to customers:

     A warrant exercisable for 1,233,499 shares of our series C preferred stock at an exercise price of $0.81 per share issued to Qwest Communications upon receipt of a purchase order from Qwest for $18.3 million of our products and services;

     A warrant exercisable for 200,000 shares of our common stock at an exercise price of $4.00 per share issued to AduroNet Ltd. upon receipt of a purchase order from AduroNet for $20.7 million of our products and services; and

     A warrant exercisable for 468,849 shares of our common stock at an exercise price of $3.73 per share issued to BroadBand Office upon receipt of a purchase order from BroadBand Office for $20.0 million of our products and services. BroadBand filed for bankruptcy in the second quarter of 2001 and subsequently CoSine wrote off the remaining unamortized portion of this warrant.

     We calculated the fair value of these customer-related warrants to be $16.3 million ($10.3 million in the case of Qwest, $1.9 million in the case of AduroNet and $4.1 million in the case of BroadBand Office). These values were calculated using the Black-Scholes option pricing model, using volatility of 0.6, a risk-free interest rate of 5% and an expected life of four years. Of this amount, $1.0 million was excluded from revenue for the three months ended March 31, 2001.

Non-Cash Charges Related to Equity Issuances

     During the three months ended March 31, 2002 and 2001, we amortized $3.1 million and $12.2 million, respectively, of non-cash charges related to equity issuances to cost of goods sold and operating expenses.

Cost of Goods Sold

     For the three months ended March 31, 2002, cost of goods sold was $3.4 million, of which $3.4 million or 100% represented materials, labor, production overhead, warranty and the costs of providing services, $0.4 million or 12% represented amortization of deferred compensation related to stock options granted to employees in manufacturing operations and a benefit of $0.4 million or 12% represented inventory sold that had previously been written down.

     For the three months ended March 31, 2001, cost of goods sold was $8.8 million, of which $2.7 million or 31% represented materials, labor, production overhead, warranty and the costs of providing services, $5.3 million or 59% represented inventory reserve provisions and $0.8 million or 10% represented amortization of deferred compensation.

Gross Profit (Loss)

     For the three months ended March 31, 2002, gross profit was $3.7 million and for the three months ended March 31, 2001, gross loss was $2.8 million. In the first three months of 2002, there were no inventory write-downs, and there was a benefit of $0.4 million for inventory sold that had previously been written down. In the first three months of 2001, there was an inventory write-down of $5.3 million.

Research and Development Expenses

     Research and development expenses were $12.8 million and $18.7 million for the three months ended March 31, 2002 and 2001, respectively. This represents a decrease of $5.9 million or 31%. This primarily resulted from decreased non-cash charges related to equity issuances due to our use of an accelerated amortization method for employee stock compensation, which results in lower charges in each subsequent period. Additionally, salary and employee-related expenses were reduced reflecting lower headcount in the current period. Non-cash charges related to equity issuances were $1.1 million and $5.2 million for the three months ended March 31, 2002 and 2001, respectively.

Sales and Marketing Expenses

     Sales and marketing expenses were $10.9 million and $16.4 million for the three months ended March 31, 2002 and 2001, respectively. This represents a decrease of $5.5 million or 34%. This primarily resulted from decreased non-cash charges related to equity issuances due to our use of an accelerated amortization method for employee stock compensation, which results in lower charges in each subsequent period. Additionally, salary and employee-related expenses were reduced reflecting lower headcount in the current period and lower travel expenses due to the implementation of cost saving policies. Non-cash charges related to equity issuances were $0.9 million and $3.7 million for the three months ended March 31, 2002 and 2001, respectively.

General and Administrative Expenses

     General and administrative expenses were $3.9 million and $7.0 million for the three months ended March 31, 2002 and 2001, respectively. This represents a decrease of $3.1 million or 45%. This primarily resulted from decreased non-cash charges related to equity issuances due to our use of an accelerated amortization method for employee stock compensation, which results in lower charges in each subsequent period. Additionally, salary and recruiting expenses were reduced reflecting lower headcount in the current period. There were also decreased expenses for outside professional services as in-house legal personnel were utilized, and reduced need for outside systems personnel as requirements for internal systems development declined. Non-cash charges related to equity issuances were $0.6 million and $2.3 million for the three months ended March 31, 2002 and 2001, respectively.

Interest and Other Income

     For the three months ended March 31, 2002, interest and other income was $1.3 million, a decrease of $2.5 million from the comparable period in 2001. This reflects decreased interest income due to lower levels of cash and short-term investments and lower interest rates on invested amounts.

Interest Expense

     For the three months ended March 31, 2002, interest expense was $0.3 million compared with $0.5 million of interest expense in the comparable period of 2001. The reduction reflects a decline in our debt.

Income Tax Provision

     The provisions for income taxes were $0.2 million and $0.3 million for the three months ended March 31, 2002 and 2001, respectively, and were comprised entirely of foreign corporate income taxes, which are a function of our operation of subsidiaries in various countries.

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

Cash, Cash Equivalents and Short-Term Investments

     At March 31, 2002, cash, cash equivalents and short-term investments were $150.5 million. This compares with $164.9 million at December 31, 2001.

Operating Activities

     We used $12.0 million and $31.2 million of cash in operations for the three months ended March 31, 2002 and 2001, respectively. The decrease in net cash used in operating activities was the result of a lower net loss and an improvement in working capital. The working capital improvement was due to cash provided by accounts receivable and inventory; the improvement was partially offset by cash used in accrued other liabilities.

Investing Activities

     For the three months ended March 31, 2002 and 2001, we used $9.5 million and provided $19.8 million, respectively, in cash from investing activities. This reflects a decrease of $31.7 million for net proceeds from the sale of short-term investments offset by a decrease in capital expenditures of $2.5 million.

Financing Activities

     For the three months ended March 31, 2002 and 2001, $1.1 million and $1.4 million in cash was used in financing activities, respectively. This primarily reflects principal payments on working capital loans and capital leases.

OUTLOOK

     We believe that capital spending in the telecommunications industry will recover in the long-term (two to five years). However, due to reductions in capital spending plans by our customers and uncertainty within the telecommunications industry, the current and short-term outlook (up to two years) for growth is not favorable. The lack of capital availability for many emerging service providers combined with the emphasis of larger service providers on reducing operating expenses, has caused a significant reduction in capital spending in the industry as a whole. While we believe this is a short-term (up to two years) phenomenon, it has had a direct impact on our operations. We anticipate that this capital spending trend will continue to have a substantial, adverse effect on our revenue growth substantially for at least the remainder of the current fiscal year. Because capital continues to be scarce, we believe that pricing will continue to be under pressure as each potential customer attempts to improve returns on invested capital.

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

     Many large telecommunications service providers purchase capital equipment from vendors with a history of successful operations including positive cash flow. Our history of losses and use of cash in operations may cause certain service providers to decide not to purchase our equipment because of concerns regarding our long-term financial viability and our ability to support their businesses. Unless we can generate positive cash flows by either increasing revenues and/or decreasing costs, concerns regarding our long-term financial viability may cause some potential customers to purchase product from other larger, more established suppliers including Cisco Systems, Lucent Technologies and Nortel Networks.

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

     While we believe this is a current and short-term (up to two years) phenomenon, we anticipate that this trend will continue to have a substantial, adverse effect on our revenue growth for at least the remainder of the current fiscal year.

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

     We face competition from companies in the network infrastructure market, including Cisco Systems, Lucent Technologies, Nortel Networks, Alcatel, Ericsson and Siemens.

     We believe that there is likely to be consolidation in our industry. We expect to face increased competition from larger companies with significantly greater resources than we have.

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

     We were founded in April 1997, shipped our first test IP Service Delivery Platform product in March 1999 and sold our first IP Service Delivery Platform product in March 2000. We have limited meaningful historical financial data upon which to forecast our revenue.

If our customers are unable to generate sales of services using our products and to manage delivery of these services to their customers, we may be unable to sell our products.

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

     Our IP Service Delivery Platform, which is comprised of hardware and software, is the only product that we currently offer to our customers. Our future revenue depends on the commercial success of our IP Service Delivery Platform. If customers do not adopt, purchase and successfully implement our IP Service Delivery Platform in large numbers, our revenue will not grow.

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

If we fail to retain key personnel our operations could suffer and our stock price could be negatively impacted.

     Maintaining key personnel may be difficult for a number of reasons, including but not limited to market demand, stock price, growth opportunities, management philosophy, company performance and competitive activity. If we lose key personnel we may find it difficult and costly to recruit new management and other personnel and this may have a negative affect on our company performance and in turn on our stock price.

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

If any of our significant suppliers were to terminate their relationships with us or compete against us, our revenue and market share would likely be reduced.

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

     Companies in our industry whose employees accept positions with competitors frequently claim that these competitors have engaged in unfair hiring practices or that the employment of these persons would involve the disclosure or use of trade secrets. We have been threatened with claims like these in the past and may receive claims of this kind in the future. These claims could prevent us from hiring personnel or from using the intellectual property brought to us by the personnel whom we hire. We could also incur substantial costs and damages in defending ourselves or our employees against these claims, regardless of their merits. Defending ourselves against such claims could divert the attention of our management away from our operations.

If our products do not work the way our customers expect, orders for our products may be cancelled and the market perception of our products could be harmed.

     If our products do not work with our customers’ or their end-users’ networks, the market perception of our products could be harmed and orders for our products could be cancelled. In particular, if an actual or perceived breach of network security occurs in a customer’s or its end-user’s network that uses our products, we may be subject to lawsuits for losses suffered by customers or their end-users.

     If we have to redesign or modify our products to make them compatible with a customer’s or end-user’s network, our sales cycle could be extended, our research and development costs may increase and profit margins on our products may decline.

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

     We may become a party to litigation in the future to protect our intellectual property or because others may allege infringement of their intellectual property. These claims and any resulting lawsuit could subject us to significant liability for damages or invalidate our proprietary rights. These lawsuits, regardless of their merits, likely would be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation alleging our infringement of a third-party’s intellectual property also could force us to:

•	stop selling products or services that use the challenged intellectual property;

•	obtain from the owner of the infringed intellectual property right a license to sell the relevant technology, which license may not be available on reasonable terms, or at all; and

•	redesign those products or services that use the infringed technology.

If our stock price falls below $1.00, we could be delisted from the Nasdaq.

     Our stock price was below $1.00 during a portion of the first quarter of 2002 and as of the date on which we filed this Report on Form 10-Q with the Securities and Exchange Commission. If the stock price does not remain over $1.00 within the time frame specified by Nasdaq listing rules, our stock may be delisted. We believe that delisting our stock would have negative effects on liquidity and on the value of the stock.

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

Exchange Rate Sensitivity

     Currently, most of our sales and expenses are denominated in United States dollars. As a consequence, we have not engaged in any foreign exchange hedging activities to date. However, we expect to conduct transactions in foreign currencies in increasing volumes in the future, and as a result we may engage in foreign exchange hedging activities.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)	On September 25, 2001, in connection with our initial public offering, a Registration Statement on Form S-1 (File No. 333-35938) was declared effective by the Securities and Exchange Commission, pursuant to which 11,500,000 shares of our common stock were offered and sold for our account at a price of $23 per share, generating gross offering proceeds of $264.5 million. The managing underwriters were Goldman, Sachs & Co., Chase Securities Inc., Robertson Stephens, Inc. and JP Morgan Securities Inc. Our initial public offering closed on September 29, 2001. The net proceeds of the initial public offering were approximately $242.5 million after deducting approximately $18.5 million of underwriting discounts and approximately $3.5 million of other offering expenses.

We did not pay directly or indirectly any of the underwriting discounts or other related expenses of the initial public offering to any of our directors or officers, any person owning 10% or more of any class of our equity securities, or any of our affiliates.

We have used approximately $92 million of the funds from the initial public offering to fund our operations. We expect to use the remaining net proceeds for general corporate purposes, to fund our operations, working capital and capital expenditures. Pending further use of the net proceeds, we have invested them in short-term, interest-bearing, investment-grade securities.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

None.

(b)	Reports on Form 8-K.

None.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSINE COMMUNICATIONS, INC.

By:	/s/ Terry Gibson

Terry Gibson Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: May 8, 2002