Form 10-Q
period 2002-06-30
COSINE COMMUNICATIONS INC
filed 2002-08-14
CIK 1060824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     There were 101,564,769 shares of the Company’s Common Stock, par value $.0001, outstanding on July 31, 2002.

COSINE COMMUNICATIONS, INC.

FORM 10-Q

Quarter ended June 30, 2002

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

COSINE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	June 30,	December 31,
	2002	2001

	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$22,895	$73,868
Short-term investments	104,653	91,010
Accounts receivable:
Trade (net of allowance for doubtful accounts of $233 and $700 at June 30, 2002 and December 31, 2001, respectively)	4,681	13,978
Other	987	1,277
Inventory	4,906	5,229
Prepaid expenses and other current assets	5,600	5,736

Total current assets	143,722	191,098
Property and equipment, net	4,150	28,724
Long-term deposits	1,115	1,136
Other assets	73	245

	$149,060	$221,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,598	$3,210
Provision for warranty claims	1,666	2,505
Accrued other liabilities	7,857	8,989
Accrued compensation	2,835	4,221
Deferred revenue	1,800	2,713
Current portion of equipment and working capital loans	2,303	2,549
Current portion of obligations under capital lease	3,473	3,487

Total current liabilities	21,532	27,674
Long-term portion of equipment and working capital loans	838	1,992
Long-term portion of obligations under capital lease	218	1,905
Accrued rent	2,712	2,556
Other long-term liabilities	13	11

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 3,000,000 authorized, none issued and outstanding	—	—
Common stock, $.0001 par value, 300,000,000 shares authorized; 101,564,769 and 102,020,060 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	10	10
Additional paid-in capital	565,252	575,885
Notes receivable from stockholders	(18,700)	(25,466)
Accumulated other comprehensive income	535	481
Deferred compensation	(6,123)	(14,321)
Accumulated deficit	(417,227)	(349,524)

Total stockholders’ equity	123,747	187,065

	$149,060	$221,203

See accompanying notes.

(1)  The information in this column was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2001.

COSINE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenue	$6,066	$7,127	$13,159	$13,182
Cost of goods sold[1]	5,988	4,442	9,355	13,287

Gross profit (loss)	78	2,685	3,804	(105)

Operating expenses:
Research and development[2]	10,304	17,348	23,135	36,045
Sales and marketing[3]	7,749	18,404	18,628	34,774
General and administrative[4]	3,210	6,596	7,060	13,579
Restructuring and impairment charges	24,046	1,989	24,046	1,989

Total operating expenses	45,309	44,337	72,869	86,387

Loss from operations	(45,231)	(41,652)	(69,065)	(86,492)

Other income (expenses):
Interest income and other	885	3,206	2,228	7,001
Interest expense[5]	(264)	(450)	(567)	(938)

Total other income (expenses)	621	2,756	1,661	6,063

Loss before income tax provision	(44,610)	(38,896)	(67,404)	(80,429)
Income tax provision	138	198	299	511

Net loss	$(44,748)	$(39,094)	$(67,703)	$(80,940)

Basic and diluted net loss per common share	$(0.46)	$(0.41)	$(0.70)	$(0.85)

Shares used in computing per share amounts	96,731	96,355	96,467	95,667

[1] Cost of goods sold includes $280 and $384 for the three months ended June 30, 2002 and 2001, respectively, and $630 and $1,265 for the six months ended 2002 and 2001, respectively, of non-cash charges related to equity issuances.

[2] Research and development expenses include $507 and $1,775 for the three months ended June 30, 2002 and 2001, respectively, and $1,640 and $7,020 for the six months ended 2002 and 2001, respectively, of non-cash charges related to equity issuances.

[3] Sales and marketing expenses include $(588) and $5,738 for the three months ended June 30, 2002 and 2001, respectively, and $330 and $9,468 for the six months ended 2002 and 2001, respectively, of non-cash (credits) charges related to equity issuances.

[4] General and administrative expenses include $348 and $1,298 for the three months ended June 30, 2002 and 2001, respectively, and $990 and $3,597 for the six months ended 2002 and 2001, respectively, of non-cash charges related to equity issuances.

[5] Interest expense includes $35 and $41 for the three months ended June 30, 2002 and 2001, respectively, and $70 and $83 for the six months ended 2002 and 2001, respectively, of non-cash charges related to equity issuances.

See accompanying notes.

COSINE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

Operating activities:
Net loss	$(67,703)	$(80,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,724	6,412
Allowance for doubtful accounts	296	724
Non-cash charges related to inventory write-down	1,692	7,032
Write-down of property and capital equipment	18,068	—
Amortization of warrants issued for services	102	5,146
Amortization of deferred stock compensation	3,558	18,577
Other, net	159	675
Change in operating assets and liabilities:
Accounts receivable, trade	9,001	(5,597)
Other receivables	290	(220)
Inventory	(1,369)	(7,554)
Prepaid expenses and other current assets	116	1,410
Long-term deposits	21	66
Other assets	172	(82)
Accounts payable	(1,612)	(3,654)
Provision for warranty claims	(839)	(1,647)
Accrued other liabilities	(1,132)	3,195
Accrued compensation	(1,386)	416
Note payable	—	(223)
Deferred revenue	(913)	(1,747)
Accrued rent	156	216
Other liabilities	2	90

Net cash used in operating activities	(32,597)	(57,705)

Investing activities:
Capital expenditures	(2,303)	(10,332)
Purchase of short-term investments	(57,553)	(74,093)
Proceeds from sales and maturities of short-term investments	43,808	101,655

Net cash (used in) provided by investing activities	(16,048)	17,230

Financing activities:
Principal payments of equipment and working capital loans and capital leases	(3,101)	(2,945)
Proceeds from issuance of common stock, net	623	410
Proceeds from notes receivable from stockholders	234	296
Repurchase of common stock	(84)	(303)

Net cash used in financing activities	(2,328)	(2,542)

Net decrease in cash and cash equivalents	(50,973)	(43,017)
Cash and cash equivalents at the beginning of the period	73,868	126,139

Cash and cash equivalents at the end of the period	$22,895	$83,122

Supplemental information:
Cash paid for interest	$497	$855

Income taxes paid	$299	$511

Cancellation of notes receivable due to repurchase of unvested stock	$6,532	$4,503

See accompanying notes.

COSINE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The unaudited consolidated financial statements have been prepared by CoSine Communications, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of CoSine Communications, Inc. and its wholly owned subsidiaries (“CoSine” or collectively, the “Company”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes included in CoSine’s Annual Report filed on Form 10-K for the year ended December 31, 2001.

     During 2000, CoSine issued warrants to its initial customers, which significantly affected revenue through December 31, 2001. These warrants were issued upon receipt of substantial purchase orders, which were preceded by a period of cooperation with marketing, development and refinement of the Company’s products. Customer revenue consists of receipts from sales, including equity issued in connection with sales, less receipts for equity issued in connection with sales. As of December 31, 2001, the value of the warrants granted to our first three customers was fully amortized and as a result, our revenue in 2002 is no longer affected by the value of warrants granted to customers.

     Below is a reconciliation of revenue for the three and six months ended June 30, 2002 and 2001 as presented in our statement of operations to show the separate components as indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

		(unaudited)
Receipts from sales, including equity issued in connection with sales	$6,066	$8,465	$13,159	$15,476
Less: Receipts for equity issued in connection with sales	—	1,338	—	2,294

Revenue	$6,066	$7,127	$13,159	$13,182

2. USE OF ESTIMATES

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates.

3. RECENT ACCOUNTING PRONOUNCEMENTS

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which was effective January 1, 2002. SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and the accounting reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The adoption of SFAS No. 144 did not materially impact the Company’s financial statements.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The principle difference between SFAS 146 and EITF 94-3 relates to its requirement for recognition of a liability for a cost associated with an exit or disposal activity. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. This statement also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect adoption of SFAS 146 to have a material impact on its financial statements.

4. COMMITMENTS AND CONTINGENCIES

     On September 25, 2000, a technology company initiated correspondence with CoSine asserting that CoSine had used that company’s patented technology without a licensing arrangement. During the first quarter of 2002, the parties resolved this matter by agreeing to a 5-year license agreement under which CoSine agreed to make certain royalty payments. The terms of the license agreement are subject to a confidentiality provision. However, the Company does not believe that these payments will have a material effect on its results of operations.

5. INVENTORIES

     Net inventories, stated at the lower of cost (first-in, first-out) or market, consisted of the following, in thousands:

	June 30,	December 31,
	2002	2001

	(unaudited)
Raw materials	$1,247	$1,170
Semi-finished goods	2,928	2,952
Finished goods	731	1,107

	$4,906	$5,229

     Included in net finished goods at June 30, 2002 and December 31, 2001 were $52,000 and $516,000, respectively, of goods awaiting customer acceptance and $365,000 and $591,000, respectively, of goods used for customer evaluation purposes. During the six months ended June 30, 2002, $409,000 of fully reserved inventory was sold and $1,692,000 of inventory was written down. During the six months ended June 30, 2001, inventory was written down by $7,032,000.

6. NET LOSS PER COMMON SHARE

     Basic net loss per common share is calculated based on the weighted-average number of common shares outstanding during the periods presented, less weighted-average shares outstanding that are subject to CoSine’s right of repurchase. Common stock equivalents consisting of stock options and warrants (calculated using the treasury stock method), have been excluded from the diluted net loss per common share computations, as their inclusion would be antidilutive. These securities amounted to 20,571,000 shares and 15,648,000 shares for the six months ended June 30, 2002 and 2001, respectively.

     The calculations of basic and diluted net loss per share are shown below, in thousands, except per share data:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

		(unaudited)
Net loss	$(44,748)	$(39,094)	$(67,703)	$(80,940)

Basic and diluted:
Weighted-average shares of common stock outstanding	101,591	102,849	101,679	103,208
Weighted-average shares subject to repurchase	(4,860)	(6,494)	(5,212)	(7,541)

Weighted-average shares used in basic and diluted net loss per common share	96,731	96,355	96,467	95,667

Basic and diluted net loss per common share	$(0.46)	$(0.41)	$(0.70)	$(0.85)

7. COMPREHENSIVE LOSS

     The components of comprehensive loss are shown below, in thousands:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

		(unaudited)
Net loss	$(44,748)	$(39,094)	$(67,703)	$(80,940)
Other comprehensive loss:
Unrealized gains (losses) on investments	198	(69)	(102)	(1,485)
Translation adjustment	173	(105)	156	(193)

Total other comprehensive gain (loss)	371	(174)	54	(1,678)

Comprehensive loss	$(44,377)	$(39,268)	$(67,649)	$(82,618)

8. SEGMENT REPORTING

     CoSine operates in only one operating segment, and substantially all of CoSine’s assets are located in the United States.

     Revenues from customers by geographic region for the three and six months ended June 30, 2002 and 2001, respectively, were as follows, in thousands:

	Receipts from sales,	Receipts for equity
	including equity issued in	issued in connection
Region	connection with sales	with sales	Revenue

Three Months Ended June 30, 2002 (unaudited)
United States	$2,262	$—	$2,262
Asia/Pacific	1,921	—	1,921
Europe	1,883	—	1,883

Total	$6,066	$—	$6,066

Three Months Ended June 30, 2001 (unaudited)
United States	$1,026	$1,314	$(288)
Asia/Pacific	1,723	—	1,723
Europe	5,716	24	5,692

Total	$8,465	$1,338	$7,127

Six Months Ended June 30, 2002 (unaudited)
United States	$5,702	$—	$5,702
Asia/Pacific	3,795	—	3,795
Europe	3,662	—	3,662

Total	$13,159	$—	$13,159

Six Months Ended June 30, 2001 (unaudited)
United States	$3,842	$2,112	$1,730
Asia/Pacific	4,871	—	4,871
Europe	6,763	182	6,581

Total	$15,476	$2,294	$13,182

9. RESTRUCTURING AND IMPAIRMENT CHARGES

Restructuring

     In May 2002, CoSine’s senior management approved a restructuring plan to reduce the Company's worldwide workforce, close certain sales offices, exit certain facilities and dispose of or abandon certain property and equipment. Employees were notified in May 2002 that certain job functions would be eliminated and that particular termination benefits would be paid to affected employees. As a result of the workforce reduction, 146 employees were designated for termination in the restructuring plan. Most of the terminations took place in the second quarter of 2002, and the remainder will take place in the third quarter of 2002. The employees in the workforce reduction were from all functional groups and were located in CoSine’s offices in the United States, Europe and Asia. Amounts related to the worldwide workforce reduction will be paid out through September of 2002, and lease commitments will also be paid out over the respective lease terms through 2003. The Company also wrote down certain property and equipment to its expected realizable value as the assets have been either sold, disposed of or otherwise abandoned. The restructuring program was implemented to reduce operating expenses and conserve cash. The Company also anticipates taking additional charges upon reaching an agreement to exit a facilities lease for one of its office buildings in Redwood City, California.

     Details of the May 2002 restructuring for the three months ended June 30, 2002 are as follows (in thousands):

		Write-down
	Worldwide	of property	Lease
	workforce	and	commitments
(unaudited)	reduction	equipment	and other	Total

Charges	$3,660	$3,248	$2,318	$9,226
Cash payments	(2,466)	—	(50)	(2,516)
Non-cash charges	—	(3,248)	—	(3,248)

Provision balance at June 30, 2002	$1,194	$—	$2,268	$3,462

     In September 2001, CoSine’s senior management approved a restructuring plan to reduce its worldwide workforce, close certain sales offices, exit certain facilities and idle certain property and equipment. Notification was given to employees on September 28, 2001 that certain job functions would be eliminated and that particular termination benefits would be paid to affected employees. As a result of the workforce reduction, approximately 50 employees were designated for termination in the restructuring plan and were then terminated in the fourth quarter of 2001. The employees in the workforce reduction were from all functional groups and were primarily located in CoSine’s Redwood City, California offices. In the fourth quarter of 2001, the Company also wrote down certain property and equipment to its expected realizable value. Amounts related to the worldwide workforce reduction will be paid out by the end of 2002, and lease commitments will be paid out over the respective lease terms through the end of 2002. The restructuring program was implemented to reduce operating expenses and conserve cash. During the three months ended June 30, 2002, the Company paid $0.2 million for lease commitments and other. During the six months ended June 30, 2002, the Company paid $0.4 million in severance costs and $0.6 million for lease commitments and other. The provision balance at June 30, 2002 amounted to $0.2 million.

     For the three months ended June 30, 2001 restructuring charges were $2.0 million reflecting a reclassification of $0.7 million from research and development expenses, $0.2 million from sales and marketing expenses and $1.1 million from general and administrative expenses to restructuring expenses in the Statement of Operations.

Impairment of long-lived assets

     As a result of CoSine’s assessment of current market conditions and related effect on its business plan, the Company concluded that indicators of impairment of its long-lived assets were present. Accordingly, the Company performed an impairment test of the carrying value of its long-lived assets, consisting primarily of property and equipment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Based on an undiscounted cash flow analysis, the cash flows expected to be generated by CoSine’s long-lived assets during their estimated remaining useful lives are not sufficient to recover the net book value of the assets. Consequently, the Company obtained a valuation report outlining the estimated fair value of the assets, based on quoted market prices, from an independent appraiser and recorded an impairment charge of $14.8 million to write the carrying value of its long-lived assets held for use down to their fair values in the second quarter of 2002.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, inventory valuation, warranties and allowances for doubtful accounts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for certain judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Inventory Valuation

     In assessing the value of our inventory, we are required to make judgments as to future demand and then compare that demand with current inventory quantities and firm purchase commitments. If our inventories and firm purchase commitments are in excess of forecasted demand, we write down the value of our inventory. Inventory write-downs are charged to cost of sales. During the second quarter of 2002, we charged significant inventory write-downs to cost of sales as the result of reduced forecasted demand for our product. In future periods, if actual demand for our products is less than our forecasts, additional inventory write-downs may be required.

Long-lived assets

     The Company evaluates the carrying value of long-lived assets, consisting primarily of property, plant and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In assessing the recoverability of long-lived assets, the Company compares the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, the assets will be written down to their estimated fair value. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of overall market conditions and the Company’s participation in the market. Changes in these estimates could have a material adverse effect on the assessment of the long-lived assets, thereby requiring the Company to record further asset write-downs in the future.

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

     Our revenue in 2001 was affected significantly by warrants issued to our first three customers: Qwest Communications International, Inc., AduroNet Limited and Broadband Office, Inc. These warrants were issued upon receipt of substantial purchase orders that were preceded by a period of cooperation with us in the marketing, development and refinement of our products. Our revenue from these customers consisted of receipts from sales, including equity issued in connection with sales, less receipts for equity issued in connection with sales. As of December 31, 2001, the value of the warrants granted to these customers was fully amortized and as a result, our revenue in 2002 is no longer affected by the value of warrants granted to customers.

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

RESULTS OF OPERATIONS

     For the three months ended June 30, 2002 and 2001, we reported basic and diluted net losses per common share of $0.46 and $0.41, respectively. The effect of equity issuances to customers, suppliers, employees and consultants increased net loss per common share by $0.01 and $0.11 per share for the three months ended June 30, 2002 and 2001, respectively.

     For the six months ended June 30, 2002 and 2001, we reported basic and diluted net losses per common share of $0.70 and $0.85, respectively. The effect of equity issuances to customers, suppliers, employees and consultants increased net loss per common share by $0.04 and $0.25 per share for the six months ended June 30, 2002 and 2001, respectively.

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

     For the three months ended June 30, 2002, revenue was $6.1 million of which 77% was from hardware sales, 10% was from software sales and 13% was from sales of services. For the three months ended June 30, 2001, revenue was $7.1 million of which 64% was from hardware sales, 10% was from software sales and 26% was from sales of services. Receipts from sales, including equity issued in connection with sales, were $8.5 million for the three months ended June 30, 2001. Revenue in the second quarter of 2002 reflected sales to a higher number of customers; however, order amounts by each customer were lower. The higher percentage of revenue from sales of services in 2001 was due to sales agreements to our initial customers that contained larger service elements.

     For the six months ended June 30, 2002, revenue was $13.2 million of which 77% was from hardware sales, 12% was from software sales and 11% was from sales of services. For the six months ended June 30, 2001, revenue was $13.2 million of which 54% was from hardware sales, 11% was from software sales and 35% was from sales of services. Receipts from sales, including equity issued in connection with sales, were $15.5 million for the six months ended June 30, 2001. Revenue in the first six months of 2002 reflected sales to a higher number of customers; however, order amounts by each customer where lower. The higher percentage of revenue from sales of services in 2001 was due to sales agreements to our initial customers that contained larger service elements.

     Below is a reconciliation of revenue for the three and six months ended June 30, 2002 and 2001, as presented in our statement of operations to show the separate components as indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

		(unaudited)
Receipts from sales, including equity issued in connection with sales	$6,066	$8,465	$13,159	$15,476
Less: Receipts for equity issued in connection with sales	—	1,338	—	2,294

Revenue	$6,066	$7,127	$13,159	$13,182

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

     We calculated the fair value of these customer-related warrants to be $16.3 million ($10.3 million in the case of Qwest, $1.9 million in the case of AduroNet and $4.1 million in the case of BroadBand Office). These values were calculated using the Black-Scholes option pricing model, using volatility of 0.6, a risk-free interest rate of 5% and an expected life of four years. Of this amount, $1.3 million and $2.3 million was excluded from revenue for the three and six months ended June 30, 2001, respectively.

Non-Cash Charges Related to Equity Issuances

     During the three months ended June 30, 2002 and 2001, we amortized $0.6 million and $9.2 million, respectively, of non-cash charges related to equity issuances to cost of goods sold and operating expenses. During the six months ended June 30, 2002 and 2001, we amortized $3.7 million and $21.4 million, respectively, of non-cash charges related to equity issuances to cost of goods sold and operating expenses.

Cost of Goods Sold

     For the three months ended June 30, 2002, cost of goods sold was $6.0 million, of which $4.0 million or 67% represented materials, labor, production overhead, warranty and the costs of providing services, $1.7 million or 28% represented inventory reserve provisions and $0.3 million or 5% represented amortization of deferred compensation related to stock options granted to employees in manufacturing operations. For the three months ended June 30, 2001, cost of goods sold was $4.4 million, of which $2.3 million or 51% represented materials, labor, production overhead, warranty and the costs of providing services, $1.7 million or 40% represented inventory reserve provisions and $0.4 million or 9% represented amortization of deferred compensation related to stock options granted to employees in manufacturing operations.

     For the six months ended June 30, 2002, cost of goods sold was $9.4 million, of which $7.5 million or 79% represented materials, labor, production overhead, warranty and the costs of providing services, $1.3 million or 14% represented inventory reserve provisions and $0.6 million or 7% represented amortization of deferred compensation related to stock options granted to employees in manufacturing operations. For the six months ended June 30, 2001, cost of goods sold was $13.3 million, of which $5.0 million or 38% represented materials, labor, production overhead, warranty and the costs of providing services, $7.0 million or 53% represented inventory reserve provisions and $1.3 million or 9% represented amortization of deferred compensation.

Gross Profit (Loss)

     For the three months ended June 30, 2002, gross loss was nil and for the three months ended June 30, 2001, gross profit was $2.7 million. In the second quarter of 2002, reserves for warranty expense were higher by $1.2 million.

     For the six months ended June 30, 2002, gross profit was $3.8 million and for the six months ended June 30, 2001, gross loss was $0.1 million. In the first six months of 2002, there were inventory write-downs of $1.7 million and a benefit of $0.4 million for inventory sold that had previously been written down. In the first six months of 2001, there were inventory write-downs of $7.0 million.

Research and Development Expenses

     Research and development expenses were $10.3 million and $17.3 million for the three months ended June 30, 2002 and 2001, respectively. This represents a decrease of $7.0 million or 41%. This primarily resulted from reduced salary and employee-related expenses reflecting lower headcount in the current period. Additionally, non-cash charges related to equity issuances were lower due primarily to our use of an accelerated amortization method for employee stock compensation, which results in lower charges in each subsequent period. Non-cash charges related to equity issuances were $0.5 million and $1.8 million for the three months ended June 30, 2002 and 2001, respectively.

     Research and development expenses were $23.1 million and $36.0 million for the six months ended June 30, 2002 and 2001, respectively. This represents a decrease of $12.9 million or 36%. This primarily resulted from reduced salary and employee-related expenses reflecting lower headcount in the current period. Additionally, non-cash charges related to equity issuances were lower due to our use of an accelerated amortization method for employee stock compensation, which results in lower charges in each subsequent period. Non-cash charges related to equity issuances were $1.6 million and $7.0 million for the six months ended June 30, 2002 and 2001, respectively.

Sales and Marketing Expenses

     Sales and marketing expenses were $7.7 million and $18.4 million for the three months ended June 30, 2002 and 2001, respectively. This represents a decrease of $10.7 million or 58%. This primarily resulted from decreased non-cash charges related to equity issuances due to our use of an accelerated amortization method for employee stock compensation, which results in lower charges in each subsequent period. Additionally, salary and employee-related expenses were reduced reflecting lower headcount in the current period, reduced spending on various marketing programs and trade shows, and lower travel expenses due to the implementation of cost saving policies. Non-cash credits related to equity issuances were $0.6 million for the three months ended June 30, 2002 and non-cash charges related to equity issuances were $5.7 million for the three months ended June 30, 2001.

     Sales and marketing expenses were $18.6 million and $34.8 million for the six months ended June 30, 2002 and 2001, respectively. This represents a decrease of $16.1 million or 46%. This primarily resulted from decreased non-cash charges related to equity issuances due to our use of an accelerated amortization method for employee stock compensation, which results in lower charges in each subsequent period. Additionally, salary and employee-related expenses were reduced reflecting lower headcount in the current period and travel expenses declined due to the implementation of cost saving measures. Non-cash charges related to equity issuances were $0.3 million and $9.5 million for the six months ended June 30, 2002 and 2001, respectively.

General and Administrative Expenses

     General and administrative expenses were $3.2 million and $6.6 million for the three months ended June 30, 2002 and 2001, respectively. This represents a decrease of $3.4 million or 51%. Salary and recruiting expenses declined, reflecting lower headcount in the current period. Additionally, there were decreased non-cash charges related to equity issuances due to our use of an accelerated amortization method for employee stock compensation, which results in lower charges in each subsequent period. Non-cash charges related to equity issuances were $0.3 million and $1.3 million for the three months ended June 30, 2002 and 2001, respectively.

     General and administrative expenses were $7.1 million and $13.6 million for the six months ended June 30, 2002 and 2001, respectively. This represents a decrease of $6.5 million or 48%. This resulted from decreased non-cash charges related to equity issuances, decreased professional services and decreased salary and recruiting expenses. Non-cash charges related to equity issuances were $1.0 million and $3.6 million for the six months ended June 30, 2002 and 2001, respectively.

Restructuring and Impairment

Restructuring

     In May 2002, our senior management approved a restructuring plan to reduce our worldwide workforce, close certain sales offices, exit certain facilities and dispose of or abandon certain property and equipment. Employees were notified in May 2002 that certain job functions would be eliminated and that particular termination benefits would be paid to affected employees. As a result of the workforce reduction, 146 employees were designated for termination in the restructuring plan. Most of the terminations took place in the second quarter of 2002, and the remainder will take place in the third quarter of 2002. The employees in the workforce reduction were from all functional groups and were located in our offices in the United States, Europe and Asia. Amounts related to the worldwide workforce reduction will be paid out through September of 2002, and lease commitments will also be paid out over the respective lease terms through 2003. We also wrote down certain property and equipment to its expected realizable value as the assets have been either sold, disposed of or otherwise abandoned. The restructuring program was implemented to reduce operating expenses and conserve cash. The Company also anticipates taking additional charges upon reaching an agreement to exit a facilities lease for one of its office buildings in Redwood City, California. We expect this restructuring plan will reduce quarterly operating expenses by approximately $9.0 million by the fourth quarter of 2002, a 36% reduction as compared with the first quarter of 2002.

     Details of the May 2002 restructuring for the three months ended June 30, 2002 are as follows (in thousands):

		Write-down
	Worldwide	of property	Lease
	workforce	and	commitments
(unaudited)	reduction	equipment	and other	Total

Charges	$3,660	$3,248	$2,318	$9,226
Cash payments	(2,466)	—	(50)	(2,516)
Non-cash charges	—	(3,248)	—	(3,248)

Provision balance at June 30, 2002	$1,194	$—	$2,268	$3,462

     In September 2001, our senior management approved a restructuring plan to reduce our worldwide workforce, close certain sales offices, exit certain facilities and idle certain property and equipment. Notification was given to employees on September 28, 2001 that certain job functions would be eliminated and that particular termination benefits would be paid to affected employees. As a result of the workforce reduction, approximately 50 employees were designated for termination in the restructuring plan and were then terminated in the fourth quarter of 2001. The employees in the workforce reduction were from all functional groups and were primarily located in our Redwood City, California offices. In the fourth quarter of 2001, we also wrote down certain property and equipment to its expected realizable value. Amounts related to the worldwide workforce reduction will be paid out by the end of 2002, and lease commitments will be paid out over the respective lease terms through the end of 2002. The restructuring program was implemented to reduce operating expenses and conserve cash. During the three months ended June 30, 2002, the

Company paid $0.2 million for lease commitments and other. During the six months ended June 30, 2002, the Company paid $0.4 million in severance costs and $0.6 million for lease commitments and other. The provision balance at June 30, 2002 amounted to $0.2 million.

     For the three months ended June 30, 2001 restructuring charges were $2.0 million reflecting a reclassification of $0.7 million from research and development expenses, $0.2 million from sales and marketing expenses and $1.1 million from general and administrative expenses to restructuring expenses in the Statement of Operations.

Impairment of long-lived assets

     As a result of our assessment of current market conditions and related effect on our business plan, we concluded that indicators of impairment of our long-lived assets were present. Accordingly, we performed an impairment test of the carrying value of our long-lived assets, consisting primarily of property and equipment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Based on an undiscounted cash flow analysis, the cash flows expected to be generated by our long-lived assets during their estimated remaining useful lives are not sufficient to recover the net book value of the assets. Consequently, we obtained a valuation report outlining the estimated fair value of the assets, based on quoted market prices, from an independent appraiser and recorded an impairment charge of $14.8 million to write the carrying value of our long-lived assets held for use down to their fair values in the second quarter of 2002.

Interest and Other Income

     For the three and six months ended June 30, 2002, interest and other income was $0.9 million and $2.2 million, respectively, down from $3.2 million and $7.0 million for the three and six months ended June 30, 2001, respectively. This reflects decreased interest income due to lower levels of cash and short-term investments and lower interest rates on invested amounts.

Interest Expense

     For the three and six months ended June 30, 2002, interest expense was $0.3 million and $0.6 million, respectively, down from $0.5 million and $0.9 million for the three and six months ended June 30, 2001, respectively. The reduction reflects a decline in our debt.

Income Tax Provision

     The provisions for income taxes were $0.1 million and $0.2 million for the three months ended June 30, 2002 and 2001, respectively, and $0.3 million and $0.5 million for the six months ended June 30, 2002 and 2001, respectively, and were comprised entirely of foreign corporate income taxes, which are a function of our operation of subsidiaries in various countries.

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

Cash, Cash Equivalents and Short-Term Investments

     At June 30, 2002, cash, cash equivalents and short-term investments were $127.5 million. This compares with $164.9 million at December 31, 2001.

Operating Activities

     We used $32.6 million and $57.7 million of cash in operations for the six months ended June 30, 2002 and 2001, respectively. The decrease in net cash used in operating activities was the result of a lower net loss and an improvement in working capital. The working capital improvement was due to cash provided by accounts receivable and inventory.

Investing Activities

     For the six months ended June 30, 2002 and 2001, we used $16.0 million and provided $17.2 million, respectively, in cash from investing activities. The change reflects a decrease of $41.3 million for net proceeds from the sale of short-term investments offset by a decrease in capital expenditures of $8.0 million.

Financing Activities

     For the six months ended June 30, 2002 and 2001, $2.3 million and $2.5 million, respectively, were used in financing activities. This primarily reflects principal payments on working capital loans and capital leases.

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

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which was effective January 1, 2002. SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and the accounting reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The adoption of SFAS No. 144 did not materially impact our financial statements.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The principle difference between SFAS 146 and EITF 94-3 relates to its requirement for recognition of a liability for a cost associated with an exit or disposal activity. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. This statement also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect adoption of SFAS 146 will have a material impact on our financial statements.

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

Due to our loss-making activity we could lose major opportunities with large service providers who are concerned with our long-term financial viability.

     Many large telecommunications service providers purchase capital equipment from vendors with a history of successful operations including positive cash flow. Our history of losses and use of cash in operations may cause certain service providers to decide not to purchase our equipment because of concerns regarding our long-term financial viability and our ability to support their businesses. Unless we can generate positive cash flows by either increasing revenues and/or decreasing costs, concerns regarding our long-term financial viability may cause some potential customers to purchase product from other larger, more established suppliers including Cisco Systems, Lucent Technologies, Nortel Networks, Alcatel, Ericsson, Siemens and Juniper Networks.

The outlook for capital spending in the telecommunications industry directly impacts our business.

     Due to reductions in capital spending plans by our customers and uncertainty within the telecommunications industry, the current and short-term outlook (up to two years) for growth is not favorable. Capital spending in the industry as a whole has slowed as a result of a lack of available capital for many emerging service providers and a generally cautious approach to capital spending within the industry. While we believe this is a short-term (up to two years) phenomenon, we anticipate that this trend will continue to have a substantial, adverse effect on our revenue growth for at least the remainder of the current fiscal year.

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

     We face competition from companies in the network infrastructure market, including Cisco Systems, Lucent Technologies, Nortel Networks, Alcatel, Ericsson, Siemens and Juniper Networks.

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

     Our ability to generate future revenue also depends on whether network service providers successfully forecast market trends and identify customer demand for the services and features that our products would enable network service providers to offer their customers.

Fluctuations in demand can lead to impairment of the value of our long-lived assets

     Fluctuations in demand can also lead to the consideration of asset impairment charges. The carrying value of property, plant and equipment is reviewed if the facts and circumstances suggest that property, plant and equipment may be impaired. An impairment review requires management to make certain estimates and judgments regarding future cash flows that management expects to be generated by groups of assets.

     We evaluate the carrying value of our long-lived assets, consisting primarily of property, plant and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In assessing the recoverability of long-lived assets, we compare the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, the assets will be written down to their estimated fair value. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of overall market conditions and our participation in the market. Changes in these estimates could have a material adverse effect on the assessment of the long-lived assets, thereby requiring us to record further asset write-downs in the future.

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

     We provide forecasts of our demand to our contract manufacturers up to twelve months before scheduled delivery of products to our customers. If we overestimate our manufacturing requirements, we may have excess or obsolete inventory, which could harm our operating results. If we underestimate our requirements, our contract manufacturers may have an insufficient inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenue. If we do not accurately anticipate lead times for components, we may experience component shortages.

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

     Companies in our industry whose employees accept positions with competitors frequently claim that these competitors have engaged in unfair hiring practices or that the employment of these persons would involve the disclosure or use of trade secrets or information subject to an obligation of confidentiality. We have been threatened with claims like these in the past and may receive claims of this kind in the future. These claims could prevent us from hiring personnel or from using the knowledge and experience brought to us by the personnel whom we hire. We could also incur substantial costs and damages in defending ourselves or our employees against these claims, regardless of their merits. Defending ourselves against such claims could divert the attention of our management away from our operations.

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

If our stock price remains below $1.00, we could be delisted from the Nasdaq.

     Our stock price was below $1.00 as the date on which we filed this Report on Form 10-Q with the Securities and Exchange Commission. On June 24, 2002, we received a letter from Nasdaq advising us that our Common Stock had not met Nasdaq’s minimum bid price requirement for 30 consecutive trading days and that, if we were unable to demonstrate compliance with this requirement for ten consecutive trading days during the 90 calendar days ending September 23, 2002, our Common Stock would be delisted from the Nasdaq. In response to this notice, the Board of Directors has called a special meeting of stockholders, to be held on September 17, 2002, for the purpose of obtaining stockholder approval of a proposal that would authorize the Board to effect a reverse stock split. We anticipate that such a reverse stock split, if approved by our stockholders and implemented by the Board, would cause the bid price of the Common Stock to exceed $1.00 and thereby avoid delisting.

     We believe that delisting our stock would have negative effects on liquidity and on the value of the stock. For additional information concerning the proposed reverse stock split, refer to our Definitive Proxy Materials filed with the Securities and Exchange Commission on August 7, 2002.

     Our low stock price may also cause some of our potential customers to be reluctant to purchase our products.

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

We have used approximately $115 million of the funds from the initial public offering to fund our operations. We expect to use the remaining net proceeds for general corporate purposes, to fund our operations, working capital and capital expenditures. Pending further use of the net proceeds, we have invested them in short-term, interest-bearing, investment-grade securities.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

(a)	The annual meeting of CoSine’s stockholders was held on May 7, 2002.

(b)	Charles J. Abbe was elected as a Class II director for a term of three years. The Company’s Class I and Class III directors did not stand for reelection at the annual meeting. The terms of the Company’s Class III directors, Vinton G. Cerf and Donald Green, will expire in 2003. The terms of the Company’s Class I directors, R. David Spreng and Stephen Goggiano, will expire in 2004.

(c)	The only other matter voted upon at the annual meeting was the ratification of Ernst & Young LLP as the independent auditors of the Company for the 2002 fiscal year.

     The following sets forth the number of votes cast or withheld, as well as the number of abstentions and broker non-votes, with respect to the nominee for election as a director and the ratification of Ernst & Young LLP:

	For	Withheld

Election of Charles J. Abbe as Class II director	72,210,943	881,979

	For	Against	Abstain

Ratify the appointment of Ernst & Young LLP as independent auditors	72,477,112	580,366	35,443

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

None.

(b)	Reports on Form 8-K.

None.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSINE COMMUNICATIONS, INC.

By:	/s/ Terry Gibson Terry Gibson Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: August 14, 2002