Form 10-Q
period 2002-09-30
COSINE COMMUNICATIONS INC
filed 2002-11-14
CIK 1060824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission File Number 000-30715

COSINE COMMUNICATIONS, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3280301 (I.R.S. Employer Identification Number)
1200 Bridge Parkway, Redwood City, CA (Address of principal executive offices)	94065 (Zip Code)

Registrant’s telephone number including area code: (650) 637-4777

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     There were 10,053,000 shares of the Company’s Common Stock, par value $.0001, outstanding on October 31, 2002.

COSINE COMMUNICATIONS, INC.

FORM 10-Q

Quarter ended September 30, 2002

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

COSINE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	September 30,	December 31,
	2002	2001

	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$20,106	$73,868
Short-term investments	93,464	91,010
Accounts receivable:
Trade (net of allowance for doubtful accounts of $233 and $700 at September 30, 2002 and December 31, 2001, respectively)	4,970	13,978
Other	590	1,277
Inventory	4,339	5,229
Prepaid expenses and other current assets	5,605	5,736

Total current assets	129,074	191,098
Property and equipment, net	3,325	28,724
Long-term deposits	961	1,136
Other assets	77	245

	$133,437	$221,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,587	$3,210
Provision for warranty claims	1,243	2,505
Accrued other liabilities	6,266	8,989
Accrued compensation	3,392	4,221
Deferred revenue	1,414	2,713
Current portion of equipment and working capital loans	2,105	2,549
Current portion of obligations under capital lease	2,809	3,487

Total current liabilities	18,816	27,674
Long-term portion of equipment and working capital loans	415	1,992
Long-term portion of obligations under capital lease	—	1,905
Accrued rent	2,777	2,556
Other long-term liabilities	13	11
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 3,000,000 authorized, none issued and outstanding	—	—
Common stock, $.0001 par value, 300,000,000 shares authorized; 10,053,247 and 10,202,006 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	1	1
Additional paid-in capital	555,522	575,894
Notes receivable from stockholders	(15,203)	(25,466)
Accumulated other comprehensive income	520	481
Deferred compensation	(3,183)	(14,321)
Accumulated deficit	(426,241)	(349,524)

Total stockholders’ equity	111,416	187,065

	$133,437	$221,203

See accompanying notes.

(1)	The information in this column was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2001.

COSINE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenue	$5,245	$9,826	$18,404	$23,008
Cost of goods sold[1]	2,231	11,767	11,586	25,054

Gross profit (loss)	3,014	(1,941)	6,818	(2,046)

Operating expenses:
Research and development[2]	4,050	15,222	27,185	51,267
Sales and marketing[3]	5,721	13,422	24,349	48,196
General and administrative[4]	2,345	5,917	9,405	19,496
Restructuring and impairment charges	693	7,002	24,739	8,991

Total operating expenses	12,809	41,563	85,678	127,950

Loss from operations	(9,795)	(43,504)	(78,860)	(129,996)

Other income (expenses):
Interest income and other, net	1,090	2,116	3,318	9,117
Interest expense[5]	(227)	(389)	(794)	(1,327)

Total other income (expenses)	863	1,727	2,524	7,790

Loss before income tax provision	(8,932)	(41,777)	(76,336)	(122,206)
Income tax provision	82	149	381	660

Net loss	$(9,014)	$(41,926)	$(76,717)	$(122,866)

Basic and diluted net loss per common share	$(0.93)	$(4.29)	$(7.94)	$(12.75)

Shares used in computing per share amounts	9,689	9,783	9,660	9,639

[1]	Cost of goods sold includes $(494) and $582 for the three months ended September 30, 2002 and 2001, respectively, and $136 and $1,847 for the nine months ended 2002 and 2001, respectively, of non-cash (credits) charges related to equity issuances.

[2]	Research and development expenses include $(1,954) and $2,394 for the three months ended September 30, 2002 and 2001, respectively, and $(314) and $9,414 for the nine months ended 2002 and 2001, respectively, of non-cash (credits) charges related to equity issuances.

[3]	Sales and marketing expenses include $(544) and $2,008 for the three months ended September 30, 2002 and 2001, respectively, and $(214) and $11,476 for the nine months ended 2002 and 2001, respectively, of non-cash (credits) charges related to equity issuances.

[4]	General and administrative expenses include $(246) and $1,374 for the three months ended September 30, 2002 and 2001, respectively, and $744 and $4,971 for the nine months ended 2002 and 2001, respectively, of non-cash (credits) charges related to equity issuances.

[5]	Interest expense includes $31 and $36 for the three months ended September 30, 2002 and 2001, respectively, and $101 and $119 for the nine months ended 2002 and 2001, respectively, of non-cash charges related to equity issuances.

See accompanying notes.

COSINE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

Operating activities:
Net loss	$(76,717)	$(122,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,673	11,520
Allowance for doubtful accounts	296	1,124
Non-cash charges related to inventory write-down	1,780	12,998
Write-down of property and capital equipment	18,761	4,593
Amortization of warrants issued for services	148	5,689
Amortization of deferred stock compensation, net	305	24,920
Other, net	160	313
Change in operating assets and liabilities:
Accounts receivable, trade	8,712	(3,871)
Other receivables	687	(1,403)
Inventory	(890)	(7,980)
Prepaid expenses and other current assets	(17)	3,176
Long-term deposits	175	66
Other assets	168	35
Accounts payable	(1,623)	(3,966)
Provision for warranty claims	(1,262)	(1,406)
Accrued other liabilities	(2,723)	7,213
Accrued compensation	(829)	1,841
Note payable	—	(223)
Deferred revenue	(1,299)	(6,497)
Accrued rent	221	311
Other liabilities	2	(216)

Net cash used in operating activities	(44,272)	(74,629)

Investing activities:
Capital expenditures	(3,038)	(14,771)
Purchase of short-term investments	(69,779)	(82,170)
Proceeds from sales and maturities of short-term investments	67,207	137,204

Net cash (used in) provided by investing activities	(5,610)	40,263

Financing activities:
Principal payments of equipment and working capital loans and capital leases	(4,604)	(4,368)
Proceeds from issuance of common stock, net	623	459
Proceeds from notes receivable from stockholders	234	358
Repurchase of common stock	(133)	(355)

Net cash used in financing activities	(3,880)	(3,906)

Net decrease in cash and cash equivalents	(53,762)	(38,272)
Cash and cash equivalents at the beginning of the period	73,868	126,139

Cash and cash equivalents at the end of the period	$20,106	$87,867

Supplemental information:
Cash paid for interest	$693	$1,208

Income taxes paid	$381	$660

Cancellation of notes receivable due to repurchase of unvested stock	$10,029	$5,991

See accompanying notes.

COSINE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The unaudited consolidated financial statements have been prepared by CoSine Communications, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of CoSine Communications, Inc. and its wholly owned subsidiaries (“CoSine” or collectively, the “Company”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes included in CoSine’s Annual Report filed on Form 10-K for the year ended December 31, 2001.

     On September 17, 2002, the Company effected a 1-for-10 reverse split of its common stock. All per share amounts have been restated for all periods presented to reflect the 1-for-10 reverse stock split.

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

     Below is a reconciliation of revenue for the three and nine months ended September 30, 2002 and 2001 as presented in our statement of operations to show the separate components as indicated, in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

		(unaudited)
Receipts from sales, including equity issued in connection with sales	$5,245	$10,320	$18,404	$25,796
Less: Receipts for equity issued in connection with sales	—	494	—	2,788

Revenue	$5,245	$9,826	$18,404	$23,008

2. USE OF ESTIMATES

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates.

3. RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The principle difference between SFAS 146 and EITF 94-3 relates to its requirement for recognition of a liability for a cost associated with an exit or disposal activity. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company will adopt SFAS 146 effective January 1, 2003, for the fiscal year ending December 31, 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The Company does not expect adoption of SFAS 146 to have a material impact on its financial statements.

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

5. INVENTORIES

     Net inventories, stated at the lower of cost (first-in, first-out) or market, consisted of the following, in thousands:

	September 30,	December 31,
	2002	2001

	(unaudited)
Raw materials	$1,159	$1,170
Semi-finished goods	2,506	2,952
Finished goods	674	1,107

	$4,339	$5,229

     Included in net finished goods at September 30, 2002 and December 31, 2001 were $49,000 and $516,000, respectively, of goods awaiting customer acceptance and $141,000 and $591,000, respectively, of goods used for customer evaluation purposes. During the nine months ended September 30, 2002, $773,000 of fully reserved inventory was sold and $1,780,000 of inventory was written down. During the nine months ended September 30, 2001, inventory was written down by $12,998,000.

6. NET LOSS PER COMMON SHARE

     Basic net loss per common share is calculated based on the weighted-average number of common shares outstanding during the periods presented, less weighted-average shares outstanding that are subject to CoSine’s right of repurchase. Common stock equivalents consisting of stock options and warrants (calculated using the treasury stock method), have been excluded from the diluted net loss per common share computations, as their inclusion would be antidilutive. These securities amounted to 1,812,000 shares and 1,853,000 shares for the nine months ended September 30, 2002 and 2001, respectively.

     The calculations of basic and diluted net loss per share are shown below, in thousands, except per share data:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

		(unaudited)
Net loss	$(9,014)	$(41,926)	$(76,717)	$(122,866)

Basic and diluted:
Weighted-average shares of common stock outstanding	10,079	10,223	10,134	10,288
Weighted-average shares subject to repurchase	(390)	(440)	(474)	(649)

Weighted-average shares used in basic and diluted net loss per common share	9,689	9,783	9,660	9,639

Basic and diluted net loss per common share	$(0.93)	$(4.29)	$(7.94)	$(12.75)

7. COMPREHENSIVE LOSS

     The components of comprehensive loss are shown below, in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

		(unaudited)
Net loss	$(9,014)	$(41,926)	$(76,717)	$(122,866)
Other comprehensive loss:
Unrealized gains (losses) on investments	(16)	(40)	(118)	(1,525)
Translation adjustment	1	224	157	31

Total other comprehensive gain (loss)	(15)	184	39	(1,494)

Comprehensive loss	$(9,029)	$(41,742)	$(76,678)	$(124,360)

8. SEGMENT REPORTING

     CoSine operates in only one operating segment, and substantially all of CoSine’s assets are located in the United States.

     Revenues from customers by geographic region for the three and nine months ended September 30, 2002 and 2001, respectively, were as follows, in thousands:

	Receipts from sales,	Receipts for equity
	including equity issued	issued in connection
Region	in connection with sales	with sales	Revenue

Three Months Ended September 30, 2002 (unaudited)

United States	$515	$—	$515
Asia/Pacific	2,977	—	2,977
Europe	1,753	—	1,753

Total	$5,245	$—	$5,245

Three Months Ended September 30, 2001 (unaudited)

United States	$3,035	$222	$2,813
Asia/Pacific	3,448	—	3,448
Europe	3,837	272	3,565

Total	$10,320	$494	$9,826

Nine Months Ended September 30, 2002 (unaudited)

United States	$6,217	$—	$6,217
Asia/Pacific	6,772	—	6,772
Europe	5,415	—	5,415

Total	$18,404	$—	$18,404

Nine Months Ended September 30, 2001 (unaudited)

United States	$6,877	$2,334	$4,543
Asia/Pacific	8,319	—	8,319
Europe	10,600	454	10,146

Total	$25,796	$2,788	$23,008

9. RESTRUCTURING AND IMPAIRMENT CHARGES

May 2002 Restructuring

     In May 2002, CoSine’s senior management approved a restructuring plan to reduce its worldwide workforce, close certain sales offices, exit certain facilities and dispose of or abandon certain property and equipment. Employees were notified in May 2002 that certain job functions would be eliminated and that particular termination benefits would be paid to affected employees. As a result of the workforce reduction, 146 employees were designated for termination in the restructuring plan. Most of the terminations took place in the second quarter of 2002, with the remainder taken in the third quarter of 2002. The employees in the workforce reduction were from all functional groups and were located in CoSine’s offices in the United States, Europe and Asia. Amounts related to the worldwide workforce reduction were paid out through September of 2002, and lease commitments and non-cancelable commitments are being paid out over their respective terms through 2003. The Company also wrote down certain property and equipment to its expected realizable value as the assets have been either sold, disposed of or otherwise abandoned. The restructuring program was implemented to reduce operating expenses and conserve cash. The Company also anticipates taking additional charges in the event that it is able to reach an agreement to terminate facilities leases for one or more of its office buildings in Redwood City, California.

     Details of the May 2002 restructuring for the three and nine months ended September 30, 2002 are as follows, in thousands:

		Write-down
	Worldwide	of property	Lease
	workforce	and	commitments
(unaudited)	reduction	equipment	and other	Total

Three Months Ended September 30, 2002
Provision balance at June 30, 2002	$1,194	$—	$2,268	$3,462
Cash payments	(1,194)	—	(1,053)	(2,247)

Provision balance at September 30, 2002	$—	$—	$1,215	$1,215

Nine Months Ended September 30, 2002
Charges	$3,660	$3,248	$2,318	$9,226
Cash payments	(3,660)	—	(1,103)	(4,763)
Non-cash charges	—	(3,248)	—	(3,248)

Provision balance at September 30, 2002	$—	$—	$1,215	$1,215

September 2001 Restructuring

     In September 2001, CoSine’s senior management approved a restructuring plan to reduce its worldwide workforce, close certain sales offices, exit certain facilities and idle certain property and equipment. Notification was given to employees on September 28, 2001 that certain job functions would be eliminated and that particular termination benefits would be paid to affected employees. As a result of the workforce reduction, approximately 50 employees were designated for termination in the restructuring plan and were then terminated in the fourth quarter of 2001. The employees in the workforce reduction were from all functional groups and were primarily located in CoSine’s Redwood City, California offices. The Company also wrote down certain property and equipment to its expected realizable value. Amounts related to the worldwide workforce reduction and lease commitments have been paid out. The restructuring program was implemented to reduce operating expenses and conserve cash.

     Total charges associated with this restructuring were $7.0 million, consisting of $1.5 million for worldwide workforce reduction, $4.6 million for write-down of property and equipment, and $0.9 million for lease commitments and other. During the three months ended September 30, 2002, the Company paid $0.2 million for lease commitments and other. During the nine months ended September 30, 2002, the Company paid $0.4 million in severance costs and $0.8 million for lease commitments and other. The provision balance at September 30, 2002 is $0.

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

Impairment of long-lived assets

     As a result of CoSine’s assessment of current market conditions and their related effect on its business plan, the Company concluded that indicators of impairment of its long-lived assets were present. Accordingly, the Company performed an impairment test of the carrying value of its long-lived assets, consisting primarily of property and equipment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Based on an undiscounted cash flow analysis, the cash flows expected to be generated by CoSine’s long-lived assets during their estimated remaining useful lives are not sufficient to recover the net book value of the assets. Consequently, the Company obtained a valuation report outlining the estimated fair value of the assets, based on quoted market prices, from an independent appraiser and recorded an impairment charge of $0.7 million for the three months ended September 30, 2002 and $15.5 million for the nine months ended September 30, 2002 to write the carrying value of its long-lived assets held for use down to their fair values.

10. SUBSEQUENT EVENTS

     Subsequent to September 30, 2002, CoSine undertook a restructuring program, in which the workforce was reduced by approximately 85 people. The Company anticipates incurring a one-time charge of approximately $1.5 million relating to severance costs in the fourth quarter of 2002.

     Additionally, the Company repriced 1,091,453 outstanding employee stock options to purchase shares of the Company’s common stock with original exercise prices ranging from $5.45 per share to $159.38 per share. These options were repriced on November 1, 2002 to $5.00 per share, which was above the fair market value at that date. As a result, these options will be subject to variable accounting treatment. Variable accounting will continue until the options are exercised or canceled, or expire. Variable accounting treatment may result in unpredictable charges or credits, recorded in “Non-Cash Charges Related to Equity Issuances,” dependent on fluctuations in quoted prices for the Company’s common stock.

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

OVERVIEW

     We develop, market and sell a communications platform that we refer to as our IP Service Delivery Platform. Our product is designed to enable network service providers to rapidly deliver computer applications and communications services from within their networks. We market our IP Service Delivery Platform through our direct sales force and through resellers to network service providers in Asia, Europe and North America. We provide customer service and support for our products directly and through support partners.

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

Revenue Recognition

     Most of our sales are generated from complex arrangements. In determining when to recognize revenue, we are required to make significant judgments, particularly in the areas of collectibility and customer acceptance.

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

Inventory Valuation

     In assessing the value of our inventory, we are required to make judgments as to future demand and then compare that demand with current inventory quantities and firm purchase commitments. If our inventories and firm purchase commitments are in excess of forecasted demand, we write down the value of our inventory. Inventory write-downs are charged to cost of sales. During the second quarter of 2002, we charged significant inventory write-downs to cost of sales as the result of reduced forecasted demand for our product. In future periods, if actual demand for our products is less than our forecasts, additional inventory write-downs could be required.

Long-lived assets

     We evaluate the carrying value of long-lived assets, consisting primarily of property, plant and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In assessing the recoverability of long-lived assets, we compare the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, the assets will be written down to their estimated fair value. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of overall market conditions and our participation in the market. Changes in these estimates could have a material adverse effect on the assessment of the long-lived assets, thereby requiring us to record further asset write-downs in the future.

Warranties

     When we recognize revenue from each sale, we include estimated warranty costs in cost of sales. Our warranty obligation is affected by product failure rates, materials usage and service delivery costs incurred in correcting product failures. In future periods, if actual product failure rates, materials usage or service delivery costs differ from our estimates, adjustments to cost of sales could result.

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

     Our revenue in 2001 was affected significantly by warrants issued to our first three customers: Qwest Communications International, Inc., AduroNet Limited and Broadband Office, Inc. These warrants were issued upon receipt of substantial purchase orders, which were preceded by a period of cooperation in the marketing, development and refinement of our products. Our revenue from these customers consisted of receipts from sales, including equity issued in connection with sales, less receipts for equity issued in connection with sales. As of December 31, 2001, the value of the warrants granted to these customers was fully amortized and as a result, our revenue in 2002 is no longer affected by the value of warrants granted to customers.

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

Repriced stock options: During the third quarter of 2001, we repriced 722,071 unexercised employee stock options to $15.50 per share. These options had previously been granted at prices ranging from $40.00 to $400.00 per share. The repricing requires that compensation be remeasured for these options until they expire or are exercised or canceled.

     Some of the stock options granted to our employees have resulted in deferred compensation as a result of stock options having an exercise price below their fair value. Deferred compensation is presented as a reduction to stockholders’ equity on the balance sheet and is then amortized using an accelerated method over the vesting period of the applicable options. When an employee terminates, an expense credit is recorded for any amortization that has been previously recorded as an expense in excess of vesting. During the three months and nine months ended September 30, 2002, credits of $4.5 million and $6.3 million, respectively, were recorded to reverse deferred stock compensation amortization in excess of vesting.

RESULTS OF OPERATIONS

     For the three months ended September 30, 2002 and 2001, we reported basic and diluted net losses per common share of $0.93 and $4.29, respectively. The effect of equity issuances to customers, suppliers, employees and consultants decreased net loss per common share by $0.33 for the three months ended September 30, 2002 and increased net loss per common share by $0.70 per share for the three months ended September 30, 2001.

     For the nine months ended September 30, 2002 and 2001, we reported basic and diluted net losses per common share of $7.94 and $12.75, respectively. The effect of equity issuances to customers, suppliers, employees and consultants increased net loss per common share by $0.05 and $3.18 per share for the nine months ended September 30, 2002 and 2001, respectively.

Revenue

     During 2000, CoSine issued warrants to its first three customers, which significantly affected revenue through December 31, 2001. These warrants were issued upon receipt of substantial purchase orders, which were preceded by a period of cooperation in the marketing, development and refinement of our products. Customer revenue consists of receipts from sales, including equity issued in connection with sales, less receipts for equity issued in connection with sales. As of December 31, 2001, the value of the warrants granted to our first three customers was fully amortized and excluded from the determination of revenue. As a result, our revenue in 2002 is no longer affected by the value of warrants granted to customers.

     For the three months ended September 30, 2002, revenue was $5.2 million of which 83% was from hardware sales, 1% was from software sales and 16% was from sales of services. For the three months ended September 30, 2001, revenue was $9.8 million of which 66% was from hardware sales, 7% was from software sales and 27% was from sales of services. Revenue in the third quarter of 2002 reflected sales to a fewer number of customers, in addition to order amounts by each customer being lower. The higher percentage of revenue from sales of services in 2001 was due to sales agreements with our initial customers that contained larger service elements.

     For the nine months ended September 30, 2002, revenue was $18.4 million of which 79% was from hardware sales, 9% was from software sales and 12% was from sales of services. For the nine months ended September 30, 2001, revenue was $23.0 million of which 59% was from hardware sales, 9% was from software sales and 32% was from sales of services. Revenue in the first nine months of 2002 reflected sales to a higher number of customers. However, order amounts by each customer were lower. The higher percentage of revenue from sales of services in 2001 was due to sales agreements with our initial customers that contained larger service elements.

     Below is a reconciliation of revenue for the three and nine months ended September 30, 2002 and 2001, as presented in our statement of operations to show the separate components as indicated, in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

		(unaudited)
Receipts from sales, including equity issued in connection with sales	$5,245	$10,320	$18,404	$25,796
Less: Receipts for equity issued in connection with sales	—	494	—	2,788

Revenue	$5,245	$9,826	$18,404	$23,008

     During the year ended December 31, 2000 we issued the following warrants to customers:

     A warrant exercisable for 123,350 shares of our series C preferred stock at an exercise price of $8.10 per share issued to Qwest Communications upon receipt of a purchase order from Qwest for $18.3 million of our products and services;

     A warrant exercisable for 20,000 shares of our common stock at an exercise price of $40.00 per share issued to AduroNet Ltd. upon receipt of a purchase order from AduroNet for $20.7 million of our products and services; and

     A warrant exercisable for 46,885 shares of our common stock at an exercise price of $37.30 per share issued to BroadBand Office upon receipt of a purchase order from BroadBand Office for $20.0 million of our products and services. BroadBand filed for bankruptcy in the second quarter of 2001 and subsequently CoSine wrote off the remaining unamortized portion of this warrant.

     We calculated the fair value of these customer-related warrants to be $16.3 million ($10.3 million in the case of Qwest, $1.9 million in the case of AduroNet and $4.1 million in the case of BroadBand Office). These values were calculated using the Black-Scholes option pricing model, using volatility of 0.6, a risk-free interest rate of 5% and an expected life of four years. Of this amount, $0.5 million and $2.8 million was excluded from revenue for the three and nine months ended September 30, 2001, respectively.

Non-Cash Charges Related to Equity Issuances

     During the three months ended September 30, 2002, we recorded a net credit of $3.2 million of non-cash charges related to equity issuances that included a reversal of deferred compensation amortization in excess of vesting for employees who were terminated. Deferred compensation had been previously recorded as an expense to cost of goods sold and operating expenses as a result of stock options issued to employees having an exercise price below their fair value. During the three months ended September 30, 2001, we amortized $6.4 million of non-cash charges related to equity issuances to cost of goods sold and operating expenses. During the nine months ended September 30, 2002, we amortized net charges of $0.5 million and during the nine months ended September 30, 2001, we amortized $27.8 million.

Cost of Goods Sold

     For the three months ended September 30, 2002, cost of goods sold was $2.2 million, of which $3.1 million or 138% represented materials, labor, production overhead, warranty and the costs of providing services, $(0.4) million or (16)% represented fully reserved inventory sold and $(0.5) million or (22)% represented a reversal of amortization of deferred compensation in excess of vesting related to stock options granted to employees in manufacturing operations who were terminated. For the three months ended September 30, 2001, cost of goods sold was $11.8 million, of which $5.2 million or 44% represented materials, labor, production overhead, warranty and the costs of providing services, $6.0 million or 51% represented inventory reserve provisions and $0.6 million or 5% represented amortization of deferred compensation.

     For the nine months ended September 30, 2002, cost of goods sold was $11.6 million, of which $10.4 million or 90% represented materials, labor, production overhead, warranty and the costs of providing services, $1.8 million or 15% represented inventory reserve provisions and $(0.6) million or (6)% represented fully reserved inventory sold, and $0.1 million or 1% represented net amortization of deferred compensation related to stock options granted to employees in manufacturing operations. For the nine months ended September 30, 2001, cost of goods sold was $25.1 million, of which $10.2 million or 41% represented materials, labor, production overhead, warranty and the costs of providing services, $13.0 million or 52% represented inventory reserve provisions and $1.9 million or 7% represented amortization of deferred compensation.

Gross Profit (Loss)

     For the three months ended September 30, 2002, gross profit was $3.0 million and for the three months ended September 30, 2001, gross loss was $1.9 million. The improvement in gross profit reflects $88,000 of inventory write-downs recorded for the three months ended September 30, 2002 compared with inventory write-downs of $6.0 million for the three months ended September 30, 2001.

     For the nine months ended September 30, 2002, gross profit was $6.8 million and for the nine months ended September 30, 2001, gross loss was $2.0 million. The improvement in gross profit reflects inventory write-downs of $1.8 million recorded for the nine months ended September 30, 2002 compared with inventory write-downs of $13.0 million for the nine months ended September 30, 2001.

Research and Development Expenses

     Research and development expenses were $4.1 million and $15.2 million for the three months ended September 30, 2002 and 2001, respectively. This represents a decrease of $11.2 million or 73%. This resulted partly from a decrease of $4.3 million in non-cash charges related to equity issuances due to the reversal of amortization of deferred compensation in excess of vesting related to employees who were terminated and our use of an accelerated amortization method for employee stock compensation, which results in lower charges in each subsequent period. Also, salary and employee-related expenses declined by $4.0 million, reflecting lower headcount in the current period. Additionally, depreciation expense was lower by $1.6 million as a result of the SFAS 144 reevaluation in the second quarter of 2002. Non-cash credits related to equity issuances were $2.0 million for the three months ended September 30, 2002 and non-cash charges related to equity issuances were $2.4 million for the three months ended September 30, 2001.

     Research and development expenses were $27.2 million and $51.3 million for the nine months ended September 30, 2002 and 2001, respectively. This represents a decrease of $24.1 million or 47%. This resulted partly from a $10.2 million reduction in salary and employee-related expenses reflecting lower headcount in the current period. Additionally, non-cash charges related to equity issuances were lower by $9.7 million due to the reversal of amortization of deferred compensation in excess of vesting for employees who were terminated and our use of an accelerated amortization method for employee stock compensation, which results in lower charges in each subsequent period. Non-cash credits related to equity issuances were $0.3 million for the nine months ended September 30, 2002 and non-cash charges related to equity issuances were $9.4 million for the nine months ended September 30, 2001.

Sales and Marketing Expenses

     Sales and marketing expenses were $5.7 million and $13.4 million for the three months ended September 30, 2002 and 2001, respectively. This represents a decrease of $7.7 million or 57%. This resulted partly from a $2.6 million reduction in salary and employee-related expenses reflecting lower headcount in the current period. Also, non-cash charges related to equity issuances declined by $2.6 million due to the reversal of amortization of deferred compensation in excess of vesting for employees who were terminated and our use of an accelerated amortization method for employee stock compensation, which results in lower charges in each subsequent period. Additionally, depreciation expense was lower by $0.7 million as a result of the SFAS 144 reevaluation in the second quarter of 2002. Non-cash credits related to equity issuances were $0.5 million for the three months ended September 30, 2002 and non-cash charges related to equity issuances were $2.0 million for the three months ended September 30, 2001.

     Sales and marketing expenses were $24.3 million and $48.2 million for the nine months ended September 30, 2002 and 2001, respectively. This represents a decrease of $23.8 million or 49%. This resulted partly from an $11.7 million decrease in non-cash charges related to equity issuances due to the reversal of amortization of deferred compensation in excess of vesting for employees who were terminated and our use of an accelerated amortization method for employee stock compensation, which results in lower charges in each subsequent period. Additionally, salary and employee-related expenses were reduced by $5.3 million reflecting lower headcount in the current period and travel expenses declined by $2.1 million due to the implementation of cost saving measures. Non-cash credits related to equity issuances were $0.2 million for the nine months ended September 30, 2002 and non-cash charges related to equity issuances were $11.5 million for the nine months ended September 30, 2001.

General and Administrative Expenses

     General and administrative expenses were $2.3 million and $5.9 million for the three months ended September 30, 2002 and 2001, respectively. This represents a decrease of $3.6 million or 60%. This resulted partly from a $1.6 million decrease in non-cash charges related to equity issuances due to the reversal of amortization of deferred compensation in excess of vesting for employees who were terminated and our use of an accelerated amortization method for employee stock compensation, which results in lower charges in each subsequent period. Also, salary and employee-related expenses declined by $1.2 million reflecting lower headcount in the current period. Additionally, depreciation expense was lower by $0.8 million as a result of the SFAS 144 reevaluation in the second quarter of 2002. Non-cash credits related to equity issuances were $0.2 million for the three months ended September 30, 2002 and non-cash charges related to equity issuances were $1.4 million for the three months ended September 30, 2001.

     General and administrative expenses were $9.4 million and $19.5 million for the nine months ended September 30, 2002 and 2001, respectively. This represents a decrease of $10.1 million or 52%. This resulted partly from a $4.2 million decrease in non-cash charges related to equity issuances due to the reversal of amortization of deferred compensation in excess of vesting for employees who were terminated and our use of an accelerated amortization method for employee stock compensation, which results in lower charges in each subsequent period. Also, salary and employee-related expenses declined by $2.8 million reflecting lower headcount in the current period. Reduced use of outside professional services resulted in a decrease of $1.7 million. Additionally, depreciation expense was lower by $1.0 million as a result of the SFAS 144 reevaluation in the second quarter of 2002. Non-cash charges related to equity issuances were $0.7 million and $5.0 million for the nine months ended September 30, 2002 and 2001.

Restructuring and Impairment

May 2002 Restructuring

     In May 2002, our senior management approved a restructuring plan to reduce our worldwide workforce, close certain sales offices, exit certain facilities and dispose of or abandon certain property and equipment. Employees were notified in May 2002 that certain job functions would be eliminated and that particular termination benefits would be paid to affected employees. As a result of the workforce reduction, 146 employees were designated for termination in the restructuring plan. Most of the terminations took place in the second quarter of 2002, with the remainder taken in the third quarter of 2002. The employees in the workforce reduction were from all functional groups and were located in our offices in the United States, Europe and Asia. Amounts related to the worldwide workforce reduction were paid out through September of 2002, and lease commitments and non-cancelable commitments are being paid out over their respective terms through 2003. We also wrote down certain property and equipment to its expected realizable value as the assets have been either sold, disposed of or otherwise abandoned. The restructuring program was implemented to reduce operating expenses and conserve cash. We expect that this restructuring plan will reduce quarterly operating expenses by approximately $9.0 million by the fourth quarter of 2002, a 36% reduction as compared with the first quarter of 2002. We also anticipate taking additional charges in the event that we are able to reach an agreement to terminate facilities leases for one or more of our office buildings in Redwood City, California.

     Details of the May 2002 restructuring for the three and nine months ended September 30, 2002 are as follows, in thousands:

		Write-down
	Worldwide	of property	Lease
	workforce	and	commitments
(unaudited)	reduction	equipment	and other	Total

Three Months Ended September 30, 2002
Provision balance at June 30, 2002	$1,194	$—	$2,268	$3,462
Cash payments	(1,194)	—	(1,053)	(2,247)

Provision balance at September 30, 2002	$—	$—	$1,215	$1,215

Nine Months Ended September 30, 2002
Charges	$3,660	$3,248	$2,318	$9,226
Cash payments	(3,660)	—	(1,103)	(4,763)
Non-cash charges	—	(3,248)	—	(3,248)

Provision balance at September 30, 2002	$—	$—	$1,215	$1,215

September 2001 Restructuring

     In September 2001, our senior management approved a restructuring plan to reduce our worldwide workforce, close certain sales offices, exit certain facilities and idle certain property and equipment. Notification was given to employees on September 28, 2001 that certain job functions would be eliminated and that particular termination benefits would be paid to affected employees. As a result of the workforce reduction, approximately 50 employees were designated for termination in the restructuring plan and were then terminated in the fourth quarter of 2001. The employees in the workforce reduction were from all functional groups and were primarily located in our Redwood City, California offices. We also wrote down certain property and equipment to its expected realizable value. Amounts related to the worldwide workforce reduction and lease commitments have been paid out. The restructuring program was implemented to reduce operating expenses and conserve cash.

     Total charges associated with this restructuring were $7.0 million, consisting of $1.5 million for worldwide workforce reduction, $4.6 million for write-down of property and equipment, and $0.9 million for lease commitments and other. During the three months ended September 30, 2002, we paid $0.2 million for lease commitments and other. During the nine months ended September 30, 2002, we paid $0.4 million in severance costs and $0.8 million for lease commitments and other. The provision balance at September 30, 2002 is $0. Due to this restructuring we realized a cost savings of approximately $8.6 million per quarter, starting in the first quarter of 2002.

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

Impairment of long-lived assets

     As a result of our assessment of current market conditions and their related effect on our business plan, we concluded that indicators of impairment of our long-lived assets were present. Accordingly, we performed an impairment test of the carrying value of our long-lived assets, consisting primarily of property and equipment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Based on an undiscounted cash flow analysis, the cash flows expected to be generated by our long-lived assets during their estimated remaining useful lives are not sufficient to recover the net book value of the assets. Consequently, we obtained a valuation report outlining the estimated fair value of the assets, based on quoted market prices, from an independent appraiser and recorded an impairment charge of $0.7 million for the three months ended September 30, 2002 and $15.5 million for the nine months ended September 30, 2002 to write the carrying value of our long-lived assets held for use down to their fair values.

Interest and Other Income

     For the three and nine months ended September 30, 2002, interest and other income was $1.1 million and $3.3 million, respectively, down from $2.1 million and $9.1 million for the three and nine months ended September 30, 2001, respectively. This reflects decreased interest income due to lower levels of cash and short-term investments and lower interest rates on invested amounts.

Interest Expense

     For the three and nine months ended September 30, 2002, interest expense was $0.2 million and $0.8 million, respectively, down from $0.4 million and $1.3 million for the three and nine months ended September 30, 2001, respectively. The reduction reflects a decline in our debt.

Income Tax Provision

     The provisions for income taxes were $0.1 million and $0.1 million for the three months ended September 30, 2002 and 2001, respectively, and $0.4 million and $0.7 million for the nine months ended September 30, 2002 and 2001, respectively, and were comprised entirely of foreign corporate income taxes, which are a function of our operation of subsidiaries in various countries.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to our initial public offering in September 2000, we financed our operations primarily through sales of convertible preferred stock for net proceeds of $166.6 million, plus equipment and working capital loans and capital leases. Upon the closing of our initial public offering on September 29, 2000, we received cash proceeds, net of underwriters’ discounts and offering expenses, totaling $242.5 million, and all of our convertible preferred stock was converted into 6.96 million shares of common stock.

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

Cash, Cash Equivalents and Short-Term Investments

     At September 30, 2002, cash, cash equivalents and short-term investments were $113.6 million. This compares with $164.9 million at December 31, 2001.

Operating Activities

     We used $44.3 million and $74.6 million of cash in operations for the nine months ended September 30, 2002 and 2001, respectively. The decrease in net cash used in operating activities was the result of a lower net loss and an improvement in working capital. The working capital improvement was due to reductions in accounts receivable and inventory.

Investing Activities

     For the nine months ended September 30, 2002 and 2001, we used $5.6 million and provided $40.3 million, respectively, in cash from investing activities. The change reflects a decrease of $57.6 million for net proceeds from the sale of short-term investments offset by a decrease in capital expenditures of $11.8 million.

Financing Activities

     For the nine months ended September 30, 2002 and 2001, $3.9 million and $3.9 million, respectively, were used in financing activities. This primarily reflects principal payments on working capital loans and capital leases.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The principle difference between SFAS 146 and EITF 94-3 relates to its requirement for recognition of a liability for a cost associated with an exit or disposal activity. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We will adopt SFAS 146 effective January 1, 2003, for the fiscal year ending December 31, 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. We do not expect the adoption of SFAS 146 to have a material impact on its financial statements.

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

     Our products are more complicated than most networking products. They can be adequately tested only when put to full use in large and diverse networks with high amounts of traffic. Errors or defects in our products could result in the loss of current customers, the inability to attract new customers and increased service and warranty costs.

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

If we fail to retain key personnel, our operations could suffer and our stock price could be negatively impacted.

     Maintaining key personnel may be difficult for a number of reasons, including but not limited to market demand, stock price, growth opportunities, management philosophy, company performance and competitive activity. If we lose key personnel we may find it difficult and costly to recruit new management and other personnel and this may have a negative affect on our performance and in turn on our stock price.

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

     We may become a party to litigation in the future to protect our intellectual property or because others may allege infringement of their intellectual property. These claims and any resulting lawsuit could subject us to significant liability for damages or invalidate our proprietary rights. These lawsuits, regardless of their merits, likely would be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation alleging our infringement of a third-party’s intellectual property also could force us to:

•	stop selling products or services that use the challenged intellectual property;

•	obtain from the owner of the infringed intellectual property right a license to sell the relevant technology, which license may not be available on reasonable terms, or at all; or

•	redesign those products or services that use the infringed technology.

If our stock price declines to below $1.00, we could be delisted from the Nasdaq.

     Our stock price was $3.96 as of November 6, 2002. If our stock price were to drop below $1.00, our common stock could be delisted from the Nasdaq National market.

     A low stock price could also cause some of our potential customers to be reluctant to purchase our products.

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

Exchange Rate Sensitivity

     Currently, most of our sales and expenses are denominated in United States dollars. As a consequence, we have not engaged in any foreign exchange hedging activities to date. However, if transactions in foreign currencies increase in the future, we may engage in foreign exchange hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer have evaluated our disclosure controls and procedures as of a date (the “Evaluation Date”) within the 90 days prior to the filing date of this report on Form 10-Q, and have concluded that such controls and procedures are effective.

(b)	There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies or material weaknesses.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)	On September 25, 2000, in connection with our initial public offering, a Registration Statement on Form S-1 (File No. 333-35938) was declared effective by the Securities and Exchange Commission, pursuant to which 1,150,000 shares of our common stock were offered and sold for our account at a price of $230 per share, generating gross offering proceeds of $264.5 million. The managing underwriters were Goldman, Sachs & Co., Chase Securities Inc., Robertson Stephens, Inc. and JP Morgan Securities Inc. Our initial public offering closed on September 29, 2000. The net proceeds of the initial public offering were approximately $242.5 million after deducting approximately $18.5 million of underwriting discounts and approximately $3.5 million of other offering expenses.

We did not pay directly or indirectly any of the underwriting discounts or other related expenses of the initial public offering to any of our directors or officers, any person owning 10% or more of any class of our equity securities, or any of our affiliates.

We have used approximately $129 million of the funds from the initial public offering to fund our operations. We expect to use the remaining net proceeds for general corporate purposes, to fund our operations, working capital and capital expenditures. Pending further use of the net proceeds, we have invested them in short-term, interest-bearing, investment-grade securities.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

A special meeting of stockholders was held on September 17, 2002, at which our stockholders approved a proposal authorizing the Board of Directors to effect a reverse stock split within a specified range of exchange ratios. On September 17, 2002, we effected a 1-for-10 reverse stock split, as previously approved by the Board of Directors.

At the special meeting, 76,073,491 shares were voted in favor of the proposal, 8,775,155 shares were voted against the proposal and 54,855 shares abstained. There were no broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit Index on page 29.

(b)	Reports on Form 8-K.

On August 14, 2002, Stephen Goggiano, President and Chief Executive Officer of the Company, and Terry Gibson, Executive Vice President and Chief Financial Officer of the Company, each executed certifications in connection with the Form 10-Q of the Company for the period ending June 30, 2002, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Copies of such certifications were included in the Form 8-K as Exhibits 99.1 and 99.2.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSINE COMMUNICATIONS, INC.
	By:	/s/ Terry Gibson Terry Gibson Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: November 14, 2002

CERTIFICATION

1. I have reviewed this quarterly report on Form 10-Q of CoSine Communications, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Stephen Goggiano

Stephen Goggiano Director, President and Chief Executive Officer

November 14, 2002

CERTIFICATION

1. I have reviewed this quarterly report on Form 10-Q of CoSine Communications, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Terry Gibson

Terry Gibson Executive Vice President and Chief Financial Officer

November 14, 2002

EXHIBIT INDEX

Exhibit Number	Description

3.4	Amendment of Second Amended and Restated Certificate of Incorporation of CoSine Communications, Inc.
99.1	Certification of Stephen Goggiano, President and Chief Executive Officer of CoSine Communications, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Terry Gibson, Executive Vice President and Chief Financial Officer of CoSine Communications, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.