Form 10-K
period 2002-12-31
COSINE COMMUNICATIONS INC
filed 2003-03-27
CIK 1060824

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 000-30715

CoSine Communications, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3280301
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1200 Bridge Parkway, Redwood City, CA	94065
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (650) 637-4777

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, $.0001 Par Value
(Title of each class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑

      At June 30, 2002, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $39,077,130.

      The aggregate market value of the Common Stock held by non-affiliates of the Registrant (based on the closing price for the Common Stock on the Nasdaq National Market) was $40,538,630 on March 14, 2003.

      As of March 14, 2003, there were 9,916,615 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive Proxy Statement for CoSine’s Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of CoSine’s year end are incorporated by reference into Part III of this Report.

COSINE COMMUNICATIONS, INC.

Form 10-K

Year Ended December 31, 2002

SAFE HARBOR STATEMENT UNDER

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      This report contains forward-looking statements that are subject to risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of this report. Our actual results may vary significantly from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, product development, commercialization and technology difficulties, manufacturing costs, the impact of competitive products, pricing pressures, changing customer requirements, timely availability and acceptance of new products, changes in economic conditions in the various markets we serve and those factors discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors.” We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in fiscal year 2003.

PART I

Item 1.	Business

OVERVIEW

      We develop, market and sell a communications platform designed to enable network service providers to rapidly deliver a portfolio of profitable communication services to business and consumer customers. Examples include:

•	virtual private networks, or VPNs, which are secure private networks that run on the Internet and other communications networks;

•	firewalls, which are security programs designed to prevent unwanted network traffic; and

•	secure broadband access, which is secure high-speed access to the Internet and other communications networks.

      Our Internet Protocol (IP) Service Delivery Platform consists of hardware elements: a chassis, including our IPSX 9500TM and IPSX 3500TM Service Processing Switches (IPSXs), and sub-systems known as our IP Service Generators (IPSGs) that support various IP services; and software elements consisting of our InVisionTM Service Management software for network management and InGageTM Customer Network Management software.

      Our network-based platform is designed to:

•	allow delivery of applications and services to tens of thousands of subscriber networks simultaneously;

•	help address the cost, management complexity and scalability issues of service delivery; and

•	reduce the need for equipment on a customer’s premises to provide these applications and services.

INDUSTRY BACKGROUND

      Data networks, including the Internet, have rapidly evolved to become critical for the communications needs of many businesses and consumers. Despite the downturn within the telecommunications industry and the overall decrease in capital spending, service providers who offer high-speed connectivity services to businesses and consumers are continuing to invest in high-capacity networks using the latest broadband access, switching and routing products from both traditional and emerging communications equipment vendors.

      The delivery of high-speed connectivity is an intensely competitive industry. This competition has made it difficult for service providers to differentiate their service offerings on price alone.

      As businesses have become more dependent on the Internet and other data networks, they are increasingly seeking other communications services in addition to high-speed connectivity. To enable these services, a secure and reliable networking environment is required. The Internet, however, suffers from an inherent lack of security and dependability, which businesses have struggled to overcome by using technologies installed on customer premises equipment, or CPE. These technologies include firewalls, Denial of Service (DoS) mitigation, Public Key Infrastructure (PKI), VPNs with IPSec encryption (which is the coding of data for security purposes, or Multi-Protocol Label Switching (MPLS)). Businesses use additional CPE as more services are needed. This equipment can be costly to install and maintain, requiring large numbers of expensive networking personnel to manage. We believe that most businesses are having difficulty implementing these technologies and that many businesses are increasingly seeking to outsource IP services.

      Network service providers have begun to provide solutions to address this demand and achieve three important business objectives:

•	attracting subscribers through differentiated services that can be layered on top of basic high-speed connectivity services;

•	increasing revenue from business subscribers who are demanding additional services; and

•	reducing subscriber turnover, because customers must consider the total cost of replacing multiple services and evaluate the risk of moving critical business services to a new service provider.

THE PROBLEMS OF A CPE-BASED APPROACH

      Although network service providers have started to offer additional services through the CPE-based approach, that approach is subject to a number of limitations.

      Each customer site requires multiple pieces of on-site equipment provided by numerous vendors. This equipment enables various functions, including routing, firewall protection and the mitigation of DoS attacks. We believe that the CPE-based model creates the following challenges that constrain the delivery of services for both network service providers and their customers:

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

      Limited Network Services. In a CPE-based model, a subscriber’s data is typically encrypted before entering the service provider’s network. This encryption limits the service provider to simple data transmission because additional services must be implemented before encryption.

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

THE NEED FOR A NEW NETWORK-BASED SERVICE DELIVERY MODEL

      We believe that the problems with CPE-based service delivery models have created a significant need for service providers to offer network-based services that operate on equipment located within the service providers’ networks. Delivering services in this manner requires the creation of a new and more intelligent network, through which services can be delivered quickly and cost-effectively. It also must serve thousands of customer sites from within a service provider’s network, without the need for equipment to be installed or managed on customers’ premises. We believe that this network must be based on an open architecture that will support network standards and allow for the implementation of third-party applications.

Limitations of Existing Network-Based Approaches

      Existing network-based approaches to providing IP services satisfy some needs, but are subject to certain limitations.

      Relocation of Customer Premises Equipment. While reducing the installation and management costs resulting from broad geographic dispersion of CPE, relocating this equipment to the service providers’ facilities does not fully address the remaining problems of CPE-based approaches. For example, this approach introduces costs incurred in requiring large numbers of devices to be located in the already constrained space of the service providers’ facilities.

      Carrier Switches and Routers. Switches and routers used by service providers are specifically designed to forward packets of data through networks. We believe that this equipment lacks the flexibility and general-purpose computing capacity necessary to directly support a wide range of services because the equipment cannot be adapted to provide other services beyond a private IP WAN service based upon MPLS VPNs.

      Large General-Purpose Computers. Large general-purpose computers, commonly used in computer data centers, do not have routing capabilities or network access interfaces and are not designed specifically for data forwarding. We believe that these computers do not have the network management and operational systems required to meet stringent service provider requirements.

THE COSINE COMMUNICATIONS SOLUTION

      Our IP Service Delivery Platform provides a solution that is designed to allow service providers to build intelligent data networks and deliver a variety of applications to their end-users. Intelligent data networks are those designed to deliver applications from within a network without the need for specialized CPE. Our IP Service Delivery Platform, which is designed to deliver applications to thousands of subscribers simultaneously, consists of hardware elements: a chassis, including our IPSX 9500 and IPSX 3500 Service Processing Switches, and sub-systems known as our IPSGs; and software components consisting of our InVision and InGage software.

      We believe our products offer the following benefits for service providers and their customers:

•	the ability for service providers to increase revenue by delivering a variety of services to their customers;

•	faster availability of new services for delivery by service providers;

•	reduced operating expenses for service providers through automated delivery and customer activation, centralized billing and fewer on-site service calls;

•	the ability of service providers to attract new customers and reduce customer turnover;

•	the ability for subscribers to monitor and control services;

•	reliability and scalability;

•	software-based network management capabilities for service providers and their customers;

•	a flexible open architecture that can support third-party applications and services; and

•	the ability to support and operate with existing network standards and applications.

STRATEGY

      Our objective is to become the leading supplier of carrier network equipment designed to deliver profitable applications and services seamlessly from within a service provider’s network. The key elements of our strategy are:

•	Use Our Architecture to Offer Scalable Services and Applications. The fully distributed and virtualized architecture approach of the IPSX enables us to offer service providers the capability of rolling out a services that can be added to their data portfolio. CoSine either develops these applications in-house or leverages third party vendors based on the application type and service provider need.

•	Work Closely with Customers to Facilitate New Services. We work closely with our customers to develop features to meet their complex and distinct needs. We believe that our customers’ input and cooperation are essential to the design of new features for our platform and its use in their networks.

•	Expand Sales, Distribution, Support and Service Capabilities. We have built a team of support and service professionals to assist our customers with the design, implementation and efficient operation of our platform within their networks.

•	Develop New Technologies and Products. We have developed a fully distributed and virtualized hardware and software architecture that we believe will allow us to rapidly develop future products and enhancements. We intend to continue our significant investment in research and development to create new technologies and products.

•	Pursue Strategic Partners. We intend to expand our products and services through selected partners. We believe that working with companies that provide complementary products or services for intelligent data networks will assist us in bringing greater value to our customers.

PRODUCTS AND TECHNOLOGY

IP Service Delivery Platform

      Our products are offered in various configurations and combinations depending on the size of the service provider and the specific service offerings. The IPSX 9500 and IPSX 3500 come with the operating system software already loaded. A network service provider may buy the hardware with no additional software applications. However, the hardware will often be ordered with our InVision Service Management software. Our InGage Customer Network Management software is a packaged tool kit that allows a service provider to develop customer network management capabilities to give their end-users visibility and control into their managed services.

      As our product is fully functional at the time of shipment, no significant installation services are necessary once the product has been received at the customer’s site.

IPSX Service Processing Switch Family

      Our IPSX family of service processing switches combines the functionality of high-performance networking hardware, distributed computing hardware and operating system software. It is designed to be installed in a service provider’s facility and is the platform from which services are delivered.

      Our switch family is based on a computing architecture that allows distributed computing to occur simultaneously within a multi-processor system. This approach combines the computing power of multiple processing engines to deliver more performance than a single-processor architecture. This approach, which is designed to be scalable allows additional processing resources (and thus subscriber service capacity) to be added to the platform as they are needed. This is in sharp contrast to edge routers with their centralized architecture which has a fixed ceiling of subscriber capacity and service processing performance power.

      IPSX Hardware Architecture. The IPSX hardware architecture involves two key design elements, our chassis design and our service generator design, that create a modular and flexible platform. We have two chassis designs: 1) the IPSX 9500, which provides a total of 26 slots, 13 in the front and 13 in the rear, and 2) the IPSX 3500, which provides eight slots.

      The IPSG is a self-contained subsystem that delivers computationally intense IP services such as VPNs and managed firewalls. It operates within CoSine’s IPSXs deployed at the edge of a carrier’s network. Each IPSG is assembled with a combination of various processing engines and interface modules to provide specific functionality. The performance of our IPSGs is enhanced by CoSine-originated integrated circuits, our processing architecture and our IP Network Operating System (IPNOSTM).

      IPNOS Software. Our operating system software, or IPNOS, is designed to provide:

•	real-time processing, which allows the IPSX to perform its functions without significant delay;

•	an object-oriented environment, which provides a simple framework for multiple instances of the same application to operate securely and independently;

•	fault-tolerance, with the goal that if any component fails, a backup will immediately take its place with no loss of service; and

•	distributed computing, which spreads applications and data over multiple processors at the same time.

InVision Service Management Software

      InVision is a scalable network management software product designed to allow service providers to manage our IP Service Delivery Platform and the services being offered to their customers. It is designed to be installed in the service provider’s network operations center and provides a broad range of management services for each application. It also enables service providers to develop templates and tools to facilitate the process of delivering new services.

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

SERVICE OFFERING EXAMPLES

      Our IP Service Delivery Platform can support the following network applications:

•	enterprise VPN service;

•	wholesale VPN service;

•	secure broadband service;

•	combined traditional and IP networking service; and

Enterprise Virtual Private Network Service

      Our platform is designed to enable service providers with IP backbone networks to offer their enterprise subscribers VPN services without the need for costly customer premises equipment. Using traditional connections, enterprise subscribers can access our IP Service Delivery Platform located at their service provider’s closest facility. Each IPSX acts as a private aggregation point for these connections and can provide secure routing services between all of a customer’s sites within a virtual network.

      Service providers can install our platform at the edge of their networks to reduce the distance that must be traversed using costly traditional connections from each enterprise subscriber to the nearest service provider facility. Once the traffic reaches the IPSX, our IP Service Delivery Platform can provide encryption and authentication services. The traffic can then be securely transmitted less expensively over public IP networks or the Internet. In addition to encrypted VPN services, CoSine also offers MPLS-based VPNs per the IETF standard RFC 2547.

Wholesale VPN Service

      A wholesale ISP that provides wholesale VPN and other services to regional ISPs, can use our IP Service Delivery Platform to offer these regional ISPs services for resale to their subscribers. ISPs using CPE-based encryption cannot easily offer network-based services because traffic is encrypted on the customer’s premises before being sent to the network. Once encrypted by the customer, the service provider cannot interpret the contents of the packet and, as a result, cannot layer on any services.

      When CPE-based encrypted traffic from a customer site is directed by the regional ISP to our IPSX within the wholesale ISP’s network, the wholesale ISP can decrypt the traffic and offer services on behalf of regional ISPs. The wholesale ISP can then re-encrypt the traffic and forward it to its next destination. This allows the regional ISP to offer a wide range of services to its customers from the wholesale ISP’s network in a cost-effective, scalable manner.

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

CUSTOMERS

      During the year ended December 31, 2002, we recognized revenue from transactions with 54 customers, of which Sprint and NEC Corporation accounted for 22% and 15% of our revenue, respectively. Geographically, our revenue was distributed as follows: Asia/ Pacific 40%; United States 36%; and Europe 24% (See Note 1 of the Notes to the Consolidated Financial Statements).

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

SALES AND MARKETING

      Our products are sold through our direct sales organization, resellers targeting specific countries and international partners. At December 31, 2002, we had 39 people in our sales and marketing organization.

      We continue to devote a significant portion of our sales and marketing resources to customer evaluations and trials. The extensive capabilities of our IP Service Delivery Platform, the complexity of the networks in which it is installed and the stability and performance requirements of our customers frequently result in extended test and trial periods. Because of the complex nature of the testing process for our products and the equipment required, our prospective customers frequently ask for our assistance during the evaluation phase of our product offering. Therefore, we are continuing to update our evaluation laboratory to assist prospective customers with test and trial initiatives, to facilitate our customers’ purchase decisions for our products. These evaluations and trials generally last between three and 12 months, depending on the size and complexity of the customer’s planned deployment of the CoSine platform. Trials and evaluations may consist of, but are not limited to, the following:

•	Customer visits to our sales laboratory in Redwood City, California.

•	Laboratory visits and trials with CoSine systems that are shipped to customers’ laboratory sites and/or customer network points of presence for field testing.

•	Field trials with multiple CoSine systems for large carriers to validate CoSine’s platform in the prospective customer’s global network.

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

Direct Sales

      Our direct sales organization is divided into two regions, North American and International, and concentrates on network service providers offering IP-based services. Account managers focus on selling to large individual customers and to select high-end resellers that specialize in offering solutions to the carrier market. Account managers work with our customer services organization and our systems engineering group to provide customers with network design and build-out proposals. Account managers are directed by regional Vice Presidents who report directly to the President and Chief Executive Officer of CoSine.

      As part of our direct sales model, we use our field sales, engineering and executive personnel to establish multiple contacts within a potential customer’s business organization. We believe that maintaining ongoing relationships with key individuals in our customers’ engineering, operations, marketing and executive departments is important to our success.

International Sales and Resellers

      We have sales offices in a total of eight countries in Europe, Asia and North America. For customers in countries in which we have local offices, most of our sales transactions are conducted directly with the customer. However, if the customer prefers to make a purchase through a reseller with which the customer has an established relationship, we may conduct business through the reseller. In connection with our May and October 2002 restructurings, we closed sales offices in eight counties in Europe and Asia. In countries in which we do not have a local sales office, all of our sales transactions are conducted through resellers.

CUSTOMER SERVICE AND SUPPORT

      Customer service and support play a key role in ensuring our customers’ success in using the IP Service Delivery Platform. The goal of our service organization is to assist service providers to generate sustainable new revenues in a short period of time. We seek to achieve this goal by providing a comprehensive set of service offerings starting with network architecture, design and installation, through product support. Our support offerings include hardware and software warranty services, access to our technical assistance center, on-site network engineers and technical information and assistance.

      Our professional services include consulting offerings designed to support service providers from initial planning through implementation and ongoing operation. Our network engineers and consultants are skilled in network design and architecture, VPN technologies, IP security, IP routing protocols and network performance and availability.

      At December 31, 2002, we had 11 employees in our customer service and support organization.

RESEARCH AND DEVELOPMENT

      We have a team of skilled engineers with extensive experience in designing:

•	scalable Internet software;

•	high performance computing platforms;

•	application specific integrated circuits with advanced packaging technologies;

•	network communications protocols;

•	Internet security protocols;

•	Internet firewalls;

•	managed network services;

•	operating system design; and

•	network management software.

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

      At December 31, 2002, we had 82 employees in our research and development group.

      Our research and development expenses, including non-cash charges related to equity issuances, totaled $32.4 million, $66.1 million and $91.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

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

      We believe that our use of outsourced manufacturing minimizes the space and inventory investment needed for manufacturing operations and enables us to:

•	adjust manufacturing volumes quickly to meet changes in customer demand;

•	focus on production planning and key commodity management; and

•	take advantage of the purchasing power of our contract manufacturers.

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

      At December 31, 2002, we had 11 employees in our manufacturing operations group.

BACKLOG

      CoSine’s backlog includes purchase orders from customers with approved credit status, representing products and services we plan to deliver within 12 months, plus our current balance of deferred revenue. At December 31, 2002, 2001 and 2000, our backlog totaled $1.4 million, $4.4 million and $15.0 million, respectively.

      After the successful completion of a customer evaluation and trial, there is generally a short time between order and shipment. In addition, customers occasionally change delivery schedules or cancel orders. As a result, we do not believe that backlog, as of any particular date, is necessarily indicative of future revenues for any particular period. However, we expect that most of our future sales will come from repeat business from existing customers as well as the successful completion of customer evaluations and trials.

COMPETITION

      The networking equipment business is extremely competitive, with numerous vendors offering products that enhance the functionality of a service provider’s network. Because our IP Service Delivery Platform enables a broad suite of services, our capabilities place us in direct competition with a variety of networking equipment vendors who can offer specific products each addressing some of a service provider’s needs.

      In specific service areas, our competitors include Alcatel, Cisco, Lucent, Nortel, Siemens and Juniper. Our competitors market and sell products that offer VPN and firewall capabilities. These competitors and other new entrants are developing new infrastructure solutions for use within a service provider’s network. In general, we are seeing increasing competition from suppliers of conventional routers who are attempting to offer value-added services at the network edge.

      We also compete with companies that provide traditional enterprise products, because our IP Service Delivery Platform may reduce the need for these products. These companies include SonicWall and NetScreen for firewalls, Avaya and Cisco for IPSec VPN encryption and Arbor Networks for DoS mitigation. In addition, as we continue to add functionality through the addition of third-party applications to the IPSX platform, we will compete with leading vendors in each new segment we enter.

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

      We believe that the principal areas of competition in these markets are product performance, reliability, expandability and cost-effectiveness. We believe that to be competitive in these markets, we must deliver products that:

•	provide extremely high network reliability;

•	provide high performance;

•	scale easily and efficiently through service virtualization and unparalleled service processing capability;

•	operate with existing network designs and equipment vendors;

•	reduce the complexity of the network by decreasing the need for multiple layers of equipment;

•	provide a cost-effective solution for service providers; and

•	are supported by responsive customer service and support.

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

INTELLECTUAL PROPERTY

      Our IPNOS, InVision and InGage software were developed internally and are protected by United States and foreign copyright laws. Our IP Service Delivery Platform system architecture and hardware were developed internally, and we own rights to the core interfaces and protocols between subsystems, which are the subject of pending United States patent applications. As of March 14, 2003, we have a total of 20 patent applications pending in the United States relating to the design of our products and a patent application pending in each of Japan and the European Union.

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

EMPLOYEES

      As of December 31, 2002, we had 163 full-time employees, 82 of whom were engaged in research and development, 39 in sales and marketing, 20 in general corporate, finance and administration, 11 in customer support and 11 in manufacturing. None of our employees is represented by a labor union. None of our officers or key employees is bound by an employment agreement for any specific term. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

      There has been turnover among most of our executive positions during the past year. Our new executive management team is comprised of individuals who each bring substantial career and industry experience.

      The names of our executive officers and their ages, titles and biographies as of March 25, 2003 appear below.

Name	Age	Position

Stephen Goggiano	50	President and Chief Executive Officer
Terry Gibson	49	Executive Vice President and Chief Financial Officer
Jill Bresnahan	40	Senior Vice President, General Counsel and Secretary
Robert Iannucci	47	Senior Vice President, Engineering

      Stephen Goggiano became Chief Executive Officer on March 3, 2002. Previously, he had served as Chief Operating Officer since joining CoSine in December 1999 and assumed the position of President in April 2001. Prior to joining CoSine, Mr. Goggiano held various positions at SGI, formerly known as Silicon Graphics, Inc., a provider of computing systems and software, from 1989 to 1999. These positions included Senior Vice President and General Manager of SGI’s Server and Supercomputer division, and Senior Vice President of worldwide manufacturing and customer service. Mr. Goggiano holds a B.S. in Business from San Jose State University.

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

      Robert Iannucci has served as Senior Vice President of Engineering since joining CoSine in January 2002. From November 1995 until joining CoSine, Dr. Iannucci worked at Compaq Computer Corporation (and Digital Equipment Corporation, which was acquired by Compaq in 1998), becoming Vice President of Research in May 1999. Prior to that Dr. Iannucci was Director of Compaq’s Cambridge Research Laboratory. Dr. Iannucci holds a Ph.D. in Electrical Engineering and Computer Science from the Massachusetts Institute of Technology and has published books and papers in the field of parallel computation.

ADDITIONAL INFORMATION

      We file annual reports, quarterly reports, proxy statements and other documents with the Securities and Exchange Commission (SEC) under the Securities exchange Act of 1934 (Exchange Act). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may obtain information on the operation of the public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including CoSine, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at HTTP://www.sec.gov.

      We also make available free of charge through our Internet site (http://www.cosinecom.com) our most recent annual reports, quarterly reports, proxy statements and certain other documents filed with the SEC. These documents are available as soon as reasonably practicable after we file them with the SEC.

Item 2.	Properties

      CoSine leases approximately 48,000 square feet of office and manufacturing space in Redwood City, California under an operating lease which expires in December 2011. We believe the space will be sufficient for our current and anticipated needs through at least December 2003. We have a service laboratory in Paris utilizing 6,000 square feet of space with a lease expiring in May 2003. As part of our May 2002 restructuring, we closed a sales and service laboratory in Kuala Lampur utilizing 3,000 square feet.

Item 3.	Legal Proceedings

      On November 15, 2001, CoSine and seven of its officers and directors were named as defendants in a securities class action lawsuit filed in the United States District Court, Southern District of New York. The complaint alleges that CoSine’s September 26, 2000 IPO prospectus failed to disclose certain alleged actions by the underwriters for the offering. The complaint alleges claims against CoSine and its officers and directors under Section 11 of the Securities Act of 1933. The complaint also alleges claims against the officers and directors under Section 15 of the 1933 Act and Section 20(a) of the Securities Exchange Act of 1934. CoSine and its officers and directors believe the allegations against them are without merit and intend to defend the action vigorously.

      The complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering. The complaint brings claims for the violation of several provisions of the federal securities laws against those underwriters, and also against the Company and certain of its directors and officers. Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 250 other companies. The lawsuit and all other “IPO allocation” securities class actions currently pending in the Southern District of New York have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings. In October 2002, the individual defendants were dismissed without prejudice pursuant to a stipulation. The issuer defendants recently filed a coordinated motion to dismiss on common pleading issues, which the Court granted in part and denied in part in an order dated February 19, 2002. The Court’s order dismissed the Section 10(b) and Rule 10b-5 claims against the Company but did not dismiss the Section 11 claims against the Company. The Company believes that it has meritorious defenses to the claims against it and intends to defend itself vigorously.

      On December 27, 2002, CoSine and each of its five directors were named as defendants in a class action lawsuit filed in the San Mateo County Superior Court on behalf of CoSine stockholders. The complaint alleges that the CoSine directors breached their fiduciary duty to the corporation in rejecting a proposal offered by a private holding company, Wyndcrest Holdings LLC, to effect a merger of CoSine into a wholly owned subsidiary of Wyndcrest. Under the proposal, Wyndcrest would retain a 75% ownership interest in the assets of CoSine after distributing $95.5 million in cash to the existing CoSine shareholders, subject to adjustment. On January 23, 2003, a substantially similar class action lawsuit was filed in San Mateo County Superior Court. In March of 2003, the two plaintiffs agreed to consolidate the two actions. CoSine and its directors believe that the allegations are without merit and intend to defend the action vigorously.

      In the ordinary course of our business, CoSine is involved in legal proceedings involving contractual obligations, employment relationships and other matters. Except as described above, CoSine does not believe there are any pending or threatened legal proceedings that will have a material impact on its financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the quarter ended December 31, 2002.

PART II

Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters

      Our common stock has been traded on the Nasdaq National Market under the symbol COSN since our initial public offering in September 2000. Prior to that time there was no public market for the common stock. According to the records of our transfer agent, at February 27, 2003 we had approximately 386 shareholders of record. At that date there were approximately 9,722 beneficial owners of our common stock.

      The following table sets forth the high and low sales price of our common stock in each fiscal quarter since our initial public offering, retroactively adjusted for the September 17, 2002 1-for-10 reverse stock split. All share and per share information in this Form 10-K have been restated to reflect this stock split.

	High	Low

2002
First quarter	$21.50	$10.10
Second quarter	$11.60	$4.00
Third quarter	$5.40	$2.29
Fourth quarter	$7.60	$1.91
2001
First quarter	$197.50	$15.63
Second quarter	$35.00	$15.00
Third quarter	$22.70	$3.20
Fourth quarter	$16.70	$3.30
2000
Third quarter	$710.00	$530.00
Fourth quarter	$560.00	$91.25

Equity Compensation Plan Information

      The information required under Section 201(d) of Regulation S-K is set forth in Item 12 of this report.

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

      We have used approximately $141 million of the funds from the initial public offering to fund our operations. We expect to use the remaining net proceeds for general corporate purposes, including funding our operations, our working capital needs and capital expenditures. Pending further use of the net proceeds, we have invested them in short-term, interest-bearing, investment-grade securities.

Item 6.	Selected Financial Data

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$23,632	$34,293	$31,107	$—	$—
Cost of goods sold	13,807	30,214	23,926	—	—

Gross profit	9,825	4,079	7,181	—	—

Operating expenses:
Research and development	32,396	66,091	91,180	27,336	7,366
Sales and marketing	28,271	60,000	53,625	6,077	606
General and administrative	10,959	23,525	24,441	4,980	1,106
Restructuring and impairment charges	34,538	8,991	—	—	—

Total operating expenses	106,164	158,607	169,246	38,393	9,078

Loss from operations	(96,339)	(154,528)	(162,065)	(38,393)	(9,078)

Other income (expense):
Interest income	3,535	11,086	8,060	1,250	55
Interest expense	(966)	(1,675)	(1,866)	(599)	(267)
Other	313	(299)	9	21	(3)

Total other income (expense)	2,882	9,112	6,203	672	(215)

Loss before income tax provision	(93,457)	(145,416)	(155,862)	(37,721)	(9,293)
Income tax provision	509	837	264	—	—

Net loss	(93,966)	(146,253)	(156,126)	(37,721)	(9,293)
Deemed dividend to series D preferred stockholders	—	—	(2,500)	—	—
Net loss allocable to common stockholders	$(93,966)	$(146,253)	$(158,626)	$(37,721)	$(9,293)

Basic and diluted net loss per common share	$(9.72)	$(15.09)	$(52.27)	$(74.99)	$(45.33)

Shares used in computing basic and diluted net loss per common share	9,670	9,695	3,035	503	205

	December 31, 2002

	2002	2001	2000	1999	1998

	(In thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$101,467	$164,878	$288,282	$54,586	$6,580
Working capital	91,868	163,424	283,027	49,584	2,900
Total assets	119,561	221,203	353,928	66,070	11,099
Long-term liabilities	2,200	6,464	12,218	7,907	2,710
Redeemable convertible preferred stock	—	—	—	89,388	9,823
Total stockholders’ equity (net capital deficiency)	93,481	187,065	304,763	(38,374)	(6,038)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This report contains forward-looking statements that are subject to risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of this report. Our actual results may vary significantly from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, product development, commercialization and technology difficulties, manufacturing costs, the impact of competitive products, pricing pressures, changing customer requirements, timely availability and acceptance of new products, changes in economic conditions in the various markets we serve and those factors discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors.” We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in fiscal year 2003.

OVERVIEW

      We develop, market and sell a communications platform that we refer to as our IP Service Delivery Platform. Our product is designed to enable network service providers to rapidly deliver a portfolio of communication services to business and consumer customers. We market our IP Service Delivery Platform through our direct sales force and through resellers to network service providers in Asia, Europe and North America. We provide customer service and support for our products directly and through support partners.

      The market for our IP Service Delivery Platform is new and evolving, and the volume and timing of orders are difficult to predict. A customer’s decision to purchase our platform typically involves a significant commitment of its resources and a lengthy evaluation, testing and product qualification process. The long sales cycles and the timing of our customers’ rollout of services made possible by our platform, which affects repeat business, may cause our revenue and operating results to vary significantly and unexpectedly from quarter to quarter.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, inventory valuation, warranties and allowances for doubtful accounts. Additionally, the audit committee of our board of directors reviews these critical accounting estimates at least annually. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for certain judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Allowance for Doubtful Accounts

      We maintain allowances for doubtful accounts in connection with estimated losses resulting from the inability of our customers to pay our invoices. In order to estimate the appropriate level of this allowance, we analyze historical bad debts, customer concentrations, current customer credit-worthiness, current economic trends and changes in our customer payment patterns. In future periods, if the financial condition of our customers were to deteriorate and affect their ability to make payments, additional allowances could be required.

Inventory Valuation

      In assessing the value of our inventory, we are required to make judgments as to future demand and then compare that demand with current inventory quantities and firm purchase commitments. If our inventories and firm purchase commitments are in excess of forecasted demand, we write down the value of our inventory. We generally use a 12-month forecast to assess future demand. Inventory write-downs are charged to cost of sales. During 2002, we charged $1.5 million of inventory write-downs to cost of sales primarily as the result of reduced forecasted demand for our product. If actual demand for our products is less than our forecasts, additional inventory write-downs may be required.

Long-lived assets

      We evaluate the carrying value of long-lived assets, consisting primarily of property, plant and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In assessing the recoverability of long-lived assets, we compare the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, the assets will be written down to their estimated fair value. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon our weighted average cost of capital or specific appraisal, as appropriate. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of overall market conditions and our participation in the market. Changes in these estimates could have a material adverse effect on the assessment of the long-lived assets, thereby requiring us to record further asset write-downs in the future. During 2002, we charged $18.8 million to operating expenses as a result of impairments.

Warranties

      We provide a basic limited warranty, including repair or replacement of parts, and technical support. The specific terms and conditions of those warranties vary depending on the customer or region in which we do business. We estimate the costs that may be incurred under its basic limited warranty and record a liability in the amount of such costs at the time product revenue is recognized. Our warranty obligation is affected by the number of installed units, product failure rates, materials usage and service delivery costs incurred in correcting product failures. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. In future periods, if actual product failure rates, materials usage or service delivery costs differ from our estimates, adjustments to cost of sales could result.

Impact of Equity Issuances on Operating Results

      Equity issuances have a material impact on our operating results. The equity issuances that have affected operating results to date include warrants granted to customers and suppliers, stock options granted to employees and consultants and stock issued in lieu of cash compensation to suppliers.

      Our revenue in 2001 and 2000 was affected significantly by warrants issued to our first three customers, Qwest Communications International, Inc., AduroNet Limited and Broadband Office, Inc. These warrants were issued upon receipt of substantial purchase orders which were preceded by a period of cooperation with us in the marketing, development and refinement of our products. Our revenue from these customers consisted of receipts from sales, including equity issued in connection with sales, less receipts for equity issued in connection with sales. As of December 31, 2001, the value of the warrants granted to these customers was fully amortized and as a result, our revenue in 2002 was not affected by the value of warrants granted to customers.

      Our costs of goods sold and operating expenses are also affected significantly by charges related to warrants and options issued for services. Furthermore, some of our employee stock option transactions have resulted in deferred compensation, which is presented as a reduction of stockholders’ equity on our balance sheet and is amortized over the vesting period of the applicable options using the graded vesting method.

      The compensation associated with shares and options relating to the following transactions is required to be remeasured at the end of each accounting period. The remeasurement at the end of each accounting period will result in unpredictable charges or credits in future periods, depending on future fluctuations in the market prices of our common stock:

•	Non-recourse promissory notes receivable: During the fourth quarter of 2000, we converted full-recourse promissory notes received from employees upon the early exercise of unvested employee stock options to non-recourse obligations. Accordingly, we are required to remeasure the compensation associated with these shares until the earlier of the shares vesting or the note being repaid. Deferred compensation expense, which is recorded at each remeasurement, is amortized over the remaining vesting period of the underlying options.

•	Repriced stock options: In November 2002, we repriced 1,091,453 outstanding employee stock options to purchase shares of our common stock with original exercise prices ranging from $5.45 per share to $159.38 per share. These options were repriced to $5.00 per share, which was higher than the fair market value of the underlying shares on the repricing date. In July 2001, we repriced 722,071 unexercised employee stock options to $15.50 per share, the fair market value of the underlying shares on the repricing date. These options had previously been granted at prices ranging from $40.00 to $400.00 per share. The repricing requires that compensation be remeasured for these options until they are exercised or canceled, or expire.

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

RESULTS OF OPERATIONS

      For the year ended December 31, 2002, we reported a basic and diluted net loss per common share of $9.72. For the year ended December 31, 2001, we reported a basic and diluted net loss per common share of $15.09. For the year ended December 31, 2000, the first year in which we recognized revenue, basic and diluted loss per common share was $52.27. The effects of equity issuances to customers, suppliers, employees and consultants decreased net loss per common share by $0.03 for the year ended December 31, 2002 and increased net loss per common share by $3.62 and $26.15 for the years ended December 31, 2001 and 2000, respectively. All per share amounts have been restated to reflect our 1-for-10 reverse stock split, which occurred in September 2002.

Revenue

      We recognize product revenue at the time of shipment, assuming that persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collectibility is probable, unless we have future obligations for installation or require customer acceptance, in which case revenue is deferred until these obligations are met. Our product incorporates software that is not incidental to the related hardware and, accordingly, we recognize revenue in accordance with the American Institute of Certified Public Accountants issued Statement of Position 97-2 “Software Revenue Recognition.” For arrangements that include the delivery of multiple products, the revenue is allocated to the various products based on “vendor-specific objective evidence of fair value” (VSOE). We establish VSOE based on either the price charged for the product when the same product is sold separately or for products not yet sold separately, based on the list prices of such products individually established by management with the relevant authority to do so. Revenue from post-contract support obligations for specified future periods is deferred and recognized on a straight-line basis over the service period. Revenue from consulting services is recognized as the services are provided. Amounts billed in excess of revenue recognized are included as deferred revenue in the accompanying consolidated balance sheets. We record estimated warranty costs based on our projections of the costs of fulfilling our warranty obligations.

      For the year ended December 31, 2002, revenue was $23.6 million, of which 79% was from hardware sales, 8% was from software sales and 13% was from sales of services. For the year ended December 31, 2001, revenue was $34.3 million, of which 63% was from hardware sales, 9% was from software sales and 28% was from sales of services. Receipts from sales, including equity issued in connection with sales, were $37.3 million. For the year ended December 31, 2000, revenue was $31.1 million, of which 86% was from hardware sales, 8% was from software sales and 6% was from sales of services. Receipts from sales, including equity issued in connection with sales, were $41.6 million.

      Below is a reconciliation of revenue for the years ended December 31, 2002, 2001 and 2000 as presented in our statement of operations to show the separate components as indicated (in thousands):

	2002	2001	2000

Receipts from sales, including equity issued in connection with sales	$23,632	$37,296	$41,618
Less: Receipts for equity issued in connection with sales	—	3,003	10,511

Revenue	$23,632	$34,293	$31,107

      We issued no warrants to customers during the years ended December 31, 2002 and 2001.

      We issued the following warrants to customers during the year ended December 31, 2000:

      A warrant exercisable for 123,350 shares of our Series C preferred stock at an exercise price of $8.10 per share issued to Qwest upon receipt of a purchase order from Qwest for $18.3 million of our products and services;

      A warrant exercisable for 20,000 shares of our common stock at an exercise price of $40.00 per share issued to AduroNet upon receipt of a purchase order from AduroNet for $20.7 million of our products and services; and

      A warrant exercisable for 46,885 shares of our common stock at an exercise price of $37.30 per share issued to BroadBand Office upon receipt of a purchase order from BroadBand Office for $20.0 million of our products and services. BroadBand Office filed for bankruptcy in May 2001 and subsequently we wrote off the remaining unamortized portion of this warrant.

      We calculated the fair value of these customer-related warrants to be $16.3 million ($10.3 million in the case of Qwest, $1.9 million in the case of AduroNet and $4.1 million in the case of BroadBand Office). These values were calculated using the Black-Scholes option pricing model, using volatility of 0.6, a risk-free interest rate of 5% and an expected life of four years. Of these amounts, $3.0 million ($1.4 million related to Qwest, $0.5 million related to AduroNet and $1.1 million related to revenue recognized in 2000 for BroadBand Office, as a result of BroadBand Office’s bankruptcy in 2001) was recognized as offsets to receipts from sales, including equity issued in connection with sales in determination of revenue for the year ended December 31, 2001, and $10.5 million ($8.9 million related to Qwest, $1.3 million related to AduroNet and $0.3 million related to BroadBand Office) was recognized as offsets to receipts from sales, including equity issued in connection with sales in determination of revenue for the year ended December 31, 2000. Our revenue in 2002 is no longer affected by the value of warrants granted to customers.

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

      As of December 31, 2002, 2001 and 2000, we deferred $1.4 million, $2.7 million and $7.6 million, respectively, of revenue from contracts that we immediately invoiced but which provide for subsequent customer acceptance, consulting services and post-contract support services. At December 31, 2002 and 2001, there were no unamortized non-cash charges relating to customer-related warrants and at December 31, 2000, the unamortized portion of non-cash charges related to warrants issued to customers was $5.7 million.

Non-Cash Charges and Credits Related to Equity Issuances

      During 2002, we benefited from $0.3 million of non-cash credits related to equity issuances to cost of goods sold, operating expenses and interest expense. During 2001 and 2000, we amortized $32.1 million and $68.8 million of non-cash charges related to equity issuances, respectively, to cost of goods sold, operating expenses and interest expense. During the second quarter of 2001, $2.7 million was included in sales and marketing expense for the write off of the unamortized portion of BroadBand Office’s warrants due to their bankruptcy.

      During 2002, in relation to non-recourse promissory notes, we recorded a reversal of deferred stock compensation of $4,916,000 due to employee terminations, a reduction of deferred compensation of $282,000 due to the remeasurement of compensation associated with these unvested shares and amortization of $173,000. During 2001, we recorded a reduction deferred stock compensation due to the remeasurement of compensation associated with these unvested shares amounting to $31,586,000 and a reversal of amortization of $526,000. During 2001, we recorded additional deferred stock compensation of $39,718,000 and amortization of $8,217,000 relating to the remeasurement of compensation associated with these unvested shares.

      During 2002, we recorded deferred stock compensation in relation to repriced stock options amounting to $1,111,000 and amortization of $514,000, as the price of our stock at the end of the quarter after the November 2002 repricing was higher than the repriced amount. During 2001, we recorded no deferred stock compensation in relation to repriced stock options, as the price of our stock at the end of each quarter after the July 2001 repricing was not higher than the repriced amount.

      We recorded amortization of deferred compensation related to stock options granted to employees prior to our initial public offering having an exercise price below fair market value of $7,273,000, $29,687,000 and $51,563,000 during 2002, 2001 and 2000, respectively.

      During 2002, we recorded credits of $8,466,000 related to the reversal of deferred stock compensation amortization in excess of vesting for terminated employees.

      During 2002, we recorded a charge of $27,000 related to options with accelerated vesting.

      In connection with warrants or stock options issued to non-employees and in conjunction with lease and debt agreements, we recorded amortization charges of $195,000, $218,000 and $8,984,000 during 2002, 2001 and 2000, respectively.

Cost of Goods Sold

      Cost of goods sold includes all costs of producing our sold products, including the costs of outsourced manufacturing, software royalties, shipping, warranties, related manufacturing overhead costs and the costs of providing our service offerings, including personnel engaged in providing maintenance and consulting services to our customers. To the extent that the value of inventory is written down, this will be reflected in cost of goods sold. We have also incurred non-cash charges and credits related to equity issuances. We have outsourced the majority of our manufacturing and repair operations. A significant portion of our cost of goods sold consists of payments to our contract manufacturers. We conduct manufacturing engineering, final assembly, configuration testing and documentation control at our facilities in Redwood City, California.

      For the year ended December 31, 2002, cost of goods sold was $13.8 million, of which $12.6 million or 92% represented materials, labor, production overhead and warranties, $1.5 million or 11% represented inventory write-downs, $1.0 million or 7% represented software royalties, ($0.1) million or (1%) represented non-cash credits related to equity issuances in manufacturing operations and ($1.2) million or (9%) represented fully reserved inventory sold. For the year ended December 31, 2001, cost of goods sold was $30.2 million, of which $12.7 million or 41% represented materials, labor, production overhead and warranties, $12.3 million or 42% represented inventory write-downs, $2.3 million or 8% represented non-cash charges related to equity issuances in manufacturing operations and $2.9 million or 9% represented software royalties. For the year ended December 31, 2000, cost of goods sold was $23.9 million, of which $16.6 million or 69% represented materials, labor and production overhead, $4.3 million or 18% represented warranty costs, $3.1 million or 13% represented non-cash charges related to equity issuances in manufacturing operations and $1.1 million or 4% represented software royalties.

Gross Profit

      For the years ended December 31, 2002, 2001 and 2000, gross profit was $9.8 million, or 42% of revenue, $4.1 million, or 12% of revenue and $7.2 million, or 23% of revenue, respectively.

      The components of the change in the gross margin for the years ended December 31, 2002 and 2001, respectively, were as follows:

	2002	2001
	% of	% of
	Revenue	Revenue

Inventory write-downs	30	(27)
Non-cash charges related to equity issuances	7	3
Credits for fully reserved inventory sold	5	—
Software royalty expense	4	(5)
Warranty expense	—	13
Materials, labor and production overhead	(16)	5

	30%	(11)%

Research and Development Expenses

      Research and development expenses consist primarily of salaries and related personnel costs, fees paid to contractors and outside service providers, and the costs of laboratory equipment and prototypes related to the design, development and testing of our products. We have also incurred non-cash charges and credits related to equity issuances. We expense our research and development costs as they are incurred. Several components of our research and development effort require significant expenditures, the timing of which can cause significant quarterly variability in our expenses. The number of prototypes required to build and test a complex product such as the IP Service Delivery Platform is large, and this building and testing process occurs over a short period of time.

      Research and development expenses were $32.4 million, $66.1 million and $91.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. The decrease for the year ended December 31, 2002 was $33.7 million or 51% when compared with the year ended 2001. This resulted partly from a $14.9 million reduction in salary and employee-related expenses reflecting lower headcount in the current period. Non-cash charges related to equity issuances were lower by $11.2 million due to the reversal of amortization of deferred compensation in excess of vesting for employees who were terminated and our use of an accelerated amortization method for employee stock compensation, which results in lower charges in each subsequent period. Facilities and information technology infrastructure costs were $3.6 million lower as a result of reductions in personnel and square footage occupied. Depreciation expense was $2.9 million lower due to the reduced carrying value of assets resulting from impairment charges recorded in the second and third quarters of 2002 (See Note 9 of the Notes to the Consolidated Financial Statements for further details). The decrease for the year ended December 31, 2001 was $25.1 million or 28% when compared with the year ended 2000. This decrease resulted from decreased non-cash charges related to equity issuances.

      Non-cash credits related to equity issuances were $0.4 million for the year ended December 31, 2002, and non-cash charges related to equity issuances were $10.8 million and $34.7 million for the years ended December 31, 2001 and 2000, respectively.

Sales and Marketing Expenses

      Sales and marketing expenses consist primarily of salaries and related expenses for personnel engaged in sales, marketing and customer evaluations, as well as the costs associated with customer evaluations and trials and other promotional and marketing expenses. We devote substantial sales and marketing resources to customer evaluations and trials. The complexity of our IP Service Delivery Platform and the networks in which it is installed and integrated may often require extensive evaluation periods and trials. These trials are conducted by our customers at customer-designated locations or within our sales laboratories and require support from our highly trained systems engineers and service and support personnel. These evaluations and trials generally take approximately three to 12 months. We anticipate that customer evaluations and trials will continue to require a substantial amount of our sales and marketing resources. We have also incurred non-cash charges related to equity issuances.

      Sales and marketing expenses were $28.3 million, $60.0 million and $53.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. The decrease for the year ended December 31, 2002 was $31.7 million or 53% when compared with the year ended 2001. This resulted partly from a $13.6 million decrease in non-cash charges related to equity issuances due to the reversal of amortization of deferred compensation in excess of vesting for employees who were terminated and our use of an accelerated amortization method for employee stock compensation, which results in lower charges in each subsequent period. Salary and employee-related expenses were reduced by $9.2 million reflecting lower headcount in the current period and lower commission expense. Marketing program expense declined by $3.5 million due to cost saving measures. Travel expense declined by $2.2 million due to lower headcount and the implementation of cost saving measures. Evaluation unit and lab amortization expense declined by $1.8 million due to reduced trials and the reduced carrying value of assets resulting from impairment charges recorded in the second and third quarters of 2002 (See Note 9 of the Notes to the Consolidated Financial Statements for further details). Finally, facilities and information technology infrastructure expense declined by $1.7 million. The increase in sales and marketing expense was $6.4 million or 12% for the year ended December 31, 2001 when compared with the same period of 2000. This increase resulted from increased salary and related employee expenses, facilities costs, depreciation and marketing programs offset by a decrease in non-cash charges related to equity issuances.

      Non-cash credits related to equity issuances were $0.9 million for the year ended December 31, 2002, and non-cash charges related to equity issuances were $12.7 million and $17.9 million for the years ended December 31, 2001 and 2000, respectively.

General and Administrative Expenses

      General and administrative expenses consist primarily of salaries and related expenses for executive, finance, legal, accounting and human resources personnel as well as other corporate expenses, including non-cash charges related to equity issuances.

      General and administrative expenses were $11.0 million, $23.5 million and $24.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. The decrease for the year ended December 31, 2002 was $12.5 million or 53% when compared with the year ended 2001. This resulted partly from a $5.3 million decrease in non-cash charges related to equity issuances due to the reversal of amortization of deferred compensation in excess of vesting for employees who were terminated and our use of an accelerated amortization method for employee stock compensation, which results in lower charges in each subsequent period. Salary and employee-related expenses declined by $3.4 million reflecting lower headcount in the current period. Depreciation expense was lower by $1.8 million due to the reduced carrying value of assets resulting from impairment charges recorded in the second and third quarters of 2002 (See Note 9 of the Notes to the Consolidated Financial Statements for further details). Reduced use of outside professional services resulted in a decrease of $0.8 million. General and administrative expenses decreased $0.9 million or 4% in 2001 when compared with 2000. This decrease resulted from a decrease in non-cash charges related to equity issuances offset by increases in salary and related employee expenses, insurance and other office costs and depreciation.

      General and administrative non-cash charges related to equity issuances were $0.9 million, $6.2 million and $12.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Restructuring and Impairment Charges

October 2002 Restructuring

      In October 2002, our senior management approved a restructuring plan to reduce its worldwide workforce. In addition, based on ongoing negotiations, we estimate that we will be able to settle our obligations associated with Redwood City, California leased facilities we exited during the year for $8.1 million. Employees were notified in October 2002 that certain job functions would be eliminated and that particular termination benefits would be paid to affected employees. As a result of the workforce reduction, 73 employees were designated for termination in the restructuring program. Most of the terminations took place in the fourth quarter of 2002. The employees affected by the workforce reduction were from all functional groups and were located in offices in the United States, Europe and Asia. Amounts related to the worldwide workforce reduction and lease commitment will be paid out through March of 2002.

      The restructuring program was implemented to reduce operating expenses and conserve cash and is expected to reduce quarterly operating expenses, excluding non-cash charges or credits related to equity issuances, by approximately $3.9 million by the first quarter of 2003, a 26% reduction as compared to the third quarter of 2002.

      Details of the October 2002 restructuring charges for the year ended December 31, 2002 are as follows, (in thousands):

	Worldwide	Lease
	Workforce	Termination
	Reduction	and Other	Total

Charges	$1,945	$7,854	$9,799
Cash payments	(1,628)	—	(1,628)
Deposit forfeiture and deferred rent	—	305	305

Provision balance at December 31, 2002	$317	$8,159	$8,476

May 2002 Restructuring

      In May 2002, our senior management approved a restructuring plan to reduce its worldwide workforce, close certain sales offices, exit certain facilities and dispose of or abandon certain property and equipment. Employees were notified in May 2002 that certain job functions would be eliminated and that particular termination benefits would be paid to affected employees. As a result of the workforce reduction, 146 employees were designated for termination in the restructuring program. Most of the terminations took place in the second quarter of 2002, with the remainder taken in the third quarter of 2002. The employees affected by the workforce reduction were from all functional groups and were located in our offices in the United States, Europe and Asia. Amounts related to the worldwide workforce reduction were paid out through December of 2002, and lease commitments and non-cancelable commitments are being paid out over their respective terms through 2003. We also wrote down certain property and equipment to its expected realizable value as the assets have been either sold, disposed of or otherwise abandoned.

      The restructuring program was implemented to reduce operating expenses and conserve cash. Due to this restructuring we realized a cost savings, excluding non-cash charges related to equity issuances, of approximately $10.0 million per quarter, starting in the third quarter of 2002, as compared to the first quarter of 2002.

      Details of the May 2002 restructuring charges for the year ended December 31, 2002 are as follows, (in thousands):

		Write-down
	Worldwide	of Property	Lease
	Workforce	and	Commitments
	Reduction	Equipment	and Other	Total

Charges	$3,660	$3,248	$2,318	$9,226
Cash payments	(3,660)	—	(1,503)	(5,163)
Non-cash charges	—	(3,248)	—	(3,248)

Provision balance at December 31, 2002	$—	$—	$815	$815

Impairment of Long-lived Assets

      As a result of our assessment of market conditions and the related effect on our business plan, we concluded that indicators of impairment of its long-lived assets were present during the second and third quarters of 2002. Accordingly, we performed an impairment test of the carrying value of our long-lived assets, consisting primarily of property and equipment in accordance with Financial Accounting Standards Board Statement Number 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). Based on an undiscounted cash flow analysis, the cash flows expected to be generated by our long-lived assets during their estimated remaining useful lives were not sufficient to recover the net book value of the assets. Consequently, we obtained a valuation report outlining the estimated fair value of the assets, based on quoted market prices, from an independent appraiser and recorded an impairment charge of approximately $15.5 million to write the carrying value of our long-lived assets held for use down to their fair values in the second and third quarters of 2002. In addition, property and equipment that was idled or abandoned was written down by approximately $3.2 million to its estimated net realizable value.

April and September 2001 Restructuring

      In April and September of 2001, our senior management approved restructuring plans to reduce its worldwide workforce, close certain sales offices, exit certain facilities and idle certain property and equipment. Employees affected by the April 2001 program were notified and terminated in April 2001. With respect to the September 2001 program, notification was given to employees on September 28, 2001 that certain job functions would be eliminated and that particular termination benefits would be paid to affected employees. The restructuring programs were implemented to reduce operating expenses and conserve cash.

      Details of the April and September 2001 restructuring charges for the years ended December 31, 2002 and 2001 are as follows (in thousands):

		Write-down
	Worldwide	of Property	Lease
	Workforce	and	Commitments
	Reduction	Equipment	and Other	Total

Charges	$3,496	$4,593	$902	$8,991
Cash payments	(3,155)	—	(135)	(3,290)
Non-cash charges	—	(4,593)	—	(4,593)

Provision balance at December 31, 2001	$341	$—	$767	$1,108

Cash payments	(341)	—	(767)	1,108

Provision balance at December 31, 2002	$—	$—	$—	$—

      As a result of the workforce reductions, approximately 55 employees were terminated in the second quarter of 2001, and approximately 50 employees were designated for termination in the third quarter of 2001 restructuring program and were then terminated in the fourth quarter of 2001. The employees in both workforce reductions were from all functional groups and were primarily located in the Redwood City, California offices. Certain property and equipment has been written down to its expected realizable value. Due to these restructurings we realized a cost savings, excluding non-cash charges related to equity issuances, of approximately $5.9 million per quarter, starting in the first quarter of 2002, as compared to the first quarter of 2001.

      Amounts related to the worldwide workforce reduction were paid out through mid-2002, and lease commitments were paid out over the respective lease terms through mid-2002.

Interest and Other Income (Expense)

      For the year ended December 31, 2002, interest and other income (expense) was $3.8 million, a decrease of $7.0 million when compared with 2001. This reflects decreased interest income due to lower levels of cash and short-term investments and lower interest rates on invested amounts. For the year ended December 31, 2001, interest and other income (expense) was $10.8 million, an increase of $2.7 million when compared with 2000. The increase reflects increased investment activity, which was the result of larger cash balances and short-term investments.

Interest Expense

      For the year ended December 31, 2002, interest expense was $1.0 million, a decrease of $0.7 million when compared with 2001. For the year ended December 31, 2001, interest expense was $1.7 million, a decrease of $0.2 million when compared with 2000. The decreases reflect reduced equipment loans and capital leases.

Income Tax Provision

      Provisions for income taxes of $0.5 million, $0.8 million and $0.3 million for the years ended December 31, 2002, 2001 and 2000, respectively, were comprised entirely of foreign corporate income taxes, which are a function of our operations in subsidiaries in various countries. The provision for income taxes is based on income taxes on minimum profits the foreign operations generated for services they provided to us. Our tax expense for fiscal 2003 will continue to depend on the amount and mix of income derived from sources subject to corporate income taxes of foreign taxing jurisdictions.

      As of December 31, 2002, we had federal and state net operating loss carryforwards of approximately $232.0 million and $101.0 million, respectively. As of December 31, 2002, we also had federal and state research and development tax credit carryforwards of approximately $3.1 million and $3.5 million, respectively. The net operating loss and tax credit carryforwards will expire at various dates beginning in 2005, if not utilized.

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

Deemed Dividend

      In 2000, we sold 62,500 shares of series D redeemable convertible preferred stock at $80.00 per share for which we received proceeds of $5.0 million. At the date of issuance, we believed that the per share price of $80.00 represented the fair value of the preferred stock. After our initial public offering process began, we reevaluated and increased the fair value of our common stock at March 2000. The increase in fair value resulted in a beneficial conversion feature of $2.5 million, which we recorded as a deemed dividend to preferred stockholders in 2000. We recorded the deemed dividend at the date of issuance by offsetting charges and credits to stockholders’ equity. The preferred stock dividend increased the net loss allocable to common stockholders in the calculation of basic and diluted net loss per common share for the year ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

      Prior to our initial public offering in September 2000, we financed our operations primarily through sales of convertible preferred stock for net proceeds of $166.6 million, plus equipment and working capital loans and capital leases. Upon the closing of our initial public offering on September 29, 2000, we received cash proceeds, net of underwriters’ discount and offering expenses, totaling $242.5 million, and all of our convertible preferred stock was converted into 7.0 million shares of common stock.

Cash, Cash Equivalents and Short-Term Investments

      At December 31, 2002, cash, cash equivalents and short-term investments were $101.5 million. This compares with $164.9 million at December 31, 2001.

Operating Activities

      We used $54.7 million in cash for operations for the year ended December 31, 2002, a decrease of $45.4 million from the amount used in 2001. The decrease in use of cash in 2002 was primarily the result of an improvement in working capital and a lower net loss. The working capital improvement was primarily due to reductions in accounts receivable, inventory and deferred revenue. We used $100.0 million in cash for operations for the year ended December 31, 2001, an increase of $43.2 million from the amount used in 2000. The increase in use of cash in 2001 was primarily the result of a higher net loss and cash used for working capital. The cash used for working capital was primarily due to reduction in deferred revenue

Investing Activities

      For the year ended December 31, 2002, we used $4.7 million in cash for investing activities, a decrease of $57.2 million over 2001. The decrease in cash provided in 2002 represents a reduction in proceeds from the sales and maturities of short-term investments partially offset by a reduction in capital expenditures. For the year ended December 31, 2001, we provided $52.4 million in cash for investing activities, an increase of

$219.7 million over 2000. The increase in cash provided in 2001 primarily represents sales and maturities of short-term investments.

Financing Activities

      For the year ended December 31, 2002, we used $5.2 million in cash from financing activities, an increase of $0.6 million from 2001. The increase in cash used resulted from reduced proceeds from issuances of common stock. For the year ended December 31, 2001, we used $4.6 million in cash from financing activities, a decrease of $334.7 million from 2000. The increase in cash used in 2001 primarily reflects decreased proceeds from issuance of common stock.

Contractual Obligations

      Our contractual obligations as of December 31, 2002 are as follows (in thousands):

		Due in	Due in 2004	Due in 2006	Due
	Total	2003	and 2005	and 2007	Thereafter

Equipment and working capital loans	$2,135	$2,002	$133	$—	$—
Capital lease obligations	1,965	1,965	—	—	—
Operating lease obligations	28,736	10,401	4,255	4,461	9,619
Raw material components	2,131	2,131	—	—	—
Accrued severance-related restructuring charges	317	317	—	—	—

Total	$35,284	$16,816	$4,388	$4,461	$9,619

      Approximately $79,000 of the operating lease payments due in 2003 was accrued as part of our May 2002 restructuring program. As part of our October 2002 restructuring program, $8,104,000 was accrued for an expected Redwood City, California leased facility settlement.

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

OUTLOOK

      We believe that capital spending in the telecommunications industry will recover in the long-term (two to five years). However, due to reductions in capital spending plans by our customers and uncertainty within the telecommunications industry, the outlook for growth in 2003 is not favorable and the outlook for 2004 cannot be determined with certainty at this time. The lack of capital availability for many emerging service providers combined with the emphasis of larger service providers on reducing operating expenses, has caused a significant reduction in capital spending in the industry as a whole. While we believe this is a short-term (up to two years) phenomenon, it has had a direct impact on our operations. We anticipate that this capital spending trend will continue to have a substantial, adverse effect on our revenue growth for at least the remainder of the 2003 fiscal year. Because capital continues to be scarce, we believe that pricing will continue to be under pressure as each potential customer attempts to improve returns on invested capital. Until capital spending levels within the telecommunications industry begin to recover, we will focus our efforts on controlling costs and increasing our market share. However, there can be no assurance that we will succeed in meeting these objectives.

Recent Accounting Pronouncements

      In June 2002, the Financial Accounting Standards Board (FASB) issued Statement Number 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (SFAS 146) which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires recognition of the liability for costs associated with an exit or disposal activity when we exit the facility, whereas under EITF Issue No. 94-3, a liability for an exit cost is recognized at the date a company commits to an exit plan. In addition, SFAS 146 establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs, as well as the amounts recognized. Application of SFAS 146 is required for restructuring activities initiated after December 31, 2002. The effect of the adoption of SFAS 146 is dependent on our related activities subsequent to the date of adoption.

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” — an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. The Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the Interpretation apply to guarantees issued or modified after December 31, 2002 and we are still assessing the potential impact of that adoption on our financial statements. We have adopted the disclosure provisions of FASB Interpretation No. 45 for the year ended December 31, 2002.

      In December 2002, the FASB issued Statement Number 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148). SFAS 148 amends Statement Number 123, “Accounting for Stock-Based Compensation,” (SFAS 123) to provide alternative methods of transition to the SFAS 123 fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. As permitted under SFAS 148, we are adopting only the disclosure provisions of that accounting standard effective for the year ended December 31, 2002.

RISK FACTORS

      The following discussion describes certain risk factors related to our business as well as to our industry in general.

We have a history of losses that we expect will continue, and if we never achieve profitability we may cease operations.

      At December 31, 2002, we had an accumulated deficit of $443.5 million. We have incurred net losses since our incorporation. We cannot be certain that our revenue will grow or that we will generate sufficient revenue to become profitable. If we do not achieve profitability, we may cease operations.

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

      Due to reductions in capital spending plans by our customers and uncertainty within the telecommunications industry, the outlook for growth in 2003 is not favorable. Capital spending in the industry as a whole has slowed as a result of a lack of available capital for many emerging service providers and a generally cautious approach to capital spending within the industry.

      While we believe this is a short-term (up to two years) phenomenon, we anticipate that this trend will continue to have a substantial, adverse effect on our revenue growth for at least the remainder of the 2003 fiscal year.

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

      Our future success depends on network service providers, who are our customers, generating revenue from the sale of services delivered using our products. Sales of our products may decline or be delayed if our customers do not successfully introduce commercial services derived from our IP Service Delivery Platform or if our customers do not generate revenue from these services sufficient to realize an attractive return on their investment in our IP Service Delivery Platform. In addition, the long cycle for service providers to introduce new services made possible by our platform may cause our revenue and operating results to vary significantly from quarter to quarter.

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

      We license from third-party suppliers certain software applications incorporated in our IP Service Delivery Platform. Also, we may need to license technology from other third-party suppliers to enable us to develop new products or features. Our inability to renew or obtain any third-party license that we need could require us to obtain substitute technology of lower quality or at greater cost. Either of these outcomes could seriously impair our ability to sell our products and could harm our operating results.

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

      The terrorist activity on September 11, 2001, the ensuing declaration of war on terrorism, and the war against Iraq may result in reduced demand for networking products. Capital spending in the telecommunications industry was already depressed prior to the tragedy, and additional news regarding war and terrorism may negatively impact the demand for our products. These circumstances may result in delayed purchases, cancelled orders and new technology requirements, which could lead to reduced revenues or increased costs, which in turn could negatively affect our stock price.

We may have difficulty obtaining director and officer liability insurance in acceptable amounts for acceptable rates.

      Like most other public companies, we carry insurance protecting our officers and directors against claims relating to the conduct of our business. This insurance covers, among other things, the costs incurred by companies and their management to defend against and resolve claims relating to management conduct and results of operations, such as securities class action claims. These claims typically are expensive to defend against and resolve. We pay significant premiums to acquire and maintain this insurance, which is provided by third-party insurers, and we agree to underwrite a portion of such exposures under the terms of the insurance coverage. One consequence of the current economic downturn and decline in stock prices has been a substantial increase in the number of securities class actions and similar claims brought against public corporations and their management, including our company and certain of our current and former officers and directors. Consequently, insurers providing director and officer liability insurance have in recent periods sharply increased the premiums they charge for this insurance, raised retentions (that is, the amount of liability that a company is required to pay to defend and resolve a claim before any applicable insurance is provided), and limited the amount of insurance they will provide. Moreover, insurers typically provide only one-year policies. The insurance policies that may cover the current securities lawsuits against us have a $250,000 retention. As a result, the costs we incur in defending the current securities lawsuits against us will not be reimbursed until they exceed $250,000. The policies that would cover any future lawsuits may not provide any coverage to us and may cover the directors and officers only in the event we are unwilling or unable to cover their costs in defending against and resolving any future claims. As a result, our costs in defending any future lawsuits could increase significantly. Particularly in the current economic environment, we cannot assure you that in the future we will be able to obtain sufficient director and officer liability insurance coverage at acceptable rates and with acceptable deductibles and other limitations. Failure to obtain such insurance could materially harm our financial condition in the event that we are required to defend against and resolve any future or existing securities class actions or other claims made against us or our management arising from the conduct of our operations. Further, the inability to obtain such insurance in adequate amounts may impair our future ability to retain and recruit qualified officers and directors.

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

Item 8.	Financial Statements and Supplementary Data

STATEMENT OF MANAGEMENT RESPONSIBILITY

      Cosine’s management is responsible for the preparation, integrity and objectivity of the consolidated financial statements and other financial information presented in this report. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and reflect the effects of certain estimates and judgments made by management.

      Management maintains an effective system of internal control that is designed to provide reasonable assurance that assets are safeguarded and transactions are properly recorded and executed in accordance with management’s authorization. The system is continuously monitored by direct management review. We select and train qualified people who are provided with and expected to adhere to our standards of business conduct. These standards, which set forth the highest principles of business ethics and conduct, are a key element of our control system.

      Our consolidated financial statements have been audited by Ernst & Young LLP, independent accountants. Their audits were conducted in accordance with auditing standards generally accepted in the United States, and included such tests and related procedures, as they considered necessary in the circumstances.

      The Audit Committee of the Board of Directors, which consists of outside directors, meets regularly with management and the independent auditors to review accounting, reporting and auditing and internal control matters. The committee has direct and private access to the external auditors.

STEPHEN GOGGIANO President and Chief Executive Officer	TERRY GIBSON Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders CoSine Communications, Inc.

      We have audited the accompanying consolidated balance sheets of CoSine Communications, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CoSine Communications, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information stated therein.

/s/ ERNST & YOUNG LLP

San Jose, California

January 25, 2003

COSINE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(In thousands, except
	for share data)
ASSETS
Current assets:
Cash and cash equivalents	$9,230	$73,868
Short-term investments	92,237	91,010
Accounts receivable:
Trade (net of allowances for doubtful accounts of $233 and $700, respectively)	6,373	13,978
Other	679	1,277
Inventory	3,175	5,229
Prepaid expenses and other current assets	4,054	5,736

Total current assets	115,748	191,098
Property and equipment, net	2,816	28,724
Long-term deposits	997	1,136
Other assets	—	245

	$119,561	$221,203

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,493	$3,210
Provision for warranty claims	1,103	2,505
Accrued other liabilities	13,362	8,989
Accrued compensation	1,708	4,221
Deferred revenue	1,444	2,713
Current portion of equipment and working capital loans	1,865	2,549
Current portion of obligations under capital lease	1,905	3,487

Total current liabilities	23,880	27,674
Long-term portion of equipment and working capital loans	131	1,992
Long-term portion of obligations under capital lease	—	1,905
Accrued rent	2,069	2,556
Other long-term liabilities	—	11
Commitments and contingencies Stockholders’ equity:
Preferred stock, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 300,000,000 shares authorized; 9,959,092 and 10,199,686 shares issued and outstanding at December 31, 2002 and 2001, respectively	1	1
Additional paid-in capital	549,243	575,894
Notes receivable from stockholders	(10,531)	(25,466)
Accumulated other comprehensive income	532	481
Deferred compensation	(2,274)	(14,321)
Accumulated deficit	(443,490)	(349,524)

Total stockholders’ equity	93,481	187,065

	$119,561	$221,203

See accompanying notes.

COSINE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2002	2001	2000

	(In thousands, except
	for per share data)
Revenue	$23,632	$34,293	$31,107
Cost of goods sold(1)	13,807	30,214	23,926

Gross profit	9,825	4,079	7,181

Operating expenses:
Research and development(2)	32,396	66,091	91,180
Sales and marketing(3)	28,271	60,000	53,625
General and administrative(4)	10,959	23,525	24,441
Restructuring and impairment charges	34,538	8,991	—

Total operating expenses	106,164	158,607	169,246

Loss from operations	(96,339)	(154,528)	(162,065)

Other income (expense):
Interest income	3,535	11,086	8,060
Interest expense(5)	(966)	(1,675)	(1,866)
Other	313	(299)	9

Total other income (expense)	2,882	9,112	6,203

Loss before income tax provision	(93,457)	(145,416)	(155,862)
Income tax provision	509	837	264

Net loss	(93,966)	(146,253)	(156,126)
Deemed dividend to series D preferred stockholders	—	—	(2,500)

Net loss allocable to common stockholders	$(93,966)	$(146,253)	$(158,626)

Basic and diluted net loss per common share	$(9.72)	$(15.09)	$(52.27)

Shares used in computing basic and diluted net loss per common share	9,670	9,695	3,035

(1)	Cost of goods sold includes $101 in 2002 of non-cash credits related to equity issuances and $2,283 and $3,072 in 2001 and 2000, respectively, of non-cash charges related to equity issuances.

(2)	Research and development expenses include $385 in 2002 of non-cash credits related to equity issuances and $10,818 and $34,726 in 2001 and 2000, respectively, of non-cash charges related to equity issuances.

(3)	Sales and marketing expenses include $854 in 2002 of non-cash credits related to equity issuances and $12,685 and $17,901 in 2001 and 2000, respectively, of non-cash charges related to equity issuances.

(4)	General and administrative expenses include $925 in 2002, $6,177 in 2001 and $12,928 in 2000 of non-cash charges related to equity issuances.

(5)	Interest expense includes $131 in 2002, $154 in 2001 and $137 in 2000 of non-cash charges related to equity issuances.

See accompanying notes.

COSINE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY)

	Redeemable									Total
	Convertible Preferred					Notes	Accumulated			Stockholders’
	Stock		Common Stock		Additional	Receivable	Other			Equity (Net
					Paid-in	from	Comprehensive	Deferred	Accumulated	Capital
	Shares		Shares		Capital	Stockholders	Income	Compensation	Deficit	Deficiency)

	(In thousands, except shares and per share data)
Balance at December 31, 1999	5,638,114	$8,939	1,074,095	$—	$40,049	$(903)	$11	$(30,386)	$(47,145)	$(38,374)
Issuance of common stock for services at $40.00 and $95.00 per share	—	—	1,920	—	96	—	—	—	—	96
Issuance of warrants to purchase 123,350 shares of series C preferred stock to a customer upon issuance of a purchase order	—	1,030	—	—	—	—	—	—	—	—
Issuance of warrants to purchase 66,885 shares of common stock to customers upon issuance of purchase orders	—	—	—	—	5,952	—	—	—	—	5,952
Issuance of warrants to purchase 3,750 shares of common stock in connection with lease agreement	—	—	—	—	357	—	—	—	—	357
Issuance of series D preferred stock to investors at $80.00 per share, net of issuance costs of $39	62,500	496	—	—	—	—	—	—	—	—
Issuance of series E preferred stock to investors at $150.00 per share, net of issuance costs of $5	466,667	6,999	—	—	—	—	—	—	—	—
Issuance of common stock in connection with stock options for cash and notes	—	—	1,106,113	—	37,756	(35,847)	—	—	—	1,909
Increase in value of variable award warrants of common stock in connection with services	—	—	—	—	429	—	—	—	—	429
Exercise of warrants to purchase series A convertible preferred stock	15,911	—	—	—	10	—	—	—	—	10
Conversion of series A convertible preferred stock	(15,911)	—	63,642	—	—	—	—	—	—	—
Exercise of warrants to purchase series B convertible preferred stock	30,488	23	—	—	—	—	—	—	—	—
Exercise of warrants to purchase series C convertible preferred stock	187,540	170	—	—	—	—	—	—	—	—
Exercise of warrants to purchase series D convertible preferred stock	15,406	54	—	—	—	—	—	—	—	—
Exercise of warrants to purchase common stock	—	—	32,596	—	806	—	—	—	—	806
Automatic conversion of series A through E convertible preferred stock in connection with the initial public offering	(6,400,715)	(17,711)	6,963,215	1	177,109	—	—	—	—	177,110
Issuance of common stock at $230.00 per share, net of underwriting discounts of $18,500 and issuance costs of $3,514 in connection with initial public offering	—	—	1,150,000	—	242,471	—	—	—	—	242,471
Repayment of notes receivable from stockholders	—	—	—	—	—	98	—	—	—	98
Deferred stock- based compensation	—	—	—	—	121,396	—	—	(121,396)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	59,780	—	59,780
Issuance and remeasurement of options to non- employees to purchase common stock	—	—	—	—	8,035	—	—	—	—	8,035
Repurchase of unvested shares	—	—	(24,118)	—	(196)	131	—	—	—	(65)

	Redeemable									Total
	Convertible Preferred					Notes	Accumulated			Stockholders’
	Stock		Common Stock		Additional	Receivable	Other			Equity (Net
					Paid-in	from	Comprehensive	Deferred	Accumulated	Capital
	Shares		Shares		Capital	Stockholders	Income	Compensation	Deficit	Deficiency)

	(In thousands, except shares and per share data)
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(156,126)	(156,126)
Unrealized gains on investments	—	—	—	—	—	—	2,327	—	—	2,327
Translation adjustment	—	—	—	—	—	—	(52)	—	—	(52)

Total comprehensive loss	—	—	—	—	—	—	2,275	—	(156,126)	(153,851)

Balance at December 31, 2000	—	—	10,367,463	1	634,270	(36,521)	2,286	(92,002)	(203,271)	304,763
Issuance of common stock in connection with stock options	—	—	49,374	—	214	—	—	—	—	214
Issuance of common stock in connection with the Employee Stock Purchase Plan	—	—	78,772	—	940	—	—	—	—	940
Repayment of notes receivable from stockholders	—	—	—	—	—	404	—	—	—	404
Repurchase of unvested shares	—	—	(295,923)	—	(11,014)	10,651	—	—	—	(363)
Remeasurement of deferred stock-based compensation	—	—	—	—	(29,541)	—	—	29,541	—	—
Cancellation of options with deferred stock compensation charges	—	—	—	—	(18,979)	—	—	18,979	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	29,161	—	29,161
Remeasurement of options to non- employees	—	—	—	—	4	—	—	—	—	4
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(146,253)	(146,253)
Unrealized gains on investments	—	—	—	—	—	—	(1,803)	—	—	(1,803)
Translation adjustment	—	—	—	—	—	—	(2)	—	—	(2)

Total comprehensive loss	—	—	—	—	—	—	(1,805)	—	(146,253)	(148,058)

Balance at December 31, 2001	—	$—	10,199,686	1	575,894	(25,466)	481	(14,321)	(349,524)	187,065

Issuance of common stock in connection with stock options	—	—	29,239	—	262	—	—	—	—	262
Issuance of common stock in connection with the Employee Stock Purchase Plan	—	—	62,230	—	454	—	—	—	—	454
Repayment of notes receivable from stockholders	—	—	—	—	—	234	—	—	—	234
Repurchase of unvested shares	—	—	(332,063)	—	(14,841)	14,701	—	—	—	(140)
Remeasurement of deferred stock-based compensation	—	—	—	—	829	—	—	(829)	—	—
Cancellation of options with deferred stock compensation charges	—	—	—	—	(4,916)	—	—	4,916	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	7,960	—	7,960
Reversal of amortization in excess of vesting	—	—	—	—	(8,466)	—	—	—	—	(8,466)
Options with vesting accelerated or exercise deadline extended	—	—	—	—	27	—	—	—	—	27
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(93,966)	(93,966)
Unrealized gains on investments	—	—	—	—	—	—	(209)	—	—	(209)
Translation adjustment	—	—	—	—	—	—	260	—	—	260

Total comprehensive loss	—	—	—	—	—	—	51	—	(93,966)	(93,915)

Balance at December 31, 2002	—	$—	9,959,092	1	549,243	(10,531)	532	(2,274)	(443,490)	93,481

See accompanying notes.

COSINE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Operating activities:
Net loss	$(93,966)	$(146,253)	$(156,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,448	16,000	16,872
Allowance for doubtful accounts	296	1,385	631
Non-cash charges related to inventory write down	1,465	12,356	2,768
Write-down of property and capital equipment	18,761	4,593	—
Non-cash restructuring charges	(305)	—	—
Amortization of deferred stock compensation, net	7,987	29,165	59,780
Reversal of amortization in excess of vesting	(8,466)	—	—
Amortization of warrants issued for services	195	5,955	11,370
Non-cash charges on options granted to acquire goods and services	—	—	8,029
Common stock issued for services	—	—	96
Other	263	338	(52)
Change in operating assets and liabilities:
Accounts receivable (trade)	7,309	(9,270)	(6,724)
Other receivables	598	(486)	(791)
Inventory	589	(6,951)	(13,075)
Prepaid expenses and other current assets	1,487	4,394	(8,420)
Long-term deposits	(306)	—	—
Other assets	245	(166)	491
Accounts payable	(717)	(3,924)	4,629
Provision for warranty claims	(1,402)	(1,236)	3,741
Accrued other liabilities	4,373	1,511	6,010
Accrued compensation	(2,513)	(589)	3,998
Note payable	—	(223)	223
Deferred revenue	(1,269)	(6,841)	9,353
Accrued rent	263	402	506
Other liabilities	(11)	(205)	(66)

Net cash used in operating activities	(54,676)	(100,045)	(56,757)

Investing activities:
Capital expenditures	(3,304)	(16,916)	(41,980)
Purchase of short-term investments	(89,253)	(116,374)	(182,494)
Proceeds from sales and maturities of short-term investments	87,817	185,702	57,175

Net cash provided by (used in) investing activities	(4,740)	52,412	(167,299)

Financing activities:
Proceeds from equipment and working capital loans and capital leases	—	—	11,482
Principal payments of equipment and working capital loans and capital leases	(6,032)	(5,833)	(4,027)
Proceeds from issuance of preferred stock, net	—	—	77,432
Proceeds from issuance of common stock, net	716	1,154	245,186
Proceeds from notes receivable from stockholders	234	404	98
Repurchase of common stock	(140)	(363)	(65)

Net cash (used in) provided by financing activities	(5,222)	(4,638)	330,106

Net (decrease) increase in cash and cash equivalents	(64,638)	(52,271)	106,050
Cash and cash equivalents at the beginning of the period	73,868	126,139	20,089

Cash and cash equivalents at the end of the period	$9,230	$73,868	$126,139

Supplemental information:
Cash paid for interest	$835	$1,521	$1,729

Income taxes paid	$509	$837	$264

Capital lease obligations incurred	—	—	$9,996

Conversion of redeemable convertible preferred stock	—	—	$177,120

Issuance and remeasurement of warrants	—	—	$17,038

Notes receivable collected from stockholders (in exchange for issuance of common stock)	—	—	$35,847

Cancellation of notes receivable due to repurchase of unvested stock	$14,701	$10,651	$131

See accompanying notes.

COSINE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

Description of Business

      CoSine Communications, Inc. (“the Company” or “CoSine”) was incorporated in California on April 14, 1997 and in August 2000 was reincorporated in the State of Delaware. CoSine is engaged in the development of network-based, high-performance Internet service delivery platforms for the global business Internet Protocol Service Provider market.

Basis of Presentation

      The consolidated financial statements include all of the accounts of CoSine and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

      In September 2002, CoSine completed a stockholder approved reverse stock split. The ratio of the reverse stock split was one-for-ten and reduced the number of shares of issued and outstanding stock from approximately 100 million shares to approximately 10 million shares. All share and per share data has been restated to reflect this reverse stock split.

Initial Public Offering

      In September 2000, CoSine completed its initial public offering in which it sold 1,150,000 shares of common stock, including 150,000 shares upon the exercise of the underwriters’ over-allotment option, at $230 per share. The net proceeds of the initial public offering, after deducting the underwriters’ discount and other offering expenses, were approximately $242,471,000. Upon the completion of the initial public offering all outstanding convertible preferred stock converted into an aggregate of 6,963,215 shares of common stock. Prior to the initial public offering, there were warrants for 258,241 shares of preferred and common stock that were subject to cashless automatic exercise upon the initial public offering; however, all of these warrants were exercised in cash for approximately $3,514,000 prior to the initial public offering.

Use of Estimates

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates.

Impairment of Long-Lived Assets

      The Company evaluates the carrying value of long-lived assets, consisting primarily of property, plant and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In assessing the recoverability of long-lived assets, the Company compares the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, the assets will be written down to their estimated fair value. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon the Company’s weighted average cost of capital or specific appraisal, as appropriate. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of overall market conditions and the Company’s participation in the market. Changes in these estimates could have a material adverse effect on the assessment of the long-lived assets, thereby requiring the Company to record further asset write-downs in the future.

COSINE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      For the year ended December 31, 2002, CoSine recognized revenue from two customers which accounted for 22% and 15% of total revenue, respectively. At December 31, 2002, CoSine had two customers who accounted for 33% and 15%, respectively, of total accounts receivable. For the year ended December 31, 2001, CoSine recognized revenue from transactions with a total of 36 customers, of which two each accounted for 11% of total revenue. At December 31, 2001, CoSine had four customers who accounted for 14%, 14%, 10% and 10%, respectively, of total accounts receivable. For the year ended December 31, 2000, CoSine had three customers who accounted for 41%, 35% and 19%, respectively, of total revenue.

Guarantees

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which requires certain guarantees to be recorded at fair value. The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises, (ii) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship and (iii) contracts that additionally indemnify customers against loss or damage to property or persons as a result of willful or negligent conduct by CoSine employees or sub-contractors.

      Generally, a maximum obligation is not explicitly stated. Because the obligated amounts associated with this type of agreement are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, CoSine has not been obligated to make payments for these obligations, and no liabilities have therefore been recorded for these obligations on its balance sheet as of December 31, 2002.

Cash, Cash Equivalents and Short-Term Investments

      CoSine considers all highly-liquid investments purchased with original maturities of three months or less from the date of purchase to be cash equivalents. Investments with maturities in excess of three months and less than one year are considered to be short-term investments. Management determines the appropriate classification of cash equivalents and investment securities at the time of purchase and reevaluates the determination as of each balance sheet date. Management has classified CoSine’s marketable securities as available-for-sale securities in the accompanying consolidated financial statements. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. Interest on securities classified as available-for-sale is also included in interest income. The cost of securities sold is based on the specific identification method.

COSINE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      CoSine invests excess cash in U.S. government and agency securities, debt instruments of financial institutions and corporations, and money market funds with strong credit ratings. CoSine has established guidelines about the diversification of its investments and their maturities.

      Short-term investments at each year end, including cash equivalents and short-term investments, were as follows (in thousands):

	2002	2001

Money market funds	$10,075	$64,105
Commercial paper	62,546	4,998
Corporate bonds	22,506	86,012

	95,127	155,115
Amounts classified as cash equivalents	(2,890)	(64,105)

	$92,237	$91,010

      As of December 31, 2002 and 2001, the fair value approximated the amortized cost of available-for-sale securities. All available-for-sale securities have contractual maturities of one year or less.

      As of December 31, 2002 and 2001, $500,000 and $300,000, respectively, of restricted cash was included in long-term deposits. The amount represents a security deposit for corporate bank credit cards.

Allowance for Doubtful Accounts

      CoSine maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to pay their invoices. In order to estimate the appropriate level of this allowance, the Company analyzes historical bad debts, customer concentrations, current customer credit-worthiness, current economic trends and changes in customer payment patterns.

Inventories

      Net inventories at each year end, stated at the lower of cost (first-in, first-out) or market, consisted of the following (in thousands):

	2002	2001

Raw materials	$312	$1,170
Semi-finished goods	1,951	2,952
Finished goods	912	1,107

	$3,175	$5,229

      Included in net semi-finished goods at December 31, 2002 and 2001 was $289,000 and $591,000, respectively, of goods used for customer evaluation purposes. Included in net finished goods inventory at December 31, 2001 was $516,000 of goods awaiting customer acceptance. There was no finished goods inventory awaiting customer acceptance at December 31, 2002.

      In assessing the value of inventory, CoSine is required to make judgments as to future demand and then compare that demand with current inventory quantities and firm purchase commitments. If inventories and firm purchase commitments are in excess of forecasted demand, the value of inventory is written down. CoSine generally uses a 12-month forecast to assess future demand. Inventory write-downs are charged to cost of sales. During 2002, $1,236,000 of fully reserved inventory was sold and $646,000 of inventory was written down. In addition, a charge of $819,000 was recorded in 2002 in connection with excess purchase

COSINE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commitments at CoSine’s contract manufacturers. During 2001, inventory was written down by $9,908,000. In addition, a charge of $2,448,000 was recorded in 2001 in connection with excess purchase commitments with one of CoSine’s contract manufacturers.

Property and Equipment

      Property and equipment at December 31, 2002 are stated estimated fair value, net of accumulated depreciation. Property and equipment at December 31, 2001 are stated at cost, net of accumulated depreciation. Property and equipment are depreciated using the straight-line method over estimated useful lives of the assets (ranging from three to five years) or the related lease term.

      In 2002, an impairment charge of $15,512,000 was recorded against property and equipment. In addition, assets that were either sold, disposed of or otherwise abandoned were written down by $3,248,000 to their estimated net realizable value. In 2001, $4,593,000 of property and equipment was written down to its net realizable value as part of the restructuring program approved and recorded in September 2001. (See Note 9)

      Property and equipment at each year end consisted of the following (in thousands):

	2002	2001

Computer equipment	$1,147	$11,167
Furniture and fixtures	210	2,798
Leasehold improvements	8	3,261
Computer software	6	6,688
Manufacturing and laboratory equipment	3,218	33,390

	4,589	57,304
Accumulated depreciation	(1,773)	(28,580)

	$2,816	$28,724

Warranties

      CoSine provides a basic limited warranty, including repair or replacement of parts, and technical support. The specific terms and conditions of those warranties vary depending on the customer or region in which CoSine does business. CoSine estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. CoSine’s warranty obligation is affected by the number of installed units, product failure rates, materials usage and service delivery costs incurred in correcting product failures. CoSine periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

      Changes in CoSine’s warranty liability were as follows (in thousands):

	2002	2001	2000

Beginning balance	$2,505	$3,741	$—
Warranty charged to cost of goods sold	351	2,355	4,292
Utilization of warranties	(1,568)	(1,491)	(551)
Changes in estimated liability based on experience	(185)	(2,100)	—

Ending balance	$1,103	$2,505	$3,741

COSINE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

      CoSine accounts for employee and director stock option grants using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations as described in FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation,” (FIN 44). The fair value disclosures required by Statement of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) are included below and in Note 6. SFAS 123 requires the disclosure of pro forma information regarding net loss and net loss per share as if CoSine had accounted for its stock options under the fair value method.

      In connection with CoSine’s initial public offering, the fair value of its common stock was reevaluated and deferred stock compensation for option grants to employees was recorded, representing the difference between the fair value of the common stock for financial reporting purposes and the exercise price of the underlying options. Cosine is also required to remeasure compensation associated with the unvested shares issued upon exercise of unvested employee stock options for full recourse promissory notes that were subsequently converted to non-recourse obligations. The amount of deferred stock-based compensation is amortized over the vesting period of the individual options, using the graded vesting method.

      In November 2002, CoSine repriced 1,091,453 outstanding employee stock options to purchase shares of CoSine’s common stock with original exercise prices ranging from $5.45 per share to $159.38 per share. These options were repriced to $5.00 per share, which was above the fair market value of the underlying shares on the repricing date. CoSine recorded deferred stock compensation in connection with these repriced options, as the price of CoSine’s stock was higher than the repriced amount at December 31, 2002. In July 2001, CoSine repriced 722,071 unexercised employee stock options to $15.50 per share, the fair market value of the underlying shares on the repricing date. These options had previously been granted at prices ranging from $40.00 to $400.00 per share. The repricing requires that compensation associated with these options be remeasured until they are exercised or canceled, or expire. During the years ended December 31, 2002 and 2001, CoSine did not record any deferred stock compensation in connection with these repriced options as the price of CoSine’s stock was not higher than the repriced amount at any quarter-end during those periods (See Note 6).

      Stock options granted to non-employees are accounted for in accordance with SFAS 123 and the Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” which requires the value of such options to be periodically remeasured as they vest over a performance period. The fair value of such options is determined using the Black-Scholes model.

Pro Forma Information

      CoSine has elected to continue to follow APB 25 to account for employee stock options because the alternative fair value method of accounting prescribed by SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant.

      For purposes of estimating the effect of SFAS 123 on CoSine’s net loss, the fair value of CoSine’s options was estimated at the grant date using the Black-Scholes option pricing model with the following assumptions: volatility of 0.67 for 2002, 1.15 for 2001 and 0.6 for 2000, risk-free interest rate of 3% for 2002 and 5% for 2001 and 2000, an expected life of four years, and a dividend yield of zero. The weighted-average fair values of options granted during 2002, 2001 and 2000 were $2.73, $23.10 and $47.90, respectively. The estimated weighted-average fair value of shares granted under the Purchase Plan in 2002 was $1.60, using a volatility of

COSINE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

0.67, risk-free interest rate of 1% and an expected life of six months. The estimated weighted-average fair value of shares granted under the Purchase Plan in 2001 was $5.20, using a volatility of 1.15, risk-free interest rate of 2% and an expected life of six months.

      The following table illustrates the effect on CoSine’s net loss and net loss per share if CoSine had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	2002	2001	2000

Net loss, as reported	$(93,966)	$(146,253)	$(156,126)
Add: Stock-based employee compensation expense included in reported net loss	7,987	29,161	59,780
Deduct: Reversal of amortization in excess of vesting	(8,466)	—	—

Deduct: Stock-based employee compensation expense determined under fair value method for all stock option grants (SFAS 123 expense)	5,202	(7,864)	(55,264)

Pro forma net loss	$(89,243)	$(124,956)	$(151,610)

Basic and diluted net loss per share, as reported	$(9.72)	$(15.09)	$(52.27)

Pro forma basic and diluted net loss per share	$(9.23)	$(12.89)	$(49.95)

Revenue Recognition

      CoSine recognizes product revenue at the time of shipment, assuming that persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collectibility is probable, unless CoSine has future obligations for installation or requires customer acceptance, in which case revenue is deferred until these obligations are met. CoSine’s product incorporates software that is not incidental to the related hardware and, accordingly, CoSine recognizes revenue in accordance with the American Institute of Certified Public Accountants issued Statement of Position 97-2 “Software Revenue Recognition.” For arrangements that include the delivery of multiple products, the revenue is allocated to the various products based on “vendor-specific objective evidence of fair value” (VSOE). CoSine establishes VSOE based on either the price charged for the product when the same product is sold separately or for products not yet sold separately, based on the list prices of such products individually established by management with the relevant authority to do so. Revenue from post-contract support obligations for specified future periods is deferred and recognized on a straight-line basis over the service period. Revenue from consulting services is recognized as the services are provided. Amounts billed in excess of revenue recognized are included as deferred revenue in the accompanying consolidated balance sheets.

      During 2000, CoSine issued warrants to its initial customers. The warrants were issued upon receipt of substantial purchase orders that were preceded by a period of cooperation with CoSine in the marketing, development and refinement of its product. The fair value of these customer-related warrants was calculated to be $16,252,000. For the year ended December 31, 2001 and 2000, $3,003,000 and $10,511,000, respectively, were recognized as offsets to receipts from sales, including equity issued in connection with sales in the determination of revenue. CoSine’s revenue in 2002 was not affected by the value of warrants granted to customers.

COSINE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Below is a reconciliation of revenue for the years ended December 31, 2002, 2001 and 2000 as presented in the statement of operations to show the separate components as indicated (in thousands):

	2002	2001	2000

Receipts from sales, including equity issued in connection with sales	$23,632	$37,296	$41,618
Less: Receipts for equity issued in connection with sales	—	3,003	10,511

Revenue	$23,632	$34,293	$31,107

Cost of Goods Sold

      Cost of goods sold is comprised primarily of material, labor, overhead, shipping costs, warranty costs and inventory write-downs. In addition, cost of goods sold includes non-cash charges or credits related to equity issuances.

Research and Development

      Research and development expenditures, consisting primarily of materials, labor and overhead costs for the development and testing of prototypes and salaries and related personnel costs associated with independent research, are generally charged to operations as incurred.

      Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on CoSine’s product development process, technological feasibility is established upon the completion of a working model. Through December 31, 2002, capitalizable costs incurred after achieving technological feasibility have not been significant for any development project. Accordingly, CoSine has charged all such costs to research and development expense in the periods they were incurred.

Advertising Expense

      Advertising costs are expensed as incurred and amounted to $105,000, $437,000 and $532,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Net Loss Per Common Share

      Basic net loss per common share is calculated based on the weighted-average number of common shares outstanding during the periods presented, less the weighted-average shares outstanding that are subject to CoSine’s right of repurchase. Diluted net loss per common share would give effect to the dilutive effect of common stock equivalents consisting of stock options and warrants (calculated using the treasury stock method) and convertible preferred stock.

COSINE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents the calculation of basic and diluted net loss per share for each year end (in thousands, except per share data):

	2002	2001	2000

Net loss allocable to common stockholders	$(93,966)	$(146,253)	$(158,626)
Basic and diluted:
Weighted-average shares of common stock outstanding	10,095	10,269	4,038
Less: weighted-average shares subject to repurchase	425	574	1,003

Weighted-average shares used in basic and diluted net loss per common share	9,670	9,695	3,035

Basic and diluted net loss per common share	$(9.72)	$(15.09)	$(52.27)

      During all periods presented, CoSine had securities outstanding that could potentially dilute earnings per share in the future, but were excluded from the computation of diluted net loss per common share, as their effect would have been antidilutive. These shares amounted to 1,332,000, 1,696,000 and 1,438,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Segment Reporting

      CoSine operates in only one segment, and substantially all of CoSine’s assets are located in the United States.

      Revenues from customers by geographic region for the years ended December 31, 2002, 2001 and 2000 were as follows (in thousands):

	Receipts from
	Sales, Including	Receipts for
	Equity Issued	Equity Issued
	in Connection	in Connection
Region	with Sales	with Sales	Revenue

2002
Europe	$5,726	$—	$5,726
Asia/ Pacific	9,483	—	9,483
United States	8,423	—	8,423

	$23,632	$	$23,632

2001
Europe	$15,757	$544	$15,213
Asia/ Pacific	11,623	—	11,623
United States	9,916	2,459	7,457

	$37,296	$3,003	$34,293

2000
Europe	$14,608	$1,296	$13,312
Japan	7,787	—	7,787
United States	19,223	9,215	10,008

	$41,618	$10,511	$31,107

COSINE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

      In June 2002, the Financial Accounting Standards Board (FASB) issued Statement Number 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (SFAS 146) which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires recognition of the liability for costs associated with an exit or disposal activity when the Company exits the facility, whereas under EITF Issue No. 94-3, a liability for an exit cost is recognized at the date a company commits to an exit plan. In addition, SFAS 146 establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs, as well as the amounts recognized. Application of SFAS 146 is required for restructuring activities initiated after December 31, 2002. The effect of the adoption of SFAS 146 is dependent on the Company’s related activities subsequent to the date of adoption.

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” — an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. The Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the Interpretation apply to guarantees issued or modified after December 31, 2002 and CoSine is still assessing the potential impact of that adoption on its financial statements. CoSine has adopted the disclosure provisions of FASB Interpretation No. 45 for the year ended December 31, 2002.

      In December 2002, the FASB issued Statement Number 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148). SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to the SFAS 123 fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. As permitted under SFAS 148, CoSine is adopting only the disclosure provisions of that accounting standard effective for the year ended December 31, 2002.

2.     Equipment and Working Capital Loans

      CoSine has entered into equipment and working capital loan agreements that are secured by the assets purchased using the loans. Principal and interest are due in monthly installments through 2004. Interest accrues at annual rates between 12.9% and 14.3%. As of December 31, 2002 and 2001, total principal payments due under these agreements were $1,996,000 and $4,541,000, respectively. The fair value of the loans is estimated based on current interest rates available to CoSine for debt instruments with similar terms, degrees of risk and remaining maturities. The carrying value of the loans approximates their fair value.

COSINE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum payments under equipment and working capital loans at December 31, 2002 are as follows (in thousands):

2003	$2,002
2004	133

Total minimum payments	2,135
Amount representing interest	(139)

Total principal	1,996
Current portion	(1,865)

Long-term portion	$131

3.     Leases

      CoSine entered into various capital leases under sale and leaseback agreements to finance the purchase of computer and other equipment. Capitalized costs of $1,480,000 and $9,996,000 and accumulated amortization of $1,231,000 and $4,987,000 are included in property and equipment at December 31, 2002 and 2001, respectively. CoSine leases its facilities under operating leases, with terms ranging from August 1998 through December 2011.

      Future minimum payments for all leases and the present value of the net minimum lease payments for capital leases are as follows (in thousands):

	Capital	Operating
	Leases	Leases

2003	$1,965	$10,401
2004	—	2,112
2005	—	2,143
2006	—	2,201
2007	—	2,260
Later years	—	9,619

Total minimum lease payments	1,965	$28,736

Amount representing interest	(60)

Present value of net minimum lease payments	1,905
Current portion	(1,905)

Long-term portion	$—

      Rent expense was $6,056,000, $8,337,000 and $7,259,000 for the years ended December 31, 2002, 2001 and 2000, respectively, and is calculated on a straight-line basis.

      CoSine had subleased a portion of the space at one of its facilities. Rental income relating to the sublease was $182,000 and $719,000 for the years ended December 31, 2001 and 2000, respectively. The sublease arrangements expired on June 30, 2001.

      At December 31, 2002, $79,000 of the remaining operating lease payments was accrued as part of CoSine’s May 2002 restructuring program. As part of CoSine’s October 2002 restructuring program, $8,104,000 was accrued for an expected Redwood City, California leased facility settlement.

COSINE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Commitments and Contingencies

      As of December 31, 2002, CoSine had commitments of approximately $2,131,000 relating to purchases of raw materials and semi-finished goods. Of that amount, $819,000 related to excess inventory was accrued at December 31, 2002.

      On November 15, 2001, CoSine and seven of its officers and directors were named as defendants in a securities class action lawsuit filed in the United States District Court, Southern District of New York. The complaint alleges that CoSine’s September 26, 2000 IPO prospectus failed to disclose certain alleged actions by the underwriters for the offering. The complaint alleges claims against CoSine and its officers and directors under Section 11 of the Securities Act of 1933. The complaint also alleges claims against the officers and directors under Section 15 of the 1933 Act and Section 20(a) of the Securities Exchange Act of 1934. CoSine and its officers and directors believe the allegations against them are without merit and intend to defend the action vigorously.

      The complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in CoSine’s initial public offering. The complaint brings claims for the violation of several provisions of the federal securities laws against those underwriters, and also against the Company and certain of its directors and officers. Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 250 other companies. The lawsuit and all other “IPO allocation” securities class actions currently pending in the Southern District of New York have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings. In October 2002, the individual defendants were dismissed without prejudice pursuant to a stipulation. The issuer defendants recently filed a coordinated motion to dismiss on common pleading issues, which the Court granted in part and denied in part in an order dated February 19, 2002. The Court’s order dismissed the Section 10(b) and Rule 10b-5 claims against the Company but did not dismiss the Section 11 claims against the Company. The Company believes that it has meritorious defenses to the claims against it and intends to defend itself vigorously.

      On December 27, 2002, CoSine and each of its five directors were named as defendants in a class action lawsuit filed in the San Mateo County Superior Court on behalf of CoSine stockholders. The complaint alleges that the CoSine directors breached their fiduciary duty to the corporation in rejecting a proposal offered by a private holding company, Wyndcrest Holdings LLC, to effect a merger of CoSine into a wholly owned subsidiary of Wyndcrest. Under the proposal, Wyndcrest would retain a 75% ownership interest in the assets of CoSine after distributing $95.5 million in cash to the existing CoSine shareholders, subject to adjustment. On January 23, 2003, a substantially similar class action lawsuit was filed in San Mateo County Superior Court. In March of 2003, the two plaintiffs agreed to consolidate the two actions. CoSine and its directors believe that the allegations are without merit and intend to defend the action vigorously.

      In the ordinary course of business, CoSine is involved in legal proceedings involving contractual obligations, employment relationships and other matters. Except as described above, CoSine does not believe there are any pending or threatened legal proceedings that will have a material impact on its financial position or results of operations.

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

COSINE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Stockholders’ Equity

Deemed Dividend

      In March 2000, CoSine consummated the sale of an additional 62,500 shares of series D redeemable convertible preferred stock from which CoSine received proceeds of approximately $5,000,000 or $80.00 per share. At the date of issuance, CoSine believed the per share price of $80.00 represented the fair value of the preferred stock. After CoSine’s initial public offering process began, CoSine reevaluated the fair value of its common stock as of March 2000. Accordingly, an increase in fair value has resulted in a beneficial conversion feature of $2,500,000, which has been recorded as a deemed dividend to preferred stockholders in 2000. CoSine recorded the deemed dividend at the date of issuance by offsetting charges and credits to stockholders’ equity. The preferred stock dividend increases the net loss allocable to common stockholders in the calculation of basic and diluted net loss per common share for the year ended December 31, 2000.

Common Stock

      CoSine has reserved shares of common stock for future issuance at each year end as follows (in thousands):

	2002	2001

Stock options:
Options outstanding	1,298	1,680
Reserved for future grants	1,856	862
Warrants outstanding	34	34

	3,188	2,576

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

      The 1997 Plan also allowed for the exercise of options before vesting and the related issuance of restricted stock that is subject to right of repurchase by CoSine. The rights of repurchase generally lapse at the rate noted above. At December 31, 2002 and 2001, 45,952 and 277,290 shares of common stock were subject to repurchase at an aggregate repurchase price of $1,930,000 and $11,830,000, respectively. During 2002 and 2001, employees defaulted on notes receivable in the amounts of $14,701,000 and $10,651,000, respectively, secured by 332,063 shares and 221,455 shares of common stock, respectively. The shares were returned to the Company.

      Effective upon the initial public offering, the 1997 Plan was terminated and the shares reserved and unissued under the 1997 Plan were reserved for issuance under the 2000 Plan.

COSINE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      At December 31, 2002 and 2001, a total of 3,122,303 and 2,483,173 common shares of CoSine have been reserved for issuance under the 2000 Plan, respectively.

2002 Stock Option Plan

      In January 2002, the board of directors adopted the 2002 Stock Plan (2002 Plan). The purpose of the 2002 Plan is to make available for issuance certain shares of Common Stock that have been (i) previously issued pursuant to the exercise of stock options granted under the 1997 Plan and (ii) subsequently reacquired by CoSine pursuant to repurchase rights contained in restricted stock purchase agreements or pursuant to optionee defaults on promissory notes issued in connection with the exercise of such options (Reacquired Shares). Under the terms of the 1997 Plan and the 2000 Plan, these Reacquired Shares would not otherwise have been available for reissuance. No shares that were not previously issued under the 1997 Plan and subsequently reacquired by CoSine have been or will be reserved for issuance under the 2002 Plan.

      A maximum of 1,000,000 shares may be reserved for issuance under the 2002 Plan. An aggregate of 335,791 shares were initially reserved for issuance under the 2002 Plan upon its adoption. These shares consisted of Reacquired Shares as of the date of adoption. Additional shares that become Reacquired Shares after the date of adoption of the 2002 Plan, up to a maximum of 664,209 additional shares, will also become available for issuance under the 2002 Plan. As of February 28, 2003, an aggregate of 685,009 Reacquired Shares have been reserved for issuance under the 2002 Plan.

      The provisions of the 2002 Plan are substantially similar to those of the 2000 Plan, except that the 2002 Plan does not permit the grant of awards to officers or directors and does not permit the grant of Incentive Stock Options. The 2002 Plan provides for the grant of nonstatutory stock options to employees (excluding officers) and consultants. Stock options granted under the 2002 Plan will be at prices not less than the fair value of the common stock at the date of grant. The term of each option, generally 10 years or less, will be determined by the administrator of the Plan.

2000 Director Option Plan

      In May 2000, the board of directors adopted the 2000 Director Option Plan (Director’s Plan), which was effective upon the closing of the initial public offering. At December 31, 2002 and 2001 a total of 40,000 shares of common stock have been reserved for issuance under the Director’s Plan.

      The Director’s Plan will automatically grant an option to purchase 8,000 shares of common stock to each non-employee director when he or she is first elected to CoSine’s board of directors following the initial public offering. The Director’s Plan also provided that each non-employee director who had been a member of the board of directors for at least six months before the date of each annual stockholders’ meeting would receive an automatic annual grant of options to acquire 2,000 shares of common stock.

      The options have an exercise price per share equal to the fair market value of common stock at the date of grant and have a term of 10 years. Initial options vest and become exercisable in four equal annual increments immediately following the date of grant. Later additional options granted vest and become exercisable on the fourth anniversary of the date of grant.

COSINE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary Stock Option Plan Activity

      Stock activity under the Stock Option Plans was as follows (in thousands, except per share data):

		Options Outstanding

			Weighted-
	Shares		Average
	Available for		Price per
	Grant	Shares	Share

Balance as of December 31, 1999	688	1,080	$6.89
Authorized	1,409	—	—
Granted	(1,552)	1,552	99.42
Exercised	—	(1,106)	34.16
Canceled	117	(117)	57.90

Balance as of December 31, 2000	662	1,417	82.89
Authorized	510	—	—
Granted	(1,656)	1,656	23.16
Exercised	—	(50)	3.79
Canceled	1,343	(1,343)	86.83

Balance as of December 31, 2001	859	1,680	23.57
Repurchased	645	—	—
Granted	(1,884)	1,884	9.26
Exercised	—	(30)	9.73
Canceled	2,236	(2,236)	20.05

Balance as of December 31, 2002	1,856	1,298	9.18

      The following table summarizes information concerning options outstanding and exercisable at December 31, 2002 (in thousands, except per share data):

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of		Contractual	Exercise		Exercise
Exercise Prices	Shares	Life	Price	Shares	Price

$0.38-$4.10	50	6.6	$2.40	44	$2.18
5.00	1,027	8.4	5.00	542	5.00
8.80-12.20	51	8.7	10.91	42	11.30
15.00-15.50	58	8.1	15.47	54	15.50
15.70-22.40	33	8.7	18.31	10	17.87
22.50-26.20	45	8.2	22.53	45	22.53
32.70-162.50	34	7.6	107.12	33	108.49

$0.38-$162.50	1,298	8.3	$9.18	770	$11.53

2000 Employee Stock Purchase Plan

      In May 2000, the board of directors adopted the 2000 Employee Stock Purchase Plan (Purchase Plan), which was effective upon the closing of the initial public offering. The Purchase Plan qualifies under the

COSINE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provisions of section 423 of the 1986 Internal Revenue Code of the United States. A total of 654,000 shares are reserved for issuance under the Purchase Plan. Under the terms of the Purchase Plan, employees may contribute through payroll deductions up to 10% of their compensation to purchase shares at a price equal to 85% of the lower of the fair market value of the common stock at the beginning of the offering period or at the end of the offering period.

Stock-Based Compensation

      During the year ended December 31, 2000, CoSine issued stock options to employees with exercise prices that it believed represented the fair value of the stock. In March 2000, after CoSine began the initial public offering process, CoSine reevaluated the fair value of its common stock. In connection with the reevaluation, CoSine recorded deferred stock compensation for these stock option grants of $81,029,000 in the year ended December 31, 2000, representing the difference between the fair value of the common stock for financial reporting purposes and the exercise price of the underlying options. This amount is recorded as a reduction of stockholders’ equity and is being amortized over the vesting period of the individual options, generally four years, using the graded vesting method. CoSine recorded amortization of deferred stock compensation of $7,273,000, $29,687,000 and $51,563,000 for the years ended December 31, 2002, 2001 and 2000, respectively. When an employee terminates, an expense credit is recorded for any amortization that has been previously recorded as an expense in excess of vesting. For the year ended December 31, 2002, credits of $8,466,000 were recorded to reverse deferred stock compensation amortization in excess of vesting.

      During the year ended December 31, 2000, CoSine granted common stock options to non-employees at exercise prices that range from $40.00 to $95.00 per share for services provided to CoSine. These options are included in the option tables disclosed above. The options generally vest over four years at a rate of 25% one year from the grant date and ratably monthly thereafter and expire 10 years after the grant date. CoSine recognized expense of $4,000 and $8,029,000 in 2001 and 2000, respectively, for these transactions, and no expense in 2002. The fair value of these options was periodically remeasured as they vested over the performance period and was estimated using the Black-Scholes model with the following assumptions: risk-free interest rate of 5%, expected life of 10 years, a dividend yield of zero, and an expected volatility of CoSine’s common stock of 0.6.

      During the year ended December 31, 2000, CoSine converted full-recourse promissory notes received from employees upon the early exercise of unvested employee stock options to non-recourse obligations. Accordingly, CoSine is required to remeasure the compensation associated with these shares until the earlier of the shares vesting, or the note being repaid or defaulted. The result of each remeasurement is deferred compensation expense, which is amortized over the remaining vesting period of the underlying options. In 2002, CoSine recorded a reversal of deferred stock compensation of $4,916,000 due to employee terminations, a reduction of deferred compensation of $282,000 due to the remeasurement of compensation associated with these unvested shares and amortization of $173,000. In 2001, CoSine recorded a reduction deferred stock compensation due to the remeasurement of compensation associated with these unvested shares amounting to $31,586,000 and a reversal of amortization of $526,000. In 2000, Cosine recorded amortization of deferred compensation of $8,217,000.

      On November 1, 2002, CoSine repriced 1,091,453 outstanding employee stock options to purchase shares of CoSine’s common stock with original exercise prices ranging from $5.45 per share to $159.38 per share. These options were repriced to $5.00 per share, $1.00 more than the fair market value of the underlying shares on the repricing date. The repricing requires that compensation associated with these options be remeasured until they are exercised, canceled, or expire. During 2002, CoSine recorded deferred stock compensation in relation to repriced stock options amounting to $1,111,000 and amortization of $514,000, as the price of CoSine’s stock at the end of the quarter after the November 2002 repricing was higher than the repriced amount.

COSINE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On July 10, 2001, CoSine repriced 722,071 outstanding employee stock options to purchase shares of CoSine’s common stock with original exercise prices ranging from $40.00 per share to $400.00 per share. These options were repriced to $15.50 per share, the fair market value of the underlying shares on the repricing date. The repricing requires that compensation associated with these options be remeasured until they are exercised, canceled, or expire. During the years ended December 31, 2002 and December 31, 2001, CoSine did not record any deferred stock compensation in connection with these repriced options, as the price of CoSine’s stock was not higher than the repriced amount at any quarter-end during those periods.

Warrants

      In November 1998, in connection with consulting services, CoSine issued warrants to purchase 4,307 shares of common stock. The warrants were exercisable at any time at $1.50 per share and expired on the earlier of 10 years following the issue date or a corporate reorganization. The warrants were exercised in September 2000 and converted into 4,307 common shares upon completion of the initial public offering. The warrants had a variable measurement date and accordingly they were periodically revalued based on the guidance of Emerging Issues Task Force Consensus No. 96-18 (EITF No. 96-18). The warrants were to vest over a period of four years and their fair value was calculated to be $260,000 at December 31, 1999, using the Black-Scholes valuation method, utilizing a volatility factor of 0.6, risk-free interest rate of 5%, and an initial expected life of 10 years. Prior to their exercise, the fair value of the warrants was being amortized over the expected life of the warrants.

      In August 1998, in connection with a facilities lease arrangement, CoSine issued warrants to purchase 15,792 shares of series A preferred stock. The warrants were exercisable at any time at no cost to the holder and expired on the earlier of five years following the issue date or a corporate reorganization. The warrants had a variable measurement date and accordingly they are periodically revalued based on the guidance of EITF No. 96-18. The warrants vested over a period of one year and their fair value was calculated to be $767,000 at December 31, 1999 using the Black-Scholes valuation method, utilizing a volatility factor of 0.6, risk-free interest rate of 5%, and an initial expected life of five years. The fair value of the warrants is being amortized over the term of the lease. These warrants were exercised in June 2000 and converted into 63,642 shares of common stock upon the completion of the initial public offering in September of 2000.

      In May 1998, in connection with a loan and security agreement, CoSine issued warrants to purchase 8,469 shares of series B preferred stock. Upon the closing of the initial public offering, these warrants became warrants to purchase an equivalent number of shares of common stock. The warrants were fully vested immediately upon issuance and exercisable at any time at $7.38 per share and expired five years following the issue date. There are no forfeiture rights. As there were no future performance obligations, the measurement date of the warrants was fixed at the issuance date. The fair value of the warrants was calculated to be $35,000 using the Black-Scholes valuation method, utilizing a volatility factor of 0.6, risk-free interest rate of 5%, and an expected life of five years, and was expensed in full during 1998. In October 2000, these warrants were exercised in a cashless exercise, which resulted in 8,289 shares of common stock being issued net of 180 shares delivered in payment of the warrant exercise price.

      In October 1998, in connection with an equipment and working capital loan arrangement, CoSine issued warrants to purchase 30,488 shares of series B preferred stock. Upon the closing of the initial public offering, these warrants became warrants to purchase an equivalent number of shares of common stock. The warrants were fully vested immediately upon issuance and exercisable at any time at $7.38 per share and expire eight years following the issue date. The fair value of the warrants was calculated to be $152,000 using the Black-Scholes valuation method, utilizing a volatility factor of 0.6, risk-free interest rate of 5%, and an expected life of eight years. The fair value of the warrants is being amortized over the term of the loan.

      In November 1998, in connection with a bridge note agreement, CoSine issued warrants to purchase 30,488 shares of series B preferred stock. The warrants were fully vested immediately upon issuance

COSINE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and exercisable at any time at $7.38 per share and expired on the earlier of 10 years following the issue date and a corporate reorganization. As there were no future performance obligations, the measurement date of the warrants was fixed at the issuance date. The fair value of the warrants was calculated to be $165,000 using the Black-Scholes valuation method, utilizing a volatility factor of 0.6, risk-free interest rate of 5%, and an expected life of 10 years, and was expensed in full during 1998. These warrants were exercised at various dates between May 2000 and completion of the initial public offering in September and the shares of series B preferred stock issued were converted to common stock upon completion of the initial public offering.

      In May 1999, for technical, marketing and market-related product development services, CoSine issued warrants to a customer to purchase 64,190 shares of series C preferred stock. The warrants were fully vested immediately upon issuance and exercisable at any time at $10.91 per share and expired five years following the issue date. The warrants were exercised in July 2000 and converted into 64,190 shares of common stock upon completion of the initial public offering. As there were no future performance obligations, the measurement date of the warrants was fixed at the issuance date. The fair value of the warrants was calculated to be $392,000 using the Black-Scholes valuation method, utilizing a volatility factor of 0.6, risk-free interest rate of 5%, and an expected life of five years, and was expensed in full during 1999.

      In September 1999, in connection with placement services for the first round of series D issuance, CoSine issued warrants to purchase 14,893 shares of series D preferred stock. The warrants were fully vested immediately upon issuance and exercisable at any time at $35.05 per share and expired five years following the issue date. The warrants were exercised in July 2000 and converted into 14,893 shares of common stock upon completion of the initial public offering. As there were no future performance obligations, the measurement date of the warrants was fixed at the issuance date. The fair value of the warrants was calculated to be $292,000 using the Black-Scholes valuation method, utilizing a volatility factor of 0.6, risk-free interest rate of 5%, and an expected life of five years, and was recorded as series D first round issuance costs.

      In October 1999, in connection with placement services for the second round of series D issuance, CoSine issued warrants to purchase 514 shares of series D preferred stock. The warrants were fully vested immediately upon issuance and exercisable at any time at $35.05 per share and expired five years following the issue date. The warrants were exercised in July 2000 and converted into 514 shares of common stock upon the completion of the initial public offering. As there were no future performance obligations, the measurement date of the warrants was fixed at the issuance date. The fair value of the warrants was calculated to be $16,000 using the Black-Scholes valuation method, utilizing a volatility factor of 0.6, risk-free interest rate of 5%, and an expected life of five years, and was recorded as series D second round issuance costs.

      In January 2000, upon receipt of a purchase order from a customer, CoSine issued warrants to the customer to purchase 123,350 shares of series C preferred stock at $8.10 per share, subject to adjustment. The warrants had a life of four years. They were fully vested and exercisable immediately and were exercised in July 2000 and converted into 123,350 shares of common stock upon completion of the initial public offering. As there were no future performance obligations, the measurement date of the warrants was fixed at the issuance date. The fair value of the warrants was calculated to be $10,300,000 using the Black-Scholes valuation method, utilizing a volatility factor of 0.6, risk-free interest rate of 5% and an expected life of four years. The fair value of the warrants was deferred and has since been fully amortized as an offset to receipts from sales, including equity issued in connection with sales as the revenue associated with this order has been recognized.

      In February 2000, upon receipt of a purchase order from a customer, CoSine issued warrants to the customer to purchase 20,000 shares of common stock at $40.00 per share, subject to adjustment. The warrants had a life of four years. They were fully vested and exercisable immediately and were exercised in September 2000. As there were no future performance obligations, the measurement date of the warrants was fixed at the issuance date. The fair value of the warrants was calculated to be $1,840,000 using the Black-Scholes valuation method, utilizing a volatility factor of 0.6, risk-free interest rate of 5% and an expected life of four

COSINE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years. Prior to their exercise, the fair value of the warrants was deferred and has since been fully amortized as an offset to receipts from sales, including equity issued in connection with sales as the revenue associated with this order has been recognized.

      In March 2000, upon receipt of a purchase order from a customer, CoSine issued warrants to the customer to purchase 46,885 shares of common stock at $37.30 per share, subject to adjustment. The warrants had a life of four years. They were fully vested and exercisable immediately. As there were no future performance obligations, the measurement date of the warrants was fixed at the assumed issuance date. The fair value of the warrants was calculated to be $4,112,000 using the Black-Scholes valuation method, utilizing a volatility factor of 0.6, risk-free interest rate of 5% and an expected life of four years. Prior to their exercise, the fair value of the warrants was deferred, and a portion of the fair value was amortized in 2000 as an offset to receipts from sales, including equity issued in connection with sales. This customer, however, ceased operations during 2001 and therefore the remaining $3,830,000 of unamortized fair value of these warrants was written off. Of the amount written off, approximately $1,092,000 was charged as an offset to receipts from sales, including equity issued in connection with sales, and the remaining balance of $2,738,000 was charged to sales and marketing expense.

      In March 2000, in connection with an equipment lease, CoSine issued warrants for the purchase of 3,750 shares of its common stock at $80.00 per share to a leasing company. The warrants may be exercised at any time before the earlier of 10 years from the date of the warrant or the fifth anniversary of the initial public offering. As there are no future performance obligations, the measurement date of the warrants was fixed at the issuance date. The fair value of the warrant was calculated to be $357,000 using the Black-Scholes valuation method utilizing a volatility factor of 0.6, risk-free interest rate of 5% and an expected life of 10 years. This amount was deferred as prepaid interest and is being amortized over the lease term of three years.

      In April 2000, for assistance with specific marketing activities CoSine agreed to issue a warrant to a customer for the purchase of 7,500 shares of common stock at $150.00 per share, subject to adjustment. The issuance of the warrant was contingent upon the customer obtaining financing for its purchase order. The customer subsequently sought protection under Chapter 11 of the United States federal bankruptcy code, and accordingly the warrants were not issued.

      At December 31, 2002 and 2001, warrants to purchase 30,488 and 3,750 shares of common stock at $7.38 per share and $80.00 per share, respectively, were outstanding.

7.     Related Parties

      As of December 31, 2002 and 2001, CoSine had non-recourse promissory notes receivable of $775,000 and $3,360,000, respectively, from officers of CoSine for the payment of stock option exercises. The notes are secured by a pledge of CoSine’s common stock and have annual interest rates ranging from 6.09% to 6.77%. The notes and interest accrued but unpaid are due and payable during 2008. During 2002, four officers, whose employment with CoSine terminated, defaulted on the payment of non-recourse loans amounting to $2,485,000 secured by 67,156 shares of common stock. During 2001, one officer, whose employment with CoSine terminated, defaulted on the payment of a non-recourse loan amounting to $2,019,000 secured by 21,250 shares of common stock.

      As of December 31, 2002 and 2001, CoSine had non-recourse promissory notes receivable secured by a pledge of CoSine’s common stock totaling $9,756,000 and $22,106,000, respectively, from non-officer employees of CoSine for the payment of stock option exercises. Yearly interest on the notes ranges from 6.09% to 6.77%. The notes are due and payable at the earliest of 10 years from the date of loan, the date of the employee’s termination or the date the shares are sold. During 2002 and 2001, non-officer employees defaulted

COSINE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on notes receivable in the amounts of $12,216,000 and $8,632,000, respectively, secured by 264,907 shares and 200,205 shares of common stock, respectively.

      During 2000, certain CoSine officers purchased stock in AduroNet Limited. The officer’s total holdings represented less than 1% of AduroNet’s total outstanding shares. For the year ended December 31, 2000, CoSine recognized revenue of $13,267,000 from AduroNet. In February 2001, AduroNet became insolvent and subsequently filed for provisional liquidation under British law.

8.     Income Taxes

      The provisions for income taxes of $509,000, $837,000 and $264,000 for the years ended December 31, 2002, 2001 and 2000, respectively, are comprised entirely of foreign corporate income taxes. The difference between the provisions for income taxes and the amounts computed by applying the federal statutory income tax rate to the losses before income taxes are explained below (in thousands):

	2002	2001	2000

U.S. federal tax benefit at federal statutory rate	$(32,888)	$(50,896)	$(54,552)
Loss for which no tax benefit is currently recognizable	30,828	46,030	42,785
Non-cash charges related to equity issuances	2,569	5,703	12,031

Total provision	$509	$837	$264

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of CoSine’s deferred tax assets are as follows (in thousands):

	2002	2001

Deferred tax assets:
Net operating loss carryforwards	$85,000	$60,003
Equity related charges	13,719	17,190
Tax credit carryforwards	5,496	4,266
Deferred revenue	592	954
Inventory reserve	2,905	6,094
Capitalized research and development	6,685	5,608
Accruals and reserves not currently deductible	6,760	6,594

Total deferred tax assets	121,157	100,709
Valuation allowance	(121,157)	(100,709)

Net deferred tax assets	$—	$—

      Financial Accounting Standards Board Statement Number 109, “Accounting for Income Taxes” provides for the recognition of deferred tax assets if realization of the deferred tax assets is more likely than not. Based upon the weight of available evidence, which includes CoSine’s historical operating performance and the reported cumulative net losses in all prior years, CoSine has provided a full valuation allowance against its net deferred tax assets. The valuation allowance increased by $20,448,000 in 2002 and by $44,138,000 in 2001. The valuation allowance at December 31, 2002 includes approximately $13,719,000 relating to equity issuances, which will be credited to stockholders’ equity when realized. December 31, 2001 includes approximately $17,190,000 relating to equity issuances, which will be credited to stockholders’ equity when realized.

COSINE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2002, CoSine had federal and state net operating loss carryforwards of approximately $232,000,000 and $101,000,000, respectively. As of December 31, 2001, CoSine had federal and state net operating loss carryforwards of approximately $153,000,000 and $110,000,000, respectively. As of December 31, 2002, CoSine also had federal and state research and development tax credit carryforwards of approximately $3,100,000 and $3,490,000, respectively. As of December 31, 2001, CoSine also had federal and state research and development tax credit carryforwards of approximately $2,600,000 and $2,500,000, respectively. The net operating loss and tax credit carryforwards will expire at various dates beginning in 2005, if not utilized.

      Use of the net operating loss and tax credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization.

9.     Restructuring and Impairment Charges

October 2002 Restructuring

      In October 2002, CoSine’s senior management approved a restructuring plan to reduce its worldwide workforce. In addition, based on ongoing negotiations, CoSine estimates that it will be able to settle its obligations associated with Redwood City, California leased facilities it exited during the year for $8,104,000. Employees were notified in October 2002 that certain job functions would be eliminated and that particular termination benefits would be paid to affected employees. As a result of the workforce reduction, 73 employees were designated for termination in the restructuring program. Most of the terminations took place in the fourth quarter of 2002. The employees affected by the workforce reduction were from all functional groups and were located in offices in the United States, Europe and Asia. Amounts related to the worldwide workforce reduction and lease commitment will be paid out through March of 2003. The restructuring program was implemented to reduce operating expenses and conserve cash.

      Details of the October 2002 restructuring charges for the year ended December 31, 2002 are as follows, (in thousands):

	Worldwide	Lease
	Workforce	Termination
	Reduction	and Other	Total

Charges	$1,945	$7,854	$9,799
Cash payments	(1,628)	—	(1,628)
Deposit forfeiture and deferred rent	—	305	305

Provision balance at December 31, 2002	$317	$8,159	$8,476

May 2002 Restructuring

      In May 2002, CoSine’s senior management approved a restructuring plan to reduce its worldwide workforce, close certain sales offices, exit certain facilities and dispose of or abandon certain property and equipment. Employees were notified in May 2002 that certain job functions would be eliminated and that particular termination benefits would be paid to affected employees. As a result of the workforce reduction, 146 employees were designated for termination in the restructuring program. Most of the terminations took place in the second quarter of 2002, with the remainder taken in the third quarter of 2002. The employees in the workforce reduction were from all functional groups and were located in offices in the United States, Europe and Asia. Amounts related to the worldwide workforce reduction were paid out through December of 2002, and lease commitments and non-cancelable commitments are being paid out over their respective terms

COSINE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

through 2003. The Company also wrote down certain property and equipment to its expected realizable value as the assets have been either sold, disposed of or otherwise abandoned. The restructuring program was implemented to reduce operating expenses and conserve cash.

      Details of the May 2002 restructuring charges for the year ended December 31, 2002 are as follows, (in thousands):

		Write-down
	Worldwide	of Property	Lease
	Workforce	and	commitments
	Reduction	Equipment	and Other	Total

Charges	$3,660	$3,248	$2,318	$9,226
Cash payments	(3,660)	—	(1,503)	(5,163)
Non-cash charges	—	(3,248)	—	(3,248)

Provision balance at December 31, 2002	$—	$—	$815	$815

Impairment of Long-lived Assets

      As a result of CoSine’s assessment of market conditions and the related effect on its business plan, the Company concluded that indicators of impairment of its long-lived assets were present during the second and third quarters of 2002. Accordingly, the Company performed an impairment test of the carrying value of its long-lived assets, consisting primarily of property and equipment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Based on an undiscounted cash flow analysis, the cash flows expected to be generated by CoSine’s long-lived assets during their estimated remaining useful lives are not sufficient to recover the net book value of the assets. Consequently, the Company obtained a valuation report outlining the estimated fair value of the assets, based on quoted market prices, from an independent appraiser and recorded an impairment charge of $15,512,000 to write the carrying value of its long-lived assets held for use down to their fair values in the second and third quarters of 2002. In addition, property and equipment that was idled or abandoned was written down by approximately $3,248,000 to its estimated net realizable value.

April and September 2001 Restructuring

      In April and September of 2001, CoSine’s senior management approved restructuring plans to reduce its worldwide workforce, close certain sales offices, exit certain facilities and idle certain property and equipment. Employees affected by the April 2001 program were notified and terminated in April 2001. With respect to the September 2001 program, notification was given to employees on September 28, 2001 that certain job functions would be eliminated and that particular termination benefits would be paid to affected employees. The restructuring programs were implemented to reduce operating expenses and conserve cash.

COSINE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Details of the April and September 2001 restructuring charges for the year ended December 31, 2002 and 2001 are as follows (in thousands):

		Write-down
	Worldwide	of Property	Lease
	Workforce	and	Commitments
	Reduction	Equipment	and Other	Total

Charges	$3,496	$4,593	$902	$8,991
Cash payments	(3,155)	—	(135)	(3,290)
Non-cash charges	—	(4,593)	—	(4,593)

Provision balance at December 31, 2001	$341	$—	$767	$1,108

Cash payments	(341)	—	(767)	1,108

Provision balance at December 31, 2002	$—	$—	$—	$—

      As a result of the workforce reductions, approximately 55 employees were terminated in the second quarter of 2001, and approximately 50 employees were designated for termination in the third quarter of 2001 restructuring program and were then terminated in the fourth quarter of 2001. The employees in both workforce reductions were from all functional groups and were primarily located in the Redwood City, California offices. Certain property and equipment has been written down to its expected realizable value.

      Amounts related to the worldwide workforce reduction were paid out through mid-2002, and lease commitments were paid out over the respective lease terms through mid-2002.

Supplemental Financial Information

      The supplemental financial information required to be set forth in this Item 8 is located in Part III Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information

      The following table summarizes equity compensation plans approved by shareholders and equity compensation plans that were not approved by the shareholders as of December 31, 2002:

			(c)
			Number of Securities
	(a)		Remaining Available for
	Number of Securities	(b)	Future Issuance Under
	to be Issued upon	Weighted-Average	Equity Compensation
	Exercise of Outstanding	Exercise Price of	Plans (Excluding
	Options, Warrants	Outstanding Options,	Securities Reflected in
Plan category	and Rights	Warrants and Rights	Column (a))

Equity compensation plans approved by stockholders	1,211,941 (1)	$9.48 (1)	2,119,726 (2)
Equity compensation plans not approved by stockholders(3)	86,150	$5.00	249,641
Total	1,298,091	$9.18	2,369,367

(1)	Includes 359,854 shares subject to outstanding options under the 1997 Stock Plan, 836,087 shares subject to outstanding options under the 2000 Stock Plan, and 16,000 shares subject to outstanding options under the Director Plan.

(2)	Includes 525,787 shares available for future issuance under the 1997 Stock Plan, 1,048,784 shares available for future issuance under the 2000 Stock Plan, 32,000 shares available for future issuance under the Director Plan, and 513,155 shares available for future issuance under the Employee Stock Purchase Plan.

(3)	The only equity compensation plan not approved by stockholders is the 2002 Stock Plan (the 2002 Plan). The board of directors adopted the 2002 Plan in January 2002. The purpose of the 2002 Plan is to make available for issuance certain shares of Common Stock that have been (i) previously issued pursuant to the exercise of stock options granted under the 1997 Plan and (ii) subsequently reacquired by CoSine pursuant to repurchase rights contained in restricted stock purchase agreements or pursuant to optionee defaults on promissory notes issued in connection with the exercise of such options (Reacquired Shares). Under the terms of the 1997 Plan and the 2000 Plan, these Reacquired Shares would not otherwise have been available for reissuance. No shares that were not previously issued under the 1997 Plan and subsequently reacquired by CoSine have been or will be reserved for issuance under the 2002 Plan. A maximum of 1,000,000 shares may be reserved for issuance under the 2002 Plan. An aggregate of 335,791 shares were initially reserved for issuance under the 2002 Plan upon its adoption. These shares consisted of Reacquired Shares as of the date of adoption. Additional shares that become Reacquired Shares after the date of adoption of the 2002 Plan, up to a maximum of 664,209 additional shares, will also become available for issuance under the 2002 Plan. The provisions of the 2002 Plan are substantially similar to those of the 2000 Plan, except that the 2002 Plan does not permit the grant of awards to officers or directors and does not permit the grant of Incentive Stock Options. The 2002 Plan provides for the grant of nonstatutory stock options to employees (excluding officers) and consultants. Stock options granted under the 2002 Plan will be at prices not less than the fair value of the common stock at the date of grant. The term of each option, generally 10 years or less, will be determined by CoSine.

Item 13.	Certain Relationships and Related Transactions

      The information required by these Part III, Items 10, 11, 12 and 13 are omitted and incorporated herein by reference to CoSine’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders to be filed within 120 days of the end of CoSine’s fiscal year ended December 31, 2002. However, no information set forth in the Proxy Statement regarding the Report of the Compensation Committee on Executive Compensation or the performance graph, or the Report of the Audit Committee shall be deemed incorporated by reference into this Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

      Information about compliance with section 16(a) of the Securities and Exchange Act is incorporated by reference to CoSine’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders to be filed within 120 days of the end of CoSine’s fiscal year ended December 31, 2002.

Item 14.	Controls and Procedures

      (a) Our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer have evaluated our disclosure controls and procedures as of a date (the Evaluation Date) within the 90 days prior to the filing date of this report on Form 10-K, and have concluded that such controls and procedures are effective.

      (b) There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies or material weaknesses.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements

Page

Statement of Management Responsibility	37
Report of Independent Auditors	38
Consolidated Balance Sheets — December 31, 2002 and 2001	39
Consolidated Statements of Operations — Years ended December 31, 2002, 2001 and 2000	40
Consolidated Statements of Redeemable Convertible Preferred Stock, Stockholders’ Equity (Net Capital Deficiency) and Comprehensive Loss — Years ended December 31, 2002, 2001 and 2000	41
Consolidated Statements of Cash Flows — Years ended December 31, 2002, 2001 and 2000	43
Notes to Consolidated Financial Statements	44

(2) Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts	69

      All other schedules are omitted as they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

(3) Exhibits

      See Exhibit Index on page 73. The Exhibits listed in the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-K.

      (b) Reports on Form 8-K

      On March 26, 2003, Stephen Goggiano, President and Chief Executive Officer of the Company, and Terry Gibson, Executive Vice President and Chief Financial Officer of the Company, each executed certifications in connection with the Form 10-K of the Company for the fiscal year ending December 31, 2002, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Copies of such certifications were included in the Form 8-K as Exhibits 99.1 and 99.2.

COSINE COMMUNICATIONS, INC.

SUPPLEMENTAL FINANCIAL INFORMATION (unaudited)

	2001				2002

	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	Quarter	Quarter(1)	Quarter(1)	Quarter	Quarter	Quarter(2)	Quarter(2)	Quarter(2)

	(In thousands, except per share data)
Revenue	$6,055	$7,127	$9,826	$11,285	$7,093	$6,066	$5,245	$5,228
Gross profit (loss)	(2,790)	2,685	(1,941)	6,125	3,726	78	3,014	3,007
Net loss	(41,846)	(39,094)	(41,926)	(23,387)	(22,955)	(44,748)	(9,014)	(17,249)
Basic and diluted net loss per common share	$(4.41)	$(4.06)	$(4.29)	$(2.37)	$(2.31)	$(4.63)	$(0.93)	$(1.78)

(1)	Includes restructuring charges of $2.0 million in the second quarter of 2001 and $7.0 million in the third quarter of 2001.

(2)	Includes restructuring and impairment charges of $24.0 million in the second quarter of 2002, restructuring charges of $0.7 million in the third quarter of 2002 and restructuring charges of $9.8 million in the fourth quarter of 2002.

COSINE COMMUNICATIONS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at
	Beginning	Charged to	Additions	Balance at End
Classification	of Year	Expenses	(Deductions)(1)	of Year

	(In thousands)
Year ended December 31, 2002:
Reserves for accounts receivable	$700	$296	$(763)	$233

Year ended December 31, 2001:
Reserves for accounts receivable	$631	$1,385	$(1,316)	$700

Year ended December 31, 2000	$—	$631	$—	$631

(1)	Represents write offs of accounts receivable.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 2003.

COSINE COMMUNICATIONS, INC.

By:	/s/ STEPHEN GOGGIANO

Stephen Goggiano
President and Chief Executive Officer

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen Goggiano, Jill Bresnahan and Terry Gibson, and each of them acting individually, his true and lawful attorneys-in-fact and agents, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each of said attorneys-in-fact, or his substitute or substitutes, and each of them, hereby ratifying and confirming all that such attorneys-in-fact, or any substitutes, may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 25, 2003 by the following persons in the capacities indicated.

Signature	Title

/s/ STEPHEN GOGGIANO Stephen Goggiano	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ TERRY GIBSON Terry Gibson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ DONALD GREEN Donald Green	Chairman of the Board and Director

/s/ CHARLES J. ABBE Charles J. Abbe	Director

/s/ VINTON CERF Vinton Cerf	Director

/s/ R. DAVID SPRENG R. David Spreng	Director

CERTIFICATION

      1. I have reviewed this annual report on Form 10-K of CoSine Communications, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ STEPHEN GOGGIANO

Stephen Goggiano
Director, President and Chief Executive Officer

March 25, 2003

CERTIFICATION

      1. I have reviewed this annual report on Form 10-K of CoSine Communications, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ TERRY GIBSON

Terry Gibson
Executive Vice President and Chief Financial Officer

March 25, 2003

EXHIBIT INDEX

Exhibit
Number		Description

3	.1*	Second Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Form 10-Q filed November 14, 2000).
3	.2*	Bylaws (incorporated by reference to Exhibit 3.3 to Form 8A (file no. 000-30715) filed May 26, 2000). First Amendment to Bylaws dated April 30, 2001 (incorporated by reference to Exhibit 3.3 to Form
3	.3*	10-Q filed August 13, 2001).
3.4		Second Amendment to Bylaws dated January 28, 2003.
10	.1*	Form of Indemnification Agreement entered into by the Registrant with each of its directors and officers (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to Registration Statement on Form S-1 filed June 6, 2000).
10	.2*	2000 Stock Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.2 of Amendment No. 1 to Registration Statement on Form S-1 filed June 6, 2000).
10	.3*	2000 Employee Stock Purchase Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.3 of Amendment No. 1 to Registration Statement on Form S-1 filed June 6, 2000).
10	.4*	2000 Director Option Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.4 of Amendment No. 1 to Registration Statement on Form S-1 filed June 6, 2000).
10	.5*	1997 Stock Plan (as amended and restated) and forms of agreements thereunder (incorporated by reference to Exhibit 10.5 of Registration Statement on Form S-1 filed April 28, 2000).
10	.6*	Third Amended and Restated Investors’ Rights Agreement (incorporated by reference to Exhibit 10.6 of Amendment No. 1 to Registration Statement on Form S-1 filed June 6, 2000).
10	.7*	Master Equipment Lease Agreement between the Registrant and Relational Funding Corporation dated as of February 1, 2000 (incorporated by reference to Exhibit 10.7 of Amendment No. 1 to Registration Statement on Form S-1 filed June 6, 2000).
10	.8*	Loan and Security Agreement between Registrant and Venture Lending and Leasing II, Inc. dated as of September 21, 1998 (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to Registration Statement on Form S-1 filed June 6, 2000).
10	.9*	Amended and Restated Supplement between Registrant and Venture Lending and Leasing II, Inc. dated as of October 21, 1998 (incorporated by reference to Exhibit 10.9 of Amendment No. 1 to Registration Statement on Form S-1 filed June 6, 2000).
10	.10*	Master Loan and Security Agreement between Registrant and Finova Capital Corporation date as of May 19, 1999 (incorporated by reference to Exhibit 10.10 of Amendment No. 1 to Registration Statement on Form S-1 filed June 6, 2000).
10	.11*	Loan and Security Agreement between Registrant and Silicon Valley Bank dated as of May 29, 1998 (incorporated by reference to Exhibit 10.11 of Amendment No. 1 to Registration Statement on Form S-1 filed June 6, 2000).
10	.12*	Loan Modification Agreement between Registrant and Silicon Valley Bank dated as of June 22, 1998 (incorporated by reference to Exhibit 10.12 of Registration Statement on Form S-1 filed April 28, 2000).
10	.13*	Loan and Security Agreement between Registrant and Silicon Valley Bank dated as of September 30, 1999 (incorporated by reference to Exhibit 10.13 of Amendment No. 1 to Registration Statement on Form S-1 filed June 6, 2000).
10	.14*	Building Lease Agreement between Registrant and Westport Joint Venture dated as of May 26, 1998 (incorporated by reference to Exhibit 10.14 of Amendment No. 1 to Registration Statement on Form S-1 filed June 6, 2000).
10	.15*	Amendment No. 1 to Lease between Registrant and Westport Joint Venture dated as of September 9, 1999 (incorporated by reference to Exhibit 10.15 of Registration Statement on Form S-1 filed April 28, 2000).

Exhibit
Number		Description

10	.16*	Building Lease Agreement between Registrant and Westport Joint Venture dated as of September 20, 1999 (incorporated by reference to Exhibit 10.16 of Amendment No. 1 to Registration Statement on Form S-1 filed June 6, 2000).
10	.17*	2002 Stock Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.17 to Form 10-K filed March 15, 2002).
21.1		Subsidiaries of the Registrant.
23.1		Consent of Independent Auditors.

*	Previously filed.