Form 10-Q
period 2003-03-31
COSINE COMMUNICATIONS INC
filed 2003-05-12
CIK 1060824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES  [   ]     NO  [X]

     There were 9,936,398 shares of the Company’s Common Stock, par value $.0001, outstanding on May 2, 2003.

COSINE COMMUNICATIONS, INC.

FORM 10-Q

Quarter ended March 31, 2003

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

COSINE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	March 31,	December 31,
	2003	2002

	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$12,308	$9,230
Short-term investments	71,948	92,237
Accounts receivable:
Trade (net of allowance for doubtful accounts of $233 at March 31, 2003 and December 31, 2002)	2,960	6,373
Other	322	679
Inventory	4,263	3,175
Prepaid expenses and other current assets	4,390	4,054

Total current assets	96,191	115,748
Property and equipment, net	2,420	2,816
Long-term deposits	747	997

	$99,358	$119,561

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,161	$2,493
Provision for warranty claims	819	1,103
Accrued other liabilities	3,781	13,362
Accrued compensation	2,172	1,708
Deferred revenue	1,131	1,444
Current portion of equipment and working capital loans	1,452	1,865
Current portion of obligations under capital lease	978	1,905

Total current liabilities	12,494	23,880
Long-term portion of equipment and working capital loans	—	131
Accrued rent	2,077	2,069
Stockholders’ equity:
Preferred stock, 3,000,000 authorized, none issued and outstanding	—	—
Common stock, $.0001 par value, 300,000,000 shares authorized; 9,938,498 and 9,959,092 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	1	1
Additional paid-in capital	546,620	549,243
Notes receivable from stockholders	(8,935)	(10,531)
Accumulated other comprehensive income	451	532
Deferred compensation	(998)	(2,274)
Accumulated deficit	(452,352)	(443,490)

Total stockholders’ equity	84,787	93,481

	$99,358	$119,561

See accompanying notes.

(1)     The information in this column was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2002.

COSINE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Revenue	$2,206	$7,093
Cost of goods sold[1]	715	3,367

Gross profit	1,491	3,726

Operating expenses:
Research and development[2]	5,257	12,831
Sales and marketing[3]	3,347	10,879
General and administrative[4]	1,737	3,850
Restructuring	270	—

Total operating expenses	10,611	27,560

Loss from operations	(9,120)	(23,834)

Other income (expenses):
Interest income and other, net	426	1,343
Interest expense[5]	(128)	(303)

Total other income	298	1,040

Loss before income tax provision	(8,822)	(22,794)
Income tax provision	42	161

Net loss	$(8,864)	$(22,955)

Basic and diluted net loss per common share	$(0.91)	$(2.31)

Shares used in computing per share amounts	9,721	9,920

1 Cost of goods sold includes $47 and $350 of non-cash charges related to equity issuances for the three months ended March 31, 2003 and 2002, respectively.

2 Research and development expenses include $198 and $1,133 of non-cash charges related to equity issuances for the three months ended March 31, 2003 and 2002, respectively.

3 Sales and marketing expenses include $192 of non-cash benefits related to equity issuances for the three months ended March 31, 2003 and $918 of non-cash charges related to equity issuances for the three months ended March 31, 2002.

4 General and administrative expenses include $137 and $642 of non-cash charges related to equity issuances for the three months ended March 31, 2003 and 2002, respectively.

5 Interest expense includes $30 and $35 of non-cash charges related to equity issuances for the three months ended March 31, 2003 and 2002, respectively.

See accompanying notes.

COSINE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Operating activities:
Net loss	$(8,864)	$(22,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	700	4,443
Amortization of warrants issued for services	44	52
Amortization of deferred stock compensation	581	2,999
Reversal of amortization of deferred stock compensation in excess of vesting	(405)	—
Other, net	(210)	31
Change in operating assets and liabilities:
Accounts receivable, trade	3,413	8,241
Other receivables	357	324
Inventory	(1,088)	(1,515)
Prepaid expenses and other current assets	(380)	(576)
Long-term deposits	250	118
Other assets	—	93
Accounts payable	(332)	(443)
Provision for warranty claims	(284)	(530)
Accrued other liabilities	(9,581)	(3,330)
Accrued compensation	463	1,326
Deferred revenue	(313)	(350)
Accrued rent	8	80
Other liabilities	—	1

Net cash used in operating activities	(15,641)	(11,991)

Investing activities:
Capital expenditures	(304)	(956)
Purchase of short-term investments	(16,016)	(36,643)
Proceeds from sales and maturities of short-term investments	36,437	28,147

Net cash provided by (used in) investing activities	20,117	(9,452)

Financing activities:
Principal payments of equipment and working capital loans and capital leases	(1,471)	(1,506)
Proceeds from issuance of common stock, net	54	218
Proceeds from notes receivable from stockholders	22	234
Repurchase of common stock	(3)	(13)

Net cash used in financing activities	(1,398)	(1,067)

Net increase (decrease) in cash and cash equivalents	3,078	(22,510)
Cash and cash equivalents at the beginning of the period	9,230	73,868

Cash and cash equivalents at the end of the period	$12,308	$51,358

Supplemental information:
Cash paid for interest	$98	$268

Income taxes paid	$42	$161

Cancellation of notes receivable due to repurchase of unvested stock	$1,574	$4,274

See accompanying notes.

COSINE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The unaudited consolidated financial statements have been prepared by CoSine Communications, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of CoSine Communications, Inc. and its wholly owned subsidiaries (“CoSine” or collectively, the “Company”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes included in CoSine’s Annual Report filed on Form 10-K for the year ended December 31, 2002.

     In September 2002, CoSine implemented a 1-for-10 reverse stock split, which reduced the number of issued and outstanding shares of CoSine common stock from approximately 100 million to approximately 10 million. All share and per share data has been adjusted, as applicable, to reflect this reverse stock split.

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

     The following table illustrates the effect on CoSine’s net loss and net loss per share if CoSine had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended March 31,

	2003	2002

Net loss, as reported	$(8,864)	$(22,955)
Add: Stock-based employee compensation expense included in reported net loss	581	3,027
Deduct: Reversal of amortization in excess of vesting	(405)	—

Deduct: Stock-based employee compensation expense determined under fair value method for all stock option grants (SFAS 123 expense)	(804)	(3,357)

Pro forma net loss	$(9,492)	$(23,285)

Basic and diluted net loss per share, as reported	$(0.91)	$(2.31)

Pro forma basic and diluted net loss per share	$(0.98)	$(2.35)

     The fair value of CoSine’s options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months	Fiscal Year Ended
	Ended March 31,	December 31,

	2003	2002

Dividend yield	0.0%	0.0%
Volatility	0.32	0.67
Risk free interest rate	3.0%	3.0%
Expected life	4 years	4 years

     The estimated weighted-average fair value of shares granted under the Purchase Plan in 2002 was $1.60, using a volatility of 0.67, risk-free interest rate of 1% and an expected life of six months.

Guarantees

     The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises, (ii) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship, (iii) contracts under which the Company may be required to indemnify customers against loss or damage to property or persons as a result of willful or negligent conduct by CoSine employees or sub-contractors, (iv) contracts under which the Company may be required to indemnify customers against third party claims that a CoSine product infringes a patent, copyright or other intellectual property right and (v) procurement or license agreements under which the Company may be required to indemnify licensors or vendors for certain claims that may be brought against them arising from the Company’s acts or omissions with respect to the supplied products or technology.

     Generally, a maximum obligation is not explicitly stated. Because the obligated amounts associated with this type of agreement are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, CoSine has not been obligated to make payments for these obligations, and no liabilities have therefore been recorded for these obligations on its balance sheet as of March 31, 2003.

2. USE OF ESTIMATES

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates.

3. RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” — an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. The Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. CoSine has not issued or modified any guarantees since December 31, 2002 and, accordingly, the adoption of FASB Interpretation No. 45 did not have a material impact on CoSine’s financial results.

     In December 2002, the FASB issued Statement Number 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148). SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to the SFAS 123 fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. As permitted under SFAS 148, CoSine adopted the disclosure provisions of that accounting standard and, accordingly, has included such disclosures in the financial statements for the three months ended March 31, 2003.

4. COMMITMENTS AND CONTINGENCIES

     As of March 31, 2003, CoSine had commitments of approximately $1,950,000 relating to purchases of raw materials and semi-finished goods. Of that amount, $535,000 related to excess inventory was accrued at March 31, 2003.

     On November 15, 2001, CoSine and seven of its officers and directors were named as defendants in a securities class action lawsuit filed in the United States District Court, Southern District of New York. The complaint alleges that CoSine’s September 26, 2000 IPO prospectus failed to disclose certain alleged actions by the underwriters for the offering. The complaint alleges claims against CoSine and certain of its current and former officers and directors under

Section 11 of the Securities Act of 1933. The complaint also alleges claims against the officers and directors under Section 15 of the 1933 Act and Section 20(a) of the Securities Exchange Act of 1934. CoSine and its officers and directors believe the allegations against them are without merit and intend to defend the action vigorously.

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

5. BALANCE SHEET DETAILS

Inventory

     Net inventories, stated at the lower of cost (first-in, first-out) or market, consisted of the following, in thousands:

	March 31,	December 31,
	2003	2002

	(unaudited)
Raw materials	$23	$312
Semi-finished goods	2,490	1,951
Finished goods	1,750	912

	$4,263	$3,175

     Included in net finished goods at December 31, 2002 was $289,000 of goods used for customer evaluation purposes. At March 31, 2003, there was no net value in finished goods inventory for goods used for customer evaluation. During the three months ended March 31, 2003 and 2002, $336,000 and $409,000 of fully reserved inventory was sold, respectively.

Warranty

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

     Changes in CoSine’s warranty liability were as follows, in thousands:

	Three Months Ended March 31,
	2003	2002

	(unaudited)
Beginning balance	$1,103	$2,505
Warranty charged to cost of goods sold	—	—
Utilization of warranties	(187)	(495)
Changes in estimated liability based on experience	(97)	(35)

Ending balance	$819	$1,975

6. NET LOSS PER COMMON SHARE

     Basic net loss per common share is calculated based on the weighted-average number of common shares outstanding during the periods presented, less weighted-average shares outstanding that are subject to CoSine’s right of repurchase. Common stock equivalents consisting of stock options and warrants (calculated using the treasury stock method), have been excluded from the diluted net loss per common share computations, as their inclusion would be antidilutive. These securities amounted to 1,180,876 shares and 2,204,400 shares for the three months ended March 31, 2003 and 2002, respectively.

     The calculations of basic and diluted net loss per share are shown below, in thousands, except per share data:

	Three Months Ended
	March 31,

	2003	2002

	(unaudited)
Net loss	$(8,864)	$(22,955)

Basic and diluted:
Weighted-average shares of common stock outstanding	9,953	10,176
Weighted-average shares subject to repurchase	(232)	(256)

Weighted-average shares used in basic and diluted net loss per common share	9,721	9,920

Basic and diluted net loss per common share	$(0.91)	$(2.31)

7. COMPREHENSIVE LOSS

     The components of comprehensive loss are shown below, in thousands:

	Three Months Ended
	March 31,

	2003	2002

	(unaudited)
Net loss	$(8,864)	$(22,955)
Other comprehensive loss:
Unrealized losses on investments	(75)	(300)
Translation adjustment	(4)	(17)

Total other comprehensive loss	(79)	(317)

Comprehensive loss	$(8,943)	$(23,272)

8. SEGMENT REPORTING

     CoSine operates in only one operating segment, and substantially all of CoSine’s assets are located in the United States.

     Revenues from customers by geographic region for the three months ended March 31, 2003 and 2002, respectively, were as follows, in thousands:

	Three Months Ended
	March 31,

	2003	2002

Region	(unaudited)

United States	$986	$3,440
Asia/Pacific	526	1,874
Europe	694	1,779

Total	$2,206	$7,093

9. RESTRUCTURING CHARGES

March 2003 Restructuring

     In March 2003, CoSine’s senior management communicated an additional reduction in its workforce related to the closure of its sales office in Australia. The employees were notified in March 2003 that their job functions would be eliminated and that termination benefits would be paid to them. As a result of the workforce reduction, three employees were designated for termination. Amounts related to the workforce reduction and the other items are expected to be paid through June of 2003. The restructuring program was an extension of the October 2002 restructuring, which was implemented to reduce operating expenses and conserve cash.

     Details of the March 2003 restructuring charges for the quarter ended March 31, 2003 are as follows, unaudited (in thousands):

	Worldwide workforce
	reduction	Other	Total

Charges	$218	$17	$235

Provision balance at March 31, 2003	$218	$17	$235

October 2002 Restructuring

     In October 2002, CoSine’s senior management approved a restructuring plan to reduce its worldwide workforce. Employees were notified in October 2002 that certain job functions would be eliminated and that particular termination benefits would be paid to affected employees. As a result of the workforce reduction, 73 employees were designated for termination in the restructuring program. Most of the terminations took place in the fourth quarter of 2002. The employees affected by the workforce reduction were from all functional groups and were located in offices in the United States, Europe and Asia. Amounts related to the worldwide workforce reduction are expected to be paid out through June of 2003. In addition, during the first quarter of 2003, CoSine concluded negotiations to settle obligations associated with Redwood City, California leased facilities it exited during 2002 and made a payment of $8,104,000. The restructuring program was implemented to reduce operating expenses and conserve cash.

     Activity in the October 2002 restructuring accrual for the quarter ended March 31, 2003 is as follows, unaudited (in thousands):

	Worldwide workforce	Lease termination
	reduction	and other	Total

Provision balance at December 31, 2002	$317	$8,159	$8,476
Cash payments	(238)	(8,109)	(8,357)
Non-cash charges		(9)	(9)
Accrual adjustment	—	9	9

Provision balance at March 31, 2003	$79	$50	$129

May 2002 Restructuring and Impairment of Long-Lived Assets

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

     Activity in the May 2002 restructuring accrual for the quarter ended March 31, 2003 is as follows, unaudited (in thousands):

		Write-down
	Worldwide workforce	of property and	Lease commitments
	reduction	equipment	and other	Total

Provision balance at December 31, 2002	—	—	$815	$815
Cash payments	—	—	(206)	(206)
Accrual adjustment	—	—	26	26

Provision balance at March 31, 2003	$—	$—	$635	$635

Impairment of Long-lived Assets

     As a result of CoSine’s assessment of market conditions and the related effect on its business plan, the Company concluded that indicators of impairment of its long-lived assets were present during the second and third quarters of 2002. Accordingly, the Company performed an impairment test of the carrying value of its long-lived assets, consisting primarily of property and equipment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Based on an undiscounted cash flow analysis, the cash flows expected to be generated by CoSine’s long-lived assets during their estimated remaining useful lives are not sufficient to recover the net book value of the assets. Consequently, the Company obtained a valuation report outlining the estimated fair value of the assets, based on quoted market prices, from an independent appraiser and recorded an impairment charge of $15,512,000 to write the carrying value of its long-lived assets held for use down to their fair values in the second and third quarters of 2002. In addition, property and equipment that was idled or abandoned was written down by approximately $3,248,000 to its estimated net realizable value. The Company has concluded that no additional indicators of impairment were present in the first quarter of 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify forward-looking statements. Factors that might cause such a difference include, but are not limited to, product development, commercialization and technology difficulties, manufacturing costs, the impact of competitive products, pricing pressures, changing customer requirements, timely availability and acceptance of new products, changes in economic conditions in the various markets we serve, the continuation of the current downturn within the telecommunications industry, and those factors discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

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

Inventory Valuation

     In assessing the value of our inventory, we are required to make judgments as to future demand and then compare that demand with current inventory quantities and firm purchase commitments. If our inventories and firm purchase commitments are in excess of forecasted demand, we write down the value of our inventory. We generally use a 12-month forecast to assess future demand. Inventory write-downs are charged to cost of sales. During the three months ended March 31, 2003, we had no inventory write-downs. If actual demand for our products is less than our forecasts, additional inventory write-downs may be required.

Long-lived assets

     We evaluate the carrying value of long-lived assets, consisting primarily of property, plant and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In assessing the recoverability of long-lived assets, we compare the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, the assets will be written down to their estimated fair value. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon our weighted average cost of capital or specific appraisal, as appropriate. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of overall market conditions and our participation in the market. Changes in these estimates could have a material adverse effect on the assessment of the long-lived assets, thereby requiring us to record further asset write-downs in the future. During the second and third quarters of 2002, we charged $18.8 million to operating expenses as a result of impairments. We have concluded that no additional indicators of impairment were present in the first quarter of 2003.

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

     Our costs of goods sold and operating expenses are affected by charges related to warrants and options issued for services. Furthermore, some of our employee stock option transactions have resulted in deferred compensation, which is presented as a reduction of stockholders’ equity on our balance sheet and is amortized over the vesting period of the applicable options using the graded vesting method.

     The compensation associated with shares and options relating to the following transactions is required to be remeasured at the end of each accounting period. The remeasurement at the end of each accounting period will result in unpredictable charges or credits in future periods, depending on future fluctuations in the market prices of our common stock:

•	Non-recourse promissory notes receivable: During the fourth quarter of 2000, we converted full-recourse promissory notes received from employees upon the early exercise of unvested employee stock options to non-recourse obligations. Accordingly, we are required to remeasure the compensation associated with these shares until the earlier of the shares vesting or the note being repaid. Deferred compensation expense, which is recorded at each remeasurement, is amortized over the remaining vesting period of the underlying options.

•	Repriced stock options: In November 2002, we repriced outstanding employee stock options to purchase 1,091,453 shares of our common stock with original exercise prices ranging from $5.45 per share to $159.38 per share. These options were repriced to $5.00 per share, which was higher than the fair market value of the underlying shares on the repricing date. The repricing requires that compensation be remeasured for these options until they are exercised or canceled, or expire.

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

RESULTS OF OPERATIONS

     For the three months ended March 31, 2003 and 2002, we reported basic and diluted net losses per common share of $0.91 and $2.31, respectively. The effect of equity issuances to suppliers, employees and consultants increased net loss per common share by $0.02 and $0.31 for the three months ended March 31, 2003 and 2002, respectively.

Revenue

     For the three months ended March 31, 2003, revenue was $2.2 million of which 74% was from hardware sales, 7% was from software sales and 19% was from sales of services. For the three months ended March 31, 2002, revenue was $7.1 million of which 77% was from hardware sales, 14% was from software sales and 9% was from sales of services. The $4.9 million decline in revenue was the result of sales to a fewer number of customers, delays in the receipt of certain purchase orders and continued weakness in capital spending in the telecommunications industry.

Non-Cash Charges Related to Equity Issuances

     During the three months ended March 31, 2003 and 2002, we recorded $0.2 million and $3.1 million, respectively, of non-cash charges related to equity issuances to cost of goods sold, operating expenses and interest expense.

     Below is a reconciliation of non-cash charges related to equity issuances for the three months ended March 31, 2003 and 2002, as presented in our statement of operations, in thousands:

	Three Months Ended
	March 31,

	2003	2002

Amortization of deferred compensation related to stock options granted to employees prior to our initial public offering having an exercise price below fair market value	$581	$2,906
Credits related to the reversal of deferred stock compensation amortization in excess of vesting for terminated employees	(405)	—
Amortization of deferred compensation associated with non-recourse promissory notes	—	94
Charges related to options with accelerated vesting	—	27
Warrants or stock options issued to non-employees in conjunction with lease and debt agreements	44	51

Net non-cash charges related to equity issuances	$220	$3,078

Cost of Goods Sold

     For the three months ended March 31, 2003, cost of goods sold was $0.7 million, of which $1.0 million represented materials, labor, production overhead, warranty and the costs of providing services, $0.3 million represented a benefit associated with fully reserved inventory sold and $47,000 represented amortization of deferred related to stock options granted to employees in manufacturing operations. For the three months ended March 31, 2002, cost of goods sold was $3.4 million, which represented materials, labor, production overhead, warranty and the costs of providing services, $0.4 million or 12% represented amortization of deferred compensation related to stock options granted to employees in manufacturing operations and a benefit of $0.4 million or 12% represented credits for fully reserved inventory sold.

Gross Profit

     For the three months ended March 31, 2003 and 2002, gross profit was $1.5 million and $3.7 million, respectively. The improvement in gross margin from 53% to 68% was the result of a greater percentage of fully reserved inventory sold relative to total cost of goods sold and a $0.1 million benefit associated with experience-based changes in the estimated warranty liability in the three months ended March 31, 2003.

Research and Development Expenses

     Research and development expenses were $5.3 million and $12.8 million for the three months ended March 31, 2003 and 2002, respectively. This represents a decrease of $7.5 million or 59%. This resulted partly from a $3.1 million reduction in payroll-related expense reflecting lower headcount in the current period. Depreciation expense and expense related to CoSine product used in labs declined $2.5 million due to the reduced carrying value of assets resulting from impairment charges recorded in the second and third quarters of 2002. Facilities and IT infrastructure expense declined $1.0 million as a result of reductions in workforce and square footage occupied. Non-cash charges related to equity issuances declined $.9 million due to the reversal of amortization of deferred compensation expense in excess of vesting for employees who were terminated and our use of an accelerated amortization method, which results in lower charges in each subsequent period.

Sales and Marketing Expenses

     Sales and marketing expenses were $3.3 million and $10.9 million for the three months ended March 31, 2003 and 2002, respectively. This represents a decrease of $7.6 million or 69%. This resulted partly from a $3.9 million reduction in payroll-related expense reflecting lower headcount in the current period in sales, marketing and services. Facilities and IT infrastructure expense declined $.9 million as a result of reductions in workforce and square footage occupied. Non-cash charges related to equity issuances declined $1.1 million due to the reversal of amortization of deferred compensation expense in excess of vesting for employees who were terminated and our use of an accelerated amortization method, which results in lower charges in each subsequent period. Depreciation expense declined $.7 million due to the reduced carrying value of assets resulting from impairment charges recorded in the second and third quarters of 2002. Travel expense declined by $.5 million due to cost saving measures and associated reductions in headcount. Marketing spending on events, collateral and public relations declined by $.5 million due to fewer tradeshows and cost saving measures. Expense related to CoSine product used in labs and evaluation unit amortization declined by $.4 million due to the reduced carrying value of assets resulting from impairment charges recorded in the second and third quarters of 2002 and a more selective evaluation process. Partially offsetting the expense reductions, service expense reclassified from operating expense to cost of sales and warranty declined by $.6 million due to lower revenue and a lower spending base.

General and Administrative Expenses

     General and administrative expenses were $1.7 million and $3.9 million for the three months ended March 31, 2003 and 2002, respectively. This represents a decrease of $2.2 million or 55%. This resulted partly from a $1.0 million reduction in payroll-related expense reflecting lower headcount in the current period. Non-cash charges related to equity issuances declined $.5 million due to the reversal of amortization of deferred compensation expense in excess of vesting for employees who were terminated and our use of an accelerated amortization method, which results in lower charges in each subsequent period. Depreciation expense declined $.3 million due to the reduced carrying value of assets resulting from impairment charges recorded in the second and third quarters of 2002. Outside services declined $.2 million due to cost saving measures.

Restructuring and Impairment

March 2003 Restructuring

     In March 2003, CoSine’s senior management communicated an additional reduction in its workforce related to the closure of its sales office in Australia. The employees were notified in March 2003 that their job functions would be eliminated and that termination benefits would be paid to them. As a result of the workforce reduction, three employees were designated for termination. Amounts related to the workforce reduction and the other items are expected to be paid through June of 2003. The restructuring program was an extension of the October 2002 restructuring, which was implemented to reduce operating expenses and conserve cash.

     Details of the March 2003 restructuring charges for the quarter ended March 31, 2003 are as follows, unaudited (in thousands):

	Worldwide workforce
	reduction	Other	Total

Charges	$218	$17	$235

Provision balance at March 31, 2003	$218	$17	$235

October 2002 Restructuring

     In October 2002, CoSine’s senior management approved a restructuring plan to reduce its worldwide workforce. Employees were notified in October 2002 that certain job functions would be eliminated and that particular termination benefits would be paid to affected employees. As a result of the workforce reduction, 73 employees were designated for termination in the restructuring program. Most of the terminations took place in the fourth quarter of 2002. The employees affected by the workforce reduction were from all functional groups and were located in offices in the United States, Europe and Asia. Amounts related to the worldwide workforce reduction are expected to be paid out through June of 2003. In addition, during the first quarter of 2003, CoSine concluded negotiations to settle obligations associated with Redwood City, California leased facilities it exited during 2002 and made a payment of $8,104,000. The restructuring program was implemented to reduce operating expenses and conserve cash.

     Activity in the October 2002 restructuring accrual for the quarter ended March 31, 2003 is as follows, unaudited (in thousands):

	Worldwide workforce	Lease termination
	reduction	and other	Total

Provision balance at December 31, 2002	$317	$8,159	$8,476
Cash payments	(238)	(8,109)	(8,357)
Non-cash charges		(9)	(9)
Accrual adjustment	—	9	9

Provision balance at March 31, 2003	$79	$50	$129

May 2002 Restructuring and Impairment Charges

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

     Activity in the May 2002 restructuring accrual for the quarter ended March 31, 2003 is as follows, unaudited (in thousands):

		Write-down
	Worldwide workforce	of property and	Lease commitments
	reduction	equipment	and other	Total

Provision balance at December 31, 2002	—	—	$815	$815
Cash payments	—	—	(206)	(206)
Accrual adjustment	—	—	26	26

Provision balance at March 31, 2003	$—	$—	$635	$635

Impairment of Long-lived Assets

     As a result of CoSine’s assessment of market conditions and the related effect on its business plan, the Company concluded that indicators of impairment of its long-lived assets were present during the second and third quarters of 2002. Accordingly, the Company performed an impairment test of the carrying value of its long-lived assets, consisting primarily of property and equipment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Based on an undiscounted cash flow analysis, the cash flows expected to be generated by CoSine’s long-lived assets during their estimated remaining useful lives are not sufficient to recover the net book value of the assets. Consequently, the Company obtained a valuation report outlining the estimated fair value of the assets, based on quoted market prices, from an independent appraiser and recorded an impairment charge of $15,512,000 to write the carrying value of its long-lived assets held for use down to their fair values in the second and third quarters of 2002. In addition, property and equipment that was idled or abandoned was written down by approximately $3,248,000 to its estimated net realizable value. We have concluded that no additional indicators of impairment were present in the first quarter of 2003.

Interest and Other Income

     For the three months ended March 31, 2003, interest and other income was $0.4 million, $0.9 million less than the three months ended March 31, 2002. This reflects decreased interest income due to lower levels of cash and short-term investments and lower interest rates on invested amounts.

Interest Expense

     For the three months ended March 31, 2003, interest expense was $0.1 million, $0.2 million less than the three months ended March 31, 2002. The reduction reflects a decline in our debt.

Income Tax Provision

     The provision for income taxes was $42,000 for the three months ended March 31, 2003 and $161,000 for the three months ended March 31, 2002 and was comprised entirely of foreign corporate income taxes, which is a function of our operations of subsidiaries in various countries. The provision for income taxes is based on income taxes on minimum profits the foreign operations generated for services they provided to us.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to our initial public offering in September 2000, we financed our operations primarily through sales of convertible preferred stock for net proceeds of $166.6 million, plus equipment and working capital loans and capital leases. Upon the closing of our initial public offering on September 29, 2000, we received cash proceeds, net of underwriters’ discounts and offering expenses, totaling $242.5 million, and all of our convertible preferred stock was converted into 696,000 shares of common stock.

     We have used approximately $158 million of the funds from the initial public offering to fund our operations.

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

Cash, Cash Equivalents and Short-Term Investments

     At March 31, 2003, cash, cash equivalents and short-term investments were $84.3 million. This compares with $101.5 million at December 31, 2002.

Operating Activities

     We used $15.6 million and $12.0 million of cash in operations for the three months ended March 31, 2003 and 2002, respectively. The increase in net cash used in operating activities was the result of the payment of $8.5 million in previously accrued restructuring expenses, including the payment for terminating one of our Redwood City, California leased facilities and $2.4 million in other unfavorable working capital changes, partially offset by a $6.5 million reduction in net loss (exclusive of non-cash charges related to equity issuances and depreciation).

Investing Activities

     For the three months ended March 31, 2003, we generated $20.1 million and for the three months ended March 31, 2002, we used $9.5 million in cash from investing activities. The change reflects an increase of $28.9 million for net proceeds from the sale of short-term investments and a decrease in capital expenditures of $.7 million.

Financing Activities

     For the three months ended March 31, 2003 and 2002, $1.4 million and $1.1 million, respectively, were used in financing activities. This primarily reflects reduced proceeds from the issuance of common stock and notes receivable from shareholders.

OUTLOOK

     Beginning in the 2001 fiscal year and continuing through the first quarter of the 2003 fiscal year, the telecommunications industry has experienced a significant downturn. The lack of capital availability for many emerging service providers, combined with the emphasis of larger service providers on reducing operating expenses, has caused a significant reduction in capital spending within the industry as a whole. This reduction has had a direct impact on our operations. We believe that capital spending within the telecommunications industry will recover in the long-term (two to five years). However, due to reductions in capital spending plans by our customers and uncertainty within the telecommunications industry, the outlook for growth in the remainder of 2003 is not favorable and the outlook for 2004 cannot be determined with certainty at this time. We anticipate that this capital spending trend will continue to have a substantial, adverse effect on our revenue growth for at least the remainder of the 2003 fiscal year. Because capital continues to be scarce, we believe that pricing will continue to be under pressure as each potential customer attempts to improve returns on invested capital. Until capital spending levels within the telecommunications industry begin to recover, we will focus our efforts on controlling costs and increasing our market share. However, there can be no assurance that we will succeed in meeting these objectives.

RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” — an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. The Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. We have not issued or modified any guarantees since December 31, 2002 and, accordingly, adoption of FASB Interpretation No. 45 did not have a material impact on our financial results.

     In December 2002, the FASB issued Statement Number 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148). SFAS 148 amends Statement Number 123, “Accounting for Stock-Based Compensation,” (SFAS 123) to provide alternative methods of transition to the SFAS 123 fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. As permitted under SFAS 148, we adopted the disclosure provisions of that accounting standard and, accordingly, have included such disclosures in the financial statements for the three months ended March 31, 2003.

RISK FACTORS

     The following discussion describes certain risk factors related to our business as well as to our industry in general.

We have a history of losses that we expect will continue, and if we never achieve profitability we may cease operations.

          At March 31, 2003, we had an accumulated deficit of $452.4 million. We have incurred net losses since our incorporation. We cannot be certain that our revenue will grow or that we will generate sufficient revenue to become profitable. If we do not achieve profitability, we may cease operations.

Due to our losses, we could lose major opportunities with large service providers who are concerned with our long-term financial viability.

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

          Our business depends on capital expenditures within the telecommunications industry, which has experienced a significant downturn since 2001. Capital spending in the industry as a whole has slowed as a result of a lack of available capital for many emerging service providers and a generally cautious approach to capital spending within the industry.

          The ultimate severity and duration of this downturn is unknown. Due to reductions in capital spending plans by our customers and uncertainty within the telecommunications industry, we anticipate that this trend will continue to have a substantial, adverse effect on our revenue growth for at least the remainder of the current fiscal year. No assurance can be given that the Company’s net sales and operating results will not be further adversely affected by the current downturn or any future downturns

We participate in a competitive marketplace, and our failure to compete successfully would limit our ability to increase our market share and harm our business.

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

We have used approximately $158 million of the funds from the initial public offering to fund our operations. We expect to use the remaining net proceeds for general corporate purposes, to fund our operations, working capital and capital expenditures. Pending further use of the net proceeds, we have invested them in short-term, interest-bearing, investment-grade securities.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit Index on page 29.

(b) Reports on Form 8-K.

On March 25, 2003, Stephen Goggiano, President and Chief Executive Officer of the Company, and Terry Gibson, Executive Vice President and Chief Financial Officer of the Company, each executed certifications in connection with the Annual Report on Form 10-K filed by the Company for the fiscal year ending December 31, 2002, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Copies of such certifications were included in a Form 8-K, filed by the Company on March 27, 2003, as Exhibits 99.1 and 99.2, respectively.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSINE COMMUNICATIONS, INC.

By:	/s/ Terry Gibson Terry Gibson Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: May 9, 2003

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

/s/ Stephen Goggiano Stephen Goggiano Director, President and Chief Executive Officer May 9, 2003

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Terry Gibson Terry Gibson Executive Vice President and Chief Financial Officer May 9, 2003

EXHIBIT INDEX

Exhibit Number	Description

99.1	Certification of Stephen Goggiano, President and Chief Executive Officer of CoSine Communications, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Terry Gibson, Executive Vice President and Chief Financial Officer of CoSine Communications, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.