Form 10-Q
period 2003-06-30
COSINE COMMUNICATIONS INC
filed 2003-08-13
CIK 1060824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to_________.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]     No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]     No [X]

     There were 10,004,131 shares of the Company’s Common Stock, par value $.0001, outstanding on July 31, 2003.

COSINE COMMUNICATIONS, INC.

FORM 10-Q

Quarter ended June 30, 2003

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

COSINE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	June 30,	December 31,
	2003	2002

	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$17,554	$9,230
Short-term investments	58,793	92,237
Accounts receivable:
Trade (net of allowance for doubtful accounts of $166 and $233 at June 30, 2003 and December 31, 2002, respectively)	3,270	6,373
Other	700	679
Inventory	3,599	3,175
Prepaid expenses and other current assets	3,038	4,054

Total current assets	86,954	115,748
Property and equipment, net	2,287	2,816
Long-term deposits	747	997

	$89,988	$119,561

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,178	$2,493
Provision for warranty claims	736	1,103
Accrued other liabilities	3,085	13,362
Accrued compensation	2,082	1,708
Deferred revenue	1,359	1,444
Current portion of equipment and working capital loans	839	1,865
Current portion of obligations under capital lease	179	1,905

Total current liabilities	10,458	23,880
Long-term portion of equipment and working capital loans	—	131
Accrued rent	2,062	2,069
Stockholders’ equity:
Preferred stock, 3,000,000 authorized, none issued and outstanding	—	—
Common stock, $.0001 par value, 300,000,000 shares authorized; 9,978,835 and 9,959,092 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	1	1
Additional paid-in capital	545,853	549,243
Notes receivable from stockholders	(7,744)	(10,531)
Accumulated other comprehensive income	393	532
Deferred compensation	(965)	(2,274)
Accumulated deficit	(460,070)	(443,490)

Total stockholders’ equity	77,468	93,481

	$89,988	$119,561

See accompanying notes.

(1)  The information in this column was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2002.

COSINE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenue	$6,014	$6,066	$8,220	$13,159
Cost of goods sold[1]	2,822	5,988	3,537	9,355

Gross profit	3,192	78	4,683	3,804

Operating expenses:
Research and development[2]	5,178	10,304	10,435	23,135
Sales and marketing[3]	3,772	7,749	7,119	18,628
General and administrative[4]	2,089	3,210	3,826	7,060
Restructuring and impairment charges	67	24,046	337	24,046

Total operating expenses	11,106	45,309	21,717	72,869

Loss from operations	(7,914)	(45,231)	(17,034)	(69,065)

Other income (expenses):
Interest income and other	288	885	714	2,228
Interest expense[5]	(61)	(264)	(189)	(567)

Total other income (expenses)	227	621	525	1,661

Loss before income tax provision	(7,687)	(44,610)	(16,509)	(67,404)
Income tax provision	29	138	71	299

Net loss	$(7,716)	$(44,748)	$(16,580)	$(67,703)

Basic and diluted net loss per common share	$(0.79)	$(4.63)	$(1.70)	$(7.02)

Shares used in computing per share amounts	9,748	9,673	9,733	9,647

[1] Cost of goods sold includes $48 and $280 for the three months ended June 30, 2003 and 2002, respectively, and $95 and $630 for the six months ended June 30, 2003 and 2002, respectively, of non-cash charges related to equity issuances.

[2] Research and development expenses include ($11) and $507 for the three months ended June 30, 2003 and 2002, respectively, and $187 and $1,640 for the six months ended June 30, 2003 and 2002, respectively, of non-cash charges (credits) related to equity issuances.

[3] Sales and marketing expenses include $91 and ($588) for the three months ended June 30, 2003 and 2002, respectively, and ($101) and $330 for the six months ended June 30, 2003 and 2002, respectively, of non-cash (credits) charges related to equity issuances.

[4] General and administrative expenses include $132 and $348 for the three months ended June 30, 2003 and 2002, respectively, and $269 and $990 for the six months ended June 30, 2003 and 2002, respectively, of non-cash charges related to equity issuances.

[5] Interest expense includes $0 and $35 for the three months ended June 30, 2003 and 2002, respectively, and $30 and $70 for the six months ended June 30, 2003 and 2002, respectively, of non-cash charges related to equity issuances.

See accompanying notes.

COSINE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2003	2002

Operating activities:
Net loss	($16,580)	($67,703)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,309	8,724
Allowance for doubtful accounts	67	296
Non-cash charges related to inventory write-down	—	1,692
Write-down of property and capital equipment	—	18,068
Amortization of warrants issued for services	60	102
Amortization of deferred stock compensation	1,074	5,352
Reversal of amortization in excess of vesting	(654)	(1,794)
Other, net	(394)	159
Change in operating assets and liabilities:
Accounts receivable, trade	3,036	9,001
Other receivables	(21)	290
Inventory	(424)	(1,369)
Prepaid expenses and other current assets	956	116
Long-term deposits	250	21
Other assets	—	172
Accounts payable	(315)	(1,612)
Provision for warranty claims	(367)	(839)
Accrued other liabilities	(10,277)	(1,132)
Accrued compensation	374	(1,386)
Deferred revenue	(85)	(913)
Accrued rent	(7)	156
Other liabilities	—	2

Net cash used in operating activities	(21,998)	(32,597)

Investing activities:
Capital expenditures	(780)	(2,303)
Purchase of short-term investments	(47,180)	(57,553)
Proceeds from sales and maturities of short-term investments	80,879	43,808

Net cash provided by (used in) investing activities	32,919	(16,048)

Financing activities:
Principal payments of equipment and working capital loans and capital leases	(2,883)	(3,101)
Proceeds from issuance of common stock, net	315	623
Proceeds from notes receivable from stockholders	31	234
Repurchase of common stock	(60)	(84)

Net cash used in financing activities	(2,597)	(2,328)

Net increase/(decrease) in cash and cash equivalents	8,324	(50,973)
Cash and cash equivalents at the beginning of the period	9,230	73,868

Cash and cash equivalents at the end of the period	$17,554	$22,895

Supplemental information:
Cash paid for interest	$159	$497

Income taxes paid	$71	$299

Cancellation of notes receivable due to repurchase of unvested stock	$2,756	$6,532

See accompanying notes.

COSINE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The unaudited consolidated financial statements have been prepared by CoSine Communications, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of CoSine Communications, Inc. and its wholly owned subsidiaries (“CoSine” or collectively, the “Company”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes included in CoSine’s Annual Report filed on Form 10-K for the year ended December 31, 2002.

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

     The following table illustrates the effect on CoSine’s net loss and net loss per share if CoSine had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net loss, as reported	($7,716)	($44,748)	($16,580)	($67,703)
Add: Stock-based employee compensation expense included in reported net loss	494	2,325	1,075	5,352
Deduct: Reversal of amortization in excess of vesting	(249)	(1,794)	(654)	(1,794)

Deduct: Stock-based employee compensation expense determined under fair value method for all stock option grants (SFAS 123 expense)	(1,097)	(2,694)	(1,902)	(6,051)

Pro forma net loss	($8,568)	($46,911)	($18,061)	($70,196)

Basic and diluted net loss per share, as reported	($0.79)	($4.63)	($1.70)	($7.02)

Pro forma basic and diluted net loss per share	($0.88)	($4.85)	($1.86)	($7.28)

     The fair value of CoSine’s options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended	Six Months Ended	Fiscal Year Ended
	June 30,	June 30,	December 31,

	2003	2003	2002

Dividend yield	0.0%	0.0%	0.0%
Volatility	0.81	0.81	0.67
Risk free interest rate	2.1%	2.1%	3.0%
Expected life	4 years	4 years	4 years

     The estimated weighted-average fair value of shares granted under the Purchase Plan in the three months ended June 30, 2003 was $1.39, using a volatility of 0.35, risk-free interest rate of 1% and an expected life of six months. The estimated weighted-average fair value of shares granted under the Purchase Plan in 2002 was $1.60, using a volatility of 0.67, risk-free interest rate of 1% and an expected life of six months.

Guarantees

     CoSine from time to time enters into certain types of contracts that require the Company to indemnify parties against certain third party claims that may arise. These contracts primarily relate to: (i) certain real estate leases, under which the Company may be required to indemnify property owners for environmental liabilities and other claims arising from the Company’s use of the applicable premises, (ii) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship, (iii) contracts under which the Company may be required to indemnify customers against loss or damage to property or persons as a result of willful or negligent conduct by CoSine employees or sub-contractors, (iv) contracts under which the Company may be required to indemnify customers against third party claims that a CoSine product infringes a patent, copyright or other intellectual property right and (v) procurement or license agreements under which the Company may be required to indemnify licensors or vendors for certain claims that may be brought against them arising from the Company’s acts or omissions with respect to the supplied products or technology.

     Generally, a maximum obligation is not explicitly stated. Because the obligated amounts associated with this type of agreement are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the CoSine has not been obligated to make payments for these obligations, and no liabilities have therefore been recorded for these obligations on its balance sheet as of June 30, 2003.

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

     In December 2002, the FASB issued Statement Number 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148). SFAS 148 amends Statement Number 123, “Accounting for Stock-Based Compensation,” (SFAS 123) to provide alternative methods of transition to the SFAS 123 fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. As permitted under SFAS 148, CoSine adopted the disclosure provisions of that accounting standard and, accordingly, has included such disclosures in the financial statements for the three and six months ended June 30, 2003.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which requires a company that has a controlling financial interest in a variable interest entity to consolidate the assets, liabilities and results of activities of the entity. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties. Interpretation No. 46 is applicable:(i) immediately for all variable interest entities created after January 31, 2003; or (ii) in the first fiscal year or interim period beginning after June 15, 2003 for those created before February 1, 2003. CoSine has not created any variable entities since January 31, 2003 and does not have any investments acquired prior to February 1, 2003 that are variable interest entities; accordingly, adoption of FASB Interpretation No. 46 will not have a material impact on its financial statements.

     In May 2003, the FASB issued Statement Number 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 generally requires liability classification for two broad classes of financial instruments: (1) instruments that represent, or are indexed to, an obligation to buy back the issuer’s shares, and (2) obligations that can be settled in shares, but are subject to certain conditions. SFAS 150 applies to all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after July 1, 2003. As CoSine has not created or modified any financial instruments since the effective date of SFAS 150, CoSine does not believe this Statement will have a material impact on its financial statements.

4. COMMITMENTS AND CONTINGENCIES

     As of June 30, 2003, CoSine had commitments of approximately $1,390,000 relating to purchases of raw materials and semi-finished goods. Of that amount, $314,000 related to purchase orders in excess of demand was accrued at June 30, 2003 in accrued other liabilities.

     On November 15, 2001, CoSine and certain of its officers and directors were named as defendants in a securities class action lawsuit filed in the United States District Court, Southern District of New York. The complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in CoSine’s initial public offering. The complaint brings claims for the violation of several provisions of the federal securities laws against those underwriters, and also against the Company and each of the directors and officers who signed the registration statement relating to the initial public offering. Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 250 other companies. The lawsuit and all other “IPO allocation” securities class actions currently pending in the Southern District of New York have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings. In October 2002, the individual defendants were dismissed without prejudice pursuant to a stipulation. The issuer defendants filed a coordinated motion to dismiss on common pleading issues, which the Court granted in part and denied in part in an order dated February 19, 2002. The Court’s order dismissed the Section 10(b) and Rule 10b-5 claims against the Company but did not dismiss the Section 11 claims against the Company.

     In June 2003, the plaintiffs in all of the cases presented a settlement proposal to all of the issuer defendants. Under the proposed settlement, the plaintiffs will dismiss and release all claims against participating issuer defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuer defendants in all of the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases, up to the limits of the applicable insurance policies. The Company will not be required to make any cash payments under the settlement, unless the Company’s insurer is required to pay on the Company’s behalf an amount that exceeds the Company’s insurance coverage. The Company does not believe that this circumstance will occur. In July 2003, a special committee of the Company’s Board of Directors approved the proposed settlement. The settlement is subject to acceptance by a substantial majority of the issuer defendants, and execution of a definitive settlement agreement. The settlement is also subject to approval of the court, which cannot be assured. If the settlement is not consummated, the Company intends to defend the lawsuit vigorously. However, the litigation is in the early stages, and we cannot predict its outcome with certainty.

     In December 2002 and January 2003, two lawsuits were filed against the Company and its directors in state court in California. The lawsuits alleged that the Company and the other defendants violated their fiduciary duties by failing to approve an acquisition of the Company by Wyndcrest Holdings, LLC in December 2002. After only minimal prosecution of the lawsuits, the plaintiffs agreed to dismiss them without prejudice to plaintiffs’ right to re-file at a later date. The dismissals became effective on June 6, 2003. Neither lawsuit is currently pending.

     In the ordinary course of business, CoSine is involved in legal proceedings involving contractual obligations, employment relationships and other matters. Except as described above, CoSine does not believe there are any pending or threatened legal proceedings that will have a material impact on its financial position or results of operations.

5. BALANCE SHEET DETAILS

Inventory

     Net inventories, stated at the lower of cost (first-in, first-out) or market, consisted of the following, in thousands:

	June 30,	December 31,
	2003	2002

	(unaudited)
Raw materials	$441	$312
Semi-finished goods	2,398	1,951
Finished goods	760	912

	$3,599	$3,175

     Included in net finished goods at June 30, 2003 was $386,000 of goods awaiting customer acceptance. There were no goods awaiting customer acceptance at December 31, 2002. Included in net finished goods at June 30, 2003 and December 31, 2002 were $263,000 and $289,000, respectively, of goods used for customer evaluation purposes.

     During the six months ended June 30, 2003, $612,000 of fully reserved inventory was sold and no inventory was written down. During the six months ended June 30, 2002, $701,000 of fully reserved inventory was sold and inventory was written down by $1,692,000.

     CoSine periodically reviews the rates used to determine overhead capitalization applied to inventory. As a result of restructuring activity and refinements in its business model, the Company adjusted the overhead absorption rate for raw materials and semi-finished goods downward during the three months ended June 30, 2003. This increased cost of goods sold by $369,000 for the three and six months ended June 30, 2003.

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

     Changes in CoSine’s warranty liability were as follows, in thousands:

	Six Months Ended June 30,
	2003	2002

	(unaudited)
Beginning balance	$1,103	$2,505
Warranty charged to cost of goods sold	126	281
Utilization of warranties	(396)	(1,085)
Changes in estimated liability based on experience	(97)	(35)

Ending balance	$736	$1,666

6. NET LOSS PER COMMON SHARE

     Basic net loss per common share is calculated based on the weighted-average number of common shares outstanding during the periods presented, less weighted-average shares outstanding that are subject to CoSine’s right of repurchase. Common stock equivalents consisting of stock options and warrants (calculated using the treasury stock method), have been excluded from the diluted net loss per common share computations, as their inclusion would be antidilutive. These securities amounted to 1,580,837 shares and 2,057,100 shares for the six months ended June 30, 2003 and 2002, respectively.

     The calculations of basic and diluted net loss per share are shown below, in thousands, except per share data:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(unaudited)
Net loss	($7,716)	($44,748)	($16,580)	($67,703)

Basic and diluted:
Weighted-average shares of common stock outstanding	9,956	10,159	9,954	10,168
Weighted-average shares subject to repurchase	(208)	(486)	(221)	(521)

Weighted-average shares used in basic and diluted net loss per common share	9,748	9,673	9,733	9,647

Basic and diluted net loss per common share	($0.79)	($4.63)	($1.70)	($7.02)

7. COMPREHENSIVE LOSS

     The components of comprehensive loss are shown below, in thousands:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(unaudited)
Net loss	($7,716)	($44,748)	($16,580)	($67,703)
Other comprehensive loss:
Unrealized gains (losses) on investments	123	198	49	(102)
Translation adjustment	(195)	173	(199)	156

Total other comprehensive gain (loss)	(72)	371	(150)	54

Comprehensive loss	($7,788)	($44,377)	($16,730)	($67,649)

8. SEGMENT REPORTING

     CoSine operates in only one operating segment, and substantially all of CoSine’s assets are located in the United States.

     Revenues from customers by geographic region for the three and six months ended June 30, 2003 and 2002, respectively, were as follows, in thousands:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Region		(unaudited)
United States	$3,684	$2,262	$4,670	$5,702
Asia/Pacific	1,877	1,921	2,403	3,795
Europe	453	1,883	1,147	3,662

Total	$6,014	$6,066	$8,220	$13,159

9. RESTRUCTURING CHARGES

May 2003 Restructuring

     In May 2003, CoSine’s senior management communicated an additional reduction in its workforce related to employees in its European region. The employees were notified in May 2003 that their job functions would be eliminated and that termination benefits would be paid to them. As a result of the workforce reduction, two employees were designated for termination. Amounts related to the workforce reduction are expected to be paid through July of 2003. The restructuring program was an extension of the October 2002 restructuring, which was implemented to reduce operating expenses and conserve cash.

     Details of the May 2003 restructuring charges for the six months ended June 30, 2003 are as follows, unaudited (in thousands):

Worldwide
workforce
reduction
Charges	$59
Cash payments	(31)

Provision balance at June 30, 2003	$28

March 2003 Restructuring

     In March 2003, CoSine’s senior management communicated an additional reduction in its workforce related to the closure of a sales office in the Asia/Pacific Rim region. The employees were notified in March 2003 that their job functions would be eliminated and that termination benefits would be paid to them. As a result of the workforce reduction, three employees were designated for termination. Amounts related to the workforce reduction and the other items are expected to be paid through December of 2003. The restructuring program was an extension of the October 2002 restructuring, which was implemented to reduce operating expenses and conserve cash.

     Details of the March 2003 restructuring charges for the six months ended June 30, 2003 are as follows, unaudited (in thousands):

	Worldwide	Lease
	workforce	termination
	reduction	and other	Total
Charges	$218	$17	$235
Cash payments	(184)	(4)	(188)
Non-cash items		(4)	(4)

Provision balance at June 30, 2003	$34	$9	$43

October 2002 Restructuring

     In October 2002, CoSine’s senior management approved a restructuring plan to reduce its worldwide workforce. Employees were notified in October 2002 that certain job functions would be eliminated and that particular termination benefits would be paid to affected employees. As a result of the workforce reduction, 73 employees were designated for termination in the restructuring program. Most of the terminations took place in the fourth quarter of 2002. The employees affected by the workforce reduction were from all functional groups and were located in offices in the United States, Europe and Asia. Amounts related to the worldwide workforce reduction are expected to be paid out through September of 2003. In addition, during the first quarter of 2003, CoSine concluded negotiations to settle obligations associated with Redwood City, California leased facilities it exited during 2002 and made a payment of $8,104,000. The restructuring program was implemented to reduce operating expenses and conserve cash.

     Activity in the October 2002 restructuring accrual for the six months ended June 30, 2003 is as follows, unaudited (in thousands):

	Worldwide	Lease
	workforce	termination
	reduction	and other	Total
Provision balance at December 31, 2002	$317	$8,159	$8,476
Cash payments	(238)	(8,138)	(8,376)
Non-cash items		(9)	(9)
Accrual adjustment	16	1	17

Provision balance at June 30, 2003	$95	$13	$108

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

     Activity in the May 2002 restructuring accrual for the six months ended June 30, 2003 is as follows, unaudited (in thousands):

		Write-down
	Worldwide	of property	Lease
	workforce	and	commitments
	reduction	equipment	and other	Total
Provision balance at December 31, 2002	—	—	$815	$815
Cash payments	—	—	(369)	(369)
Accrual adjustment	—	—	26	26

Provision balance at June 30, 2003	$—	$—	$472	$472

Impairment of Long-lived Assets

     As a result of CoSine’s assessment of market conditions and the related effect on its business plan, the Company concluded that indicators of impairment of its long-lived assets were present during the second and third quarters of 2002. Accordingly, the Company performed an impairment test of the carrying value of its long-lived assets, consisting primarily of property and equipment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Based on an undiscounted cash flow analysis, the cash flows expected to be generated by CoSine’s long-lived assets during their estimated remaining useful lives are not sufficient to recover the net book value of the assets. Consequently, the Company obtained a valuation report outlining the estimated fair value of the assets, based on quoted market prices, from an independent appraiser and recorded an impairment charge of $15,512,000 to write the carrying value of its long-lived assets held for use down to their fair values in the second and third quarters of 2002. In addition, property and equipment that was idled or abandoned was written down by approximately $3,248,000 to its estimated net realizable value. The Company has concluded that no indicators of impairment were present in the first or second quarters of 2003.

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

Inventory Valuation

     In assessing the value of our inventory, we are required to make judgments as to future demand and then compare that demand with current inventory quantities and firm purchase commitments. If our inventories and firm purchase commitments are in excess of forecasted demand, we write down the value of our inventory. We generally use a 12-month forecast to assess future demand. Inventory write-downs are charged to cost of sales. During the three and six months ended June 30, 2003, we had no inventory write-downs. If actual demand for our products is less than our forecasts, additional inventory write-downs may be required.

Long-lived assets

     We evaluate the carrying value of long-lived assets, consisting primarily of property, plant and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In assessing the recoverability of long-lived assets, we compare the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, the assets will be written down to their estimated fair value. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon our weighted average cost of capital or specific appraisal, as appropriate. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of overall market conditions and our participation in the market. Changes in these estimates could have a material adverse effect on the assessment of the long-lived assets, thereby requiring us to record further asset write-downs in the future. During the second and third quarters of 2002, we charged $18.8 million to operating expenses as a result of impairments. We have concluded that no additional indicators of impairment were present in the first six months of 2003.

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

RESULTS OF OPERATIONS

     For the three months ended June 30, 2003 and 2002, we reported basic and diluted net losses per common share of $0.79 and $4.63, respectively. The effect of equity issuances to customers, suppliers, employees and consultants increased net loss per common share by $0.03 and $0.06 per share for the three months ended June 30, 2003 and 2002, respectively.

     For the six months ended June 30, 2003 and 2002, we reported basic and diluted net losses per common share of $1.70 and $7.02, respectively. The effect of equity issuances to customers, suppliers, employees and consultants increased net loss per common share by $0.05 and $0.38 per share for the six months ended June 30, 2003 and 2002, respectively.

Revenue

     For the three months ended June 30, 2003, revenue was $6.0 million of which 84% was from hardware sales, 1% was from software sales and 15% was from sales of services. For the three months ended June 30, 2002, revenue was $6.1 million of which 77% was from hardware sales, 10% was from software sales and 13% was from sales of services.

     For the six months ended June 30, 2003, revenue was $8.2 million of which 81% was from hardware sales, 2% was from software sales and 17% was from sales of services. For the six months ended June 30, 2002, revenue was $13.2 million of which 77% was from hardware sales, 12% was from software sales and 11% was from sales of services. Revenue in the first six months of 2003 was the result of continued weakness in capital spending in the telecommunications industry. Additionally, in Europe and the Asia/Pacific Rim regions, slower-than-expected follow-on orders, some of which was related to the timing of orders, contributed to the revenue decline.

Non-Cash Charges Related to Equity Issuances

     During the three months ended June 30, 2003 and 2002, we recorded $0.3 million and $0.6 million, respectively, of non-cash charges related to equity issuances to cost of goods sold, operating expenses and interest expense. During the six months ended June 30, 2003 and 2002, we recorded $0.5 million and $3.7 million, respectively, of non-cash charges related to equity issuances to cost of goods sold, operating expenses and interest expense.

     Below is a reconciliation of non-cash charges related to equity issuances for the three and six months ended June 30, 2003 and 2002, as presented in our statement of operations, in thousands:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Amortization of deferred compensation related to stock options granted to employees prior to our initial public offering having an exercise price below fair market value	$380	$2,243	$961	$5,148
Credits related to the reversal of deferred stock compensation amortization in excess of vesting for terminated employees	(249)	(1,794)	(655)	(1,794)
Amortization of deferred compensation associated with non-recourse promissory notes	—	82	—	177
Amortization of deferred compensation associated with re-pricing	113	—	113	—
Charges related to options with accelerated vesting	—	—	—	27
Amortization of charges related to warrants or stock options issued to non-employees in conjunction with lease and debt agreements	16	51	61	102

Net non-cash charges related to equity issuances	$260	$582	$480	$3,660

Cost of Goods Sold

     For the three months ended June 30, 2003, cost of goods sold was $2.8 million, which $2.7 million represented materials, labor, production overhead, warranty and the costs of providing services, $0.4 million represented charges resulting from reductions in inventory overhead capitalization rates and $0.3 million represented a benefit associated with fully reserved inventory sold. For the three months ended June 30, 2002, cost of goods sold was $6.0 million, of which $4.2 million represented materials, labor, production overhead, warranty and the costs of providing services, $1.7 million represented inventory written down, $0.3 million represented amortization of deferred compensation related to stock options granted to employees in manufacturing operations and $0.2 million represented a benefit for fully reserved inventory sold.

     For the six months ended June 30, 2003, cost of goods sold was $3.5 million, of which $3.7 million represented materials, labor, production overhead, warranty and the costs of providing services, $0.4 million represented charges resulting from reductions in inventory overhead capitalization rates and $0.6 million represented a benefit associated with fully reserved inventory sold. For the six months ended June 30, 2002, cost of goods sold was $9.4 million, of which $7.8 million represented materials, labor, production overhead, warranty and the costs of providing services, $1.7 million represented inventory written down, $0.6 million represented amortization of deferred compensation related to stock options granted to employees in manufacturing operations and $0.7 million represented a benefit for fully reserved inventory sold.

Gross Profit

     For the three months ended June 30, 2003, gross profit was $3.2 million. For the three months ended June 30, 2002, gross profit was $0.1 million.

     For the six months ended June 30, 2003, gross profit was $4.7 million. For the six months ended June 30, 2002, gross profit was $3.8 million. In the first six months of 2002, there were inventory write-downs of $1.7 million. Additionally, maintenance contract support costs declined by $0.6 million due to headcount reductions. Finally, our average selling price increased due the regional mix of sales and more favorable product configurations.

Research and Development Expenses

     Research and development expenses were $5.2 million and $10.3 million for the three months ended June 30, 2003 and 2002, respectively. This represents a decrease of $5.1 million or 50%. This resulted partly from depreciation expense and expense related to CoSine product used in labs, which declined $2.0 million due to the reduced carrying value of assets resulting from impairment charges recorded in the second and third quarters of 2002. Payroll-related expense declined $1.9 million reflecting lower headcount in the current period. Facilities and IT infrastructure expense declined $0.9 million as a result of reductions in workforce and square footage occupied. Non-cash charges related to equity issuances declined $0.5 million due to the reversal of amortization of deferred compensation expense in excess of vesting for employees who were terminated and our use of an accelerated amortization method, which results in lower charges in each subsequent period. Other amounts netted to increase expenses by $0.2 million.

     Research and development expenses were $10.4 million and $23.1 million for the six months ended June 30, 2003 and 2002, respectively. This represents a decrease of $12.7 million or 55%. This resulted partly from payroll-related expense, which declined $4.2 million reflecting lower headcount in the current period. Depreciation expense and expense related to CoSine product used in labs declined $4.3 million due to the reduced carrying value of assets resulting from impairment charges recorded in the second and third quarters of 2002. Facilities and IT infrastructure expense declined $1.9 million as a result of reductions in workforce and square footage occupied. Non-cash charges related to equity issuances declined $1.5 million due to the reversal of amortization of deferred compensation expense in excess of vesting for employees who were terminated and our use of an accelerated amortization method, which results in lower charges in each subsequent period. Contractor, consultant and outside service expense declined $0.9 million due to a reduction in the number of contractors employed and the termination of certain outside engineering arrangements. Other amounts netted to increase expenses by $0.1 million.

Sales and Marketing Expenses

     Sales and marketing expenses were $3.8 million and $7.7 million for the three months ended June 30, 2003 and 2002, respectively. This represents a decrease of $3.9 million or 51%. This resulted partly from payroll-related expense, which declined $2.4 million reflecting lower headcount in the current period. Facilities and IT infrastructure expense declined $1.0 million as a result of reductions in workforce and square footage occupied. Depreciation expense and expense related to CoSine product used in labs declined $0.8 million due to the reduced carrying value of assets resulting from impairment charges recorded in the second and third quarters of 2002. Travel expense declined by $0.6 million due to cost saving measures and associated reductions in headcount. Marketing spending on events and market development declined by $0.3 million due to attending fewer tradeshows and cost saving measures. Freight, supplies and telecommunications expensed combined to reduce expenses by an additional $0.2 million. Partially offsetting the expense reductions, reduced spending to support maintenance contracts and warranty increased Sales and Marketing expense by $0.7 million. Such support costs are initially charged to Sales and Marketing expense and subsequently reclassified to either cost of sales or the provision for warranty claims based on associated activity such as product return levels and technical support case data. Due primarily to a smaller customer installed base, activity associated with maintenance and warranty was less than in the prior year. Additionally, non-cash charges related to equity issuances increased $0.7 million as a result of credits taken in the second quarter of 2002 for the reversal of amortization of deferred compensation expense in excess of vesting for the large number of sales and marketing employees who terminated during that quarter.

     Sales and marketing expenses were $7.1 million and $18.6 million for the six months ended June 30, 2003 and 2002, respectively. This represents a decrease of $11.5 million or 62%. This resulted partly from payroll-related expense, which declined $6.2 million reflecting lower headcount in the current period. Depreciation expense and expense related to CoSine product used in labs declined $2.2 million due to the reduced carrying value of assets resulting from impairment charges recorded in the second and third quarters of 2002. Facilities and IT infrastructure expense declined $2.0 million as a result of reductions in workforce and square footage occupied. Travel expense declined by $1.1 million due to cost saving measures and associated reductions in headcount. Marketing spending on events, collateral and public relations declined by $0.8 million due to attending fewer tradeshows and to implementing cost saving measures. Non-cash charges related to equity issuances declined $0.4 million due to the reversal of amortization of deferred compensation expense in excess of vesting for employees who were terminated and our use of an accelerated amortization method, which results in lower charges in each subsequent period. Freight expense declined by an additional $0.1 million. Partially offsetting the expense reductions, reduced spending to support maintenance contracts and warranty increased Sales and Marketing expense by $1.3 million. Such support costs are initially charged to Sales and Marketing expense and subsequently reclassified to either cost of sales or the provision for warranty claims based on associated activity such as product return levels and technical support case data. Due primarily to a smaller customer installed base, activity associated with maintenance and warranty was less than in the prior year.

General and Administrative Expenses

     General and administrative expenses were $2.1 million and $3.2 million for the three months ended June 30, 2003 and 2002, respectively. This represents a decrease of $1.1 million or 35%. This resulted partly from payroll-related expense, which declined $0.4 million reflecting lower headcount in the current period. Depreciation expense declined $0.3 million due to the reduced carrying value of the underlying fixed assets resulting from impairment charges recorded in the second and third quarters of 2002. Non-cash charges related to equity issuances declined $0.2 million due to the reversal of amortization of deferred compensation expense in excess of vesting for employees who were terminated and our use of an accelerated amortization method, which results in lower charges in each subsequent period. Accounting and audit services declined by $0.2 million as a result of cost-saving measures. Bad debt expense declined by $0.2 million due to lower accounts receivable. Communications expense declined $0.1 million as a result of lower headcount and cost-saving measures. Partially offsetting the expense reductions, contractor and outside service expense increased by $0.3 million generally as a result of non-employees replacing work previously completed by regular employees.

     General and administrative expenses were $3.8 million and $7.1 million for the six months ended June 30, 2003 and 2002, respectively. This represents a decrease of $3.3 million or 46%. This resulted partly from payroll-related expense, which declined $1.4 million reflecting lower headcount in the current period. Non-cash charges related to equity issuances declined $0.7 million due to the reversal of amortization of deferred compensation expense in excess of vesting for employees who were terminated and our use of an accelerated amortization method, which results in lower charges in each subsequent period. Depreciation expense declined $0.5 million due to the reduced carrying value of the underlying fixed assets resulting from impairment charges recorded in the second and third quarters of 2002. Accounting and audit services declined by $0.2 million as a result of cost-saving measures. Bad debt expense declined by $0.2 million due to lower accounts receivable. Communications expense declined $0.2 million as a result of lower headcount and cost-saving measures. Other expense declined by $0.1 million due to cost-saving measures.

Restructuring and Impairment

May 2003 Restructuring

     In May 2003, our senior management communicated an additional reduction in its workforce related to employees in our European region. The employees were notified in May 2003 that their job functions would be eliminated and that termination benefits would be paid to them. As a result of the workforce reduction, two employees were designated for termination. Amounts related to the workforce reduction are expected to be paid through July of 2003. The restructuring program was an extension of the October 2002 restructuring, which was implemented to reduce operating expenses and conserve cash.

     Details of the May 2003 restructuring charges for the six months ended June 30, 2003 are as follows, unaudited (in thousands):

Worldwide
workforce
reduction
Charges	$59
Cash payments	(31)

Provision balance at June 30, 2003	$28

March 2003 Restructuring

     In March 2003, our senior management communicated an additional reduction in its workforce related to the closure of a sales office in the Asia/Pacific Rim region. The employees were notified in March 2003 that their job functions would be eliminated and that termination benefits would be paid to them. As a result of the workforce reduction, three employees were designated for termination. Amounts related to the workforce reduction and the other items are expected to be paid through December of 2003. The restructuring program was an extension of the October 2002 restructuring, which was implemented to reduce operating expenses and conserve cash.

     Details of the March 2003 restructuring charges for the six months ended June 30, 2003 are as follows, unaudited (in thousands):

	Worldwide	Lease
	workforce	termination
	reduction	and other	Total
Charges	$218	$17	$235
Cash payments	(184)	(4)	(188)
Non-cash items		(4)	(4)

Provision balance at June 30, 2003	$34	$9	$43

October 2002 Restructuring

     In October 2002, our senior management approved a restructuring plan to reduce our worldwide workforce. Employees were notified in October 2002 that certain job functions would be eliminated and that particular termination benefits would be paid to affected employees. As a result of the workforce reduction, 73 employees were designated for termination in the restructuring program. Most of the terminations took place in the fourth quarter of 2002. The employees affected by the workforce reduction were from all functional groups and were located in offices in the United States, Europe and Asia. Amounts related to the worldwide workforce reduction are expected to be paid out through September of 2003. In addition, during the first quarter of 2003, we concluded negotiations to settle obligations associated with Redwood City, California leased facilities we exited during 2002 and made a payment of $8.1 million. The restructuring program was implemented to reduce operating expenses and conserve cash.

     Activity in the October 2002 restructuring accrual for the six months ended June 30, 2003 is as follows, unaudited (in thousands):

	Worldwide	Lease
	workforce	termination
	reduction	and other	Total
Provision balance at December 31, 2002	$317	$8,159	$8,476
Cash payments	(238)	(8,138)	(8,376)
Non-cash items		(9)	(9)
Accrual adjustment	16	1	17

Provision balance at June 30, 2003	$95	$13	$108

May 2002 Restructuring and Impairment of Long-Lived Assets

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

     Activity in the May 2002 restructuring accrual for the six months ended June 30, 2003 is as follows, unaudited (in thousands):

		Write-down
	Worldwide	of property	Lease
	workforce	and	commitments
	reduction	equipment	and other	Total
Provision balance at December 31, 2002	—	—	$815	$815
Cash payments	—	—	(369)	(369)
Accrual adjustment	—	—	26	26

Provision balance at June 30, 2003	$—	$—	$472	$472

Impairment of Long-lived Assets

     As a result of our assessment of market conditions and the related effect on its business plan, we concluded that indicators of impairment of its long-lived assets were present during the second and third quarters of 2002. Accordingly, we performed an impairment test of the carrying value of its long-lived assets, consisting primarily of property and equipment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Based on an undiscounted cash flow analysis, the cash flows expected to be generated by CoSine’s long-lived assets during their estimated remaining useful lives are not sufficient to recover the net book value of the assets. Consequently, we obtained a valuation report outlining the estimated fair value of the assets, based on quoted market prices, from an independent appraiser and recorded an impairment charge of $15.5 million to write the carrying value of its long-lived assets held for use down to their fair values in the second and third quarters of 2002. In addition, property and equipment that was idled or abandoned was written down by approximately $3.2 million to its estimated net realizable value. We have concluded that no additional indicators of impairment were present in the first or second quarters of 2003.

Interest and Other Income

     For the three and six months ended June 30, 2003, interest and other income was $0.3 million and $0.7 million, respectively, down from $0.9 million and $2.2 million for the three and six months ended June 30, 2002, respectively. This reflects decreased interest income due to lower levels of cash and short-term investments and lower interest rates on invested amounts.

Interest Expense

     For the three and six months ended June 30, 2003, interest expense was $0.1 million and $0.2 million, respectively, down from $0.3 million and $0.6 million for the three and six months ended June 30, 2002, respectively. The reduction reflects a decline in our debt.

Income Tax Provision

     The provisions for income taxes were $29,000 and $71,000 for the three months ended June 30, 2003 and 2002, respectively, and $138,000 and $299,000 for the six months ended June 30, 2003 and 2002, respectively, and were comprised entirely of foreign corporate income taxes, which are a function of our operation of subsidiaries in various countries.

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

Cash, Cash Equivalents and Short-Term Investments

     At June 30, 2003, cash, cash equivalents and short-term investments were $76.3 million. This compares with $101.5 million at December 31, 2002.

Operating Activities

     We used $22.0 million and $32.6 million of cash in operations for the six months ended June 30, 2003 and 2002, respectively. The decrease in net cash used in operating activities was the result of a lower net loss.

Investing Activities

     For the six months ended June 30, 2003, we generated $32.9 million in cash from investing activities while for the six months ended June 30 2002, we used $16.0 million in cash from investing activities. The change reflects an increase of $47.4 million for net proceeds from the sale of short-term investments and a decrease in capital expenditures of $1.5 million. In the second half of 2003, we expect to increase cash used in investing activities due to increased capital purchases and the exercise of purchase options on expiring leases.

Financing Activities

     For the six months ended June 30, 2003 and 2002, $2.6 million and $2.3 million, respectively, were used in financing activities. This primarily reflects lower collections from stock option exercises partially offset by lower principal payments on working capital loans and capital leases.

OUTLOOK

     Beginning in the 2001 fiscal year and continuing through the second quarter of the 2003 fiscal year, the telecommunications industry has experienced a significant downturn. The lack of capital availability for many emerging service providers, combined with the emphasis of larger service providers on reducing operating expenses, has caused a significant reduction in capital spending within the industry as a whole. This reduction has had a direct impact on our operations. We believe that capital spending within the telecommunications industry will recover in the long-term (two to five years). However, due to reductions in capital spending plans by our customers and uncertainty within the telecommunications industry, the outlook for growth in the remainder of 2003 is not favorable and the outlook for 2004 cannot be determined with certainty at this time. We anticipate that this capital spending trend will continue to have a substantial, adverse effect on our revenue growth for at least the remainder of the 2003 fiscal year. Because capital continues to be scarce, we believe that pricing will continue to be under pressure as each potential customer attempts to improve returns on invested capital. Until capital spending levels within the telecommunications industry begin to recover, we will focus our efforts on controlling costs and increasing our market share. However, there can be no assurance that we will succeed in meeting these objectives.

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

     In December 2002, the FASB issued Statement Number 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148). SFAS 148 amends Statement Number 123, “Accounting for Stock-Based Compensation,” (SFAS 123) to provide alternative methods of transition to the SFAS 123 fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. As permitted under SFAS 148, we adopted the disclosure provisions of that accounting standard and, accordingly, have included such disclosures in the financial statements for the three and six months ended June 30, 2003.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which requires a company that has a controlling financial interest in a variable interest entity to consolidate the assets, liabilities and results of activities of the entity. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties. Interpretation No. 46 is applicable:(i) immediately for all variable interest entities created after January 31, 2003; or (ii) in the first fiscal year or interim period beginning after June 15, 2003 for those created before February 1, 2003. We have not created any variable entities since January 31, 2003 and do not have any investments acquired prior to February 1, 2003 that are variable interest entities; accordingly, adoption of FASB Interpretation No. 46 will not have a material impact on our financial statements.

     In May 2003, the FASB issued Statement Number 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 generally requires liability classification for two broad classes of financial instruments: (1) instruments that represent, or are indexed to, an obligation to buy back the issuer’s shares, and (2) obligations that can be settled in shares, but are subject to certain conditions. SFAS 150 applies to all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after July 1, 2003. As we have not created or modified any financial instruments since the effective date of SFAS 150, we do not believe this Statement will have a material impact on our financial statements.

RISK FACTORS

     The following discussion describes certain risk factors related to our business as well as to our industry in general.

We have a history of losses that we expect will continue, and if we never achieve profitability we may cease operations.

          At June 30, 2003, we had an accumulated deficit of $460.1 million. We have incurred net losses since our incorporation. We cannot be certain that our revenue will grow or that we will generate sufficient revenue to become profitable. If we do not achieve profitability, we may cease operations.

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

          We believe that there is likely to be consolidation in our industry. We currently face competition from larger companies with significantly greater resources than we have, and we expect to face increased competition from larger companies in the future.

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

          Our IP Service Delivery Platform, which is comprised of hardware and software, is the only product line that we currently offer to our customers. Our future revenue depends on the commercial success of our IP Service Delivery Platform. If customers do not adopt, purchase and successfully implement our IP Service Delivery Platform in large numbers, our revenue will not grow.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)	Our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer have evaluated our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q, and have concluded that such controls and procedures are effective.

(b)	During the three months ending June 30, 2003, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          On November 15, 2001, CoSine and certain of its officers and directors were named as defendants in a securities class action lawsuit filed in the United States District Court, Southern District of New York. The complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in CoSine’s initial public offering. The complaint brings claims for the violation of several provisions of the federal securities laws against those underwriters, and also against the Company and each of the directors and officers who signed the registration statement relating to the initial public offering. Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 250 other companies. The lawsuit and all other “IPO allocation” securities class actions currently pending in the Southern District of New York have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings. In October 2002, the individual defendants were dismissed without prejudice pursuant to a stipulation. The issuer defendants filed a coordinated motion to dismiss on common pleading issues, which the Court granted in part and denied in part in an order dated February 19, 2002. The Court’s order dismissed the Section 10(b) and Rule 10b-5 claims against the Company but did not dismiss the Section 11 claims against the Company.

     In June 2003, the plaintiffs in all of the cases presented a settlement proposal to all of the issuer defendants. Under the proposed settlement, the plaintiffs will dismiss and release all claims against participating issuer defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuer defendants in all of the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases, up to the limits of the applicable insurance policies. The Company will not be required to make any cash payments under the settlement, unless the Company’s insurer is required to pay on the Company’s behalf an amount that exceeds the Company’s insurance coverage. The Company does not believe that this circumstance will occur. In July 2003, a special committee of the Company’s Board of Directors approved the proposed settlement. The settlement is subject to acceptance by a substantial majority of the issuer defendants and execution of a definitive settlement agreement. The settlement is also subject to approval of the court. If the settlement is not consummated, the Company intends to defend the lawsuit vigorously. However, the litigation is in the early stages, and we cannot predict its outcome with certainty.

     In December 2002 and January 2003, two lawsuits were filed against the Company and its directors in state court in California. The lawsuits alleged that the Company and the other defendants violated their fiduciary duties by failing to approve an acquisition of the Company by Wyndcrest Holdings, LLC in December 2002. After only minimal prosecution of the lawsuits, the plaintiffs agreed to dismiss them without prejudice to plaintiffs’ right to re-file at a later date. The dismissals became effective on June 6, 2003. Neither lawsuit is currently pending.

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

We have used approximately $166 million of the funds from the initial public offering to fund our operations. We expect to use the remaining net proceeds for general corporate purposes, to fund our operations, working capital and capital expenditures. Pending further use of the net proceeds, we have invested them in short-term, interest-bearing, investment-grade securities.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

(a)	The annual meeting of CoSine’s stockholders was held on May 6, 2003.

(b)	Vinton G. Cerf and Donald Green were elected as Class III directors for a term of three years. The Company’s Class I and Class II directors did not stand for reelection at the annual meeting. The terms of the Company’s Class I directors, R. David Spreng and Stephen Goggiano, will expire in 2004. The term of the Company’s Class II director, Charles J. Abbe, will expire in 2005.

(c)	The only other matter voted upon at the annual meeting was the ratification of Ernst & Young LLP as the independent auditors of the Company for the 2003 fiscal year.

The following sets forth the number of votes cast or withheld, as well as the number of abstentions and broker non-votes, with respect to the nominee for election as a director and the ratification of Ernst & Young LLP:

	For	Withheld

Election of Vinton G. Cerf as a Class III director	7,953,250	1,030,227
Election of Donald Green as a Class III director	8,170,600	812,877

	For	Against	Abstain

Ratify the appointment of Ernst & Young LLP as independent auditors	8,888,142	69,404	26,030

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit Index on page 32.

(b)	Reports on Form 8-K.

On July 22, 2003, the Company issued a press release in which it reported earnings for the quarter ending June 30, 2003. A copy of such press release was included in a Form 8-K filed by the Company on July 22, 2003 as Exhibit 99.1.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSINE COMMUNICATIONS, INC.

	By:	/s/ Terry Gibson

Terry Gibson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: August 13, 2003

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Stephen Goggiano, President and Chief Executive Officer of CoSine Communications, Inc., pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Terry Gibson, Executive Vice President and Chief Financial Officer of CoSine Communications, Inc., pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Stephen Goggiano, President and Chief Executive Officer of CoSine Communications, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Terry Gibson, Executive Vice President and Chief Financial Officer of CoSine Communications, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002