Form 10-Q
period 2003-09-30
COSINE COMMUNICATIONS INC
filed 2003-11-13
CIK 1060824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________.

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

There were 10,027,980 shares of the Company’s Common Stock, par value $.0001, outstanding on October 31, 2003.

COSINE COMMUNICATIONS, INC.

FORM 10-Q

Quarter ended September 30, 2003

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

COSINE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	September 30,	December 31,
	2003	2002

	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$19,241	$9,230
Short-term investments	47,651	92,237
Accounts receivable:
Trade (net of allowance for doubtful accounts of $180 and $233 at September 30, 2003 and December 31, 2002, respectively)	3,487	6,373
Other	456	679
Inventory	4,026	3,175
Prepaid expenses and other current assets	3,440	4,054

Total current assets	78,301	115,748
Property and equipment, net	2,658	2,816
Long-term deposits	737	997

	$81,696	$119,561

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,735	$2,493
Provision for warranty claims	683	1,103
Accrued other liabilities	2,213	13,362
Accrued compensation	2,301	1,708
Deferred revenue	1,647	1,444
Current portion of equipment and working capital loans	415	1,865
Current portion of obligations under capital lease	—	1,905

Total current liabilities	9,994	23,880
Long-term portion of equipment and working capital loans	—	131
Accrued rent	2,061	2,069
Stockholders’ equity:
Preferred stock, 3,000,000 authorized, none issued and outstanding	—	—
Common stock, $.0001 par value, 300,000,000 shares authorized; 10,000,130 and 9,959,092 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	1	1
Additional paid-in capital	545,634	549,243
Notes receivable from stockholders	(7,564)	(10,531)
Accumulated other comprehensive income	393	532
Deferred compensation	(569)	(2,274)
Accumulated deficit	(468,254)	(443,490)

Total stockholders’ equity	69,641	93,481

	$81,696	$119,561

See accompanying notes.

(1)  The information in this column was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2002.

COSINE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue	$4,024	$5,245	$12,244	$18,404
Cost of goods sold[1]	1,798	2,231	5,335	11,586

Gross profit	2,226	3,014	6,909	6,818

Operating expenses:
Research and development[2]	5,485	4,050	15,920	27,185
Sales and marketing[3]	3,191	5,721	10,310	24,349
General and administrative[4]	1,817	2,345	5,643	9,405
Restructuring and impairment charges	14	693	351	24,739

Total operating expenses	10,507	12,809	32,224	85,678

Loss from operations	(8,281)	(9,795)	(25,315)	(78,860)

Other income (expenses):
Interest income and other	137	1,090	851	3,318
Interest expense[5]	(25)	(227)	(214)	(794)

Total other income (expenses)	112	863	637	2,524

Loss before income tax provision	(8,169)	(8,932)	(24,678)	(76,336)
Income tax provision	15	82	86	381

Net loss	$(8,184)	$(9,014)	$(24,764)	$(76,717)

Basic and diluted net loss per common share	$(0.84)	$(0.93)	$(2.54)	$(7.94)

Shares used in computing per share amounts	9,797	9,689	9,753	9,660

[1] Cost of goods sold includes $40 and ($494) for the three months ended September 30, 2003 and 2002, respectively, and $135 and $136 for the nine months ended September 30, 2003 and 2002, respectively, of non-cash charges (credits) related to equity issuances.

[2] Research and development expenses include $159 and ($1,954) for the three months ended September 30, 2003 and 2002, respectively, and $345 and ($314) for the nine months ended September 30, 2003 and 2002, respectively, of non-cash charges (credits) related to equity issuances.

[3] Sales and marketing expenses include $86 and ($544) for the three months ended September 30, 2003 and 2002, respectively, and ($15) and ($214) for the nine months ended September 30, 2003 and 2002, respectively, of non-cash charges (credits) related to equity issuances.

[4] General and administrative expenses include ($60) and ($246) for the three months ended September 30, 2003 and 2002, respectively, and $209 and $744 for the nine months ended September 30, 2003 and 2002, respectively, of non-cash (credits) charges related to equity issuances.

[5] Interest expense includes $0 and $31 for the three months ended September 30, 2003 and 2002, respectively, and $30 and $101 for the nine months ended September 30, 2003 and 2002, respectively, of non-cash charges related to equity issuances.

See accompanying notes.

COSINE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

Operating activities:
Net loss	($24,764)	($76,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,003	9,673
Allowance for doubtful accounts	88	296
Non-cash charges related to inventory write-down	61	1,780
Write-down of property and capital equipment	—	18,761
Amortization of warrants issued for services	75	148
Amortization of deferred stock compensation	1,431	6,649
Reversal of amortization in excess of vesting	(802)	(6,344)
Non-cash restructuring items	12	—
Other, net	(139)	160
Change in operating assets and liabilities:
Accounts receivable, trade	2,798	8,712
Other receivables	223	687
Inventory	(738)	(890)
Prepaid expenses and other current assets	539	(17)
Long-term deposits	252	175
Other assets	—	168
Accounts payable	242	(1,623)
Provision for warranty claims	(420)	(1,262)
Accrued other liabilities	(11,149)	(2,723)
Accrued compensation	593	(829)
Deferred revenue	203	(1,299)
Accrued rent	(8)	221
Other liabilities	—	2

Net cash used in operating activities	(29,500)	(44,272)

Investing activities:
Capital expenditures	(2,023)	(3,038)
Purchase of short-term investments	(58,828)	(69,779)
Proceeds from sales and maturities of short-term investments	103,414	67,207

Net cash provided by (used in) investing activities	42,563	(5,610)

Financing activities:
Principal payments of equipment and working capital loans and capital leases	(3,486)	(4,604)
Proceeds from issuance of common stock, net	471	623
Proceeds from notes receivable from stockholders	31	234
Repurchase of common stock	(68)	(133)

Net cash used in financing activities	(3,052)	(3,880)

Net increase (decrease) in cash and cash equivalents	10,011	(53,762)
Cash and cash equivalents at the beginning of the period	9,230	73,868

Cash and cash equivalents at the end of the period	$19,241	$20,106

Supplemental information:
Cash paid for interest	$184	$693

Income taxes paid	$86	$381

Cancellation of notes receivable due to repurchase of unvested stock	$2,936	$10,029

See accompanying notes.

COSINE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The unaudited consolidated financial statements have been prepared by CoSine Communications, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of CoSine Communications, Inc. and its wholly owned subsidiaries (“CoSine” or collectively, the “Company”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes included in CoSine’s Annual Report filed on Form 10-K for the year ended December 31, 2002.

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

     The following table illustrates the effect on CoSine’s net loss and net loss per share if CoSine had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss, as reported	($8,184)	($9,014)	($24,764)	($76,717)
Add: Stock-based employee compensation expense included in reported net loss	357	1,296	1,431	6,649
Deduct: Reversal of amortization in excess of vesting	(147)	(4,550)	(802)	(6,344)

Deduct: Stock-based employee compensation expense determined under fair value method for all stock option grants (SFAS 123 expense)	(45)	(1,190)	(1,947)	(7,241)

Pro forma net loss	($8,019)	($13,458)	($26,082)	($83,653)

Basic and diluted net loss per share, as reported	($0.84)	($0.93)	($2.54)	($7.94)

Pro forma basic and diluted net loss per share	($0.82)	($1.39)	($2.67)	($8.66)

     The fair value of CoSine’s options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended		Fiscal Year Ended
	September 30,		September 30,		December 31,

	2003		2003		2002

Dividend yield	0.0%		0.0%		0.0%
Volatility	0.84		0.81		0.67
Risk free interest rate	2.7%		2.2%		3.0%
Expected life	4	years	4	years	4	years

     The estimated weighted-average fair value of shares granted under the Employee Stock Purchase Plan in the nine months ended September 30, 2003 was $1.39, using a volatility of 0.35, risk-free interest rate of 1% and an expected life of six months.

The estimated weighted-average fair value of shares granted under the Employee Stock Purchase Plan in 2002 was $1.60, using a volatility of 0.67, risk-free interest rate of 1% and an expected life of six months.

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

     Generally, a maximum obligation is not explicitly stated. Because the obligated amounts associated with this type of agreement are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, CoSine has not been obligated to make payments for these obligations, and no liabilities have therefore been recorded for these obligations on its balance sheet as of September 30, 2003.

2. USE OF ESTIMATES

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates.

3. RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” — an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. The Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of FASB Interpretation No. 45 did not impact CoSine’s financial results.

     In December 2002, the FASB issued Statement Number 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148). SFAS 148 amends Statement Number 123, “Accounting for Stock-Based Compensation,” (SFAS 123) to provide alternative methods of transition to the SFAS 123 fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. As permitted under SFAS 148, CoSine adopted the disclosure provisions of that accounting standard and, accordingly, has included such disclosures in the financial statements for the three and nine months ended September 30, 2003.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” and a subsequent Modification in November 2003 which requires a company that has a controlling financial interest in a variable interest entity to consolidate the assets, liabilities and results of activities of the entity. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties. Interpretation No. 46 is applicable: (i) immediately for all variable interest entities created after January 31, 2003; or (ii) in the first fiscal year or interim period beginning after December 15, 2003 for those created before February 1, 2003. CoSine has not created any variable entities since January 31, 2003 and does not have any investments acquired prior to February 1, 2003 that are variable interest entities. Accordingly, adoption of FASB Interpretation No. 46 will not have a material impact on its financial statements.

     In May 2003, the FASB issued Statement Number 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 generally requires liability classification for two broad classes of financial instruments: (1) instruments that represent, or are indexed to, an obligation to buy back the issuer’s shares, and (2) obligations that can be settled in shares, but are subject to certain conditions. SFAS 150 applies to all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. As CoSine has not created or modified any financial instruments since the effective date of SFAS 150, CoSine does not believe this Statement will have a material impact on its financial statements.

4. COMMITMENTS AND CONTINGENCIES

     As of September 30, 2003, CoSine had commitments of approximately $1,005,000 relating to purchases of raw materials and semi-finished goods. Of that amount, $216,000 related to purchase orders in excess of demand was accrued at September 30, 2003 in accrued other liabilities.

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

     In June 2003, the plaintiffs in all of the cases presented a settlement proposal to all of the issuer defendants. Under the proposed settlement, the plaintiffs will dismiss and release all claims against participating issuer defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuer defendants in all of the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases, up to the limits of the applicable insurance policies. The Company will not be required to make any cash payments under the settlement, unless the Company’s insurer is required to pay on the Company’s behalf an amount that exceeds the Company’s insurance coverage. The Company does not believe that this circumstance will occur. In July 2003, a special committee of the Company’s Board of Directors approved the proposed settlement. The settlement is subject to acceptance by a substantial majority of the issuer defendants, and execution of a definitive settlement agreement. The settlement is also subject to approval of the court, which cannot be assured. If the settlement is not consummated, the Company intends to defend the lawsuit vigorously. However, we cannot predict its outcome with certainty.

     In the ordinary course of business, CoSine is involved in legal proceedings involving contractual obligations, employment relationships and other matters. Except as described above, CoSine does not believe there are any pending or threatened legal proceedings that will have a material impact on its financial position or results of operations.

5. BALANCE SHEET DETAILS

Inventory

     Net inventories, stated at the lower of cost (first-in, first-out) or market, consisted of the following, in thousands:

	September 30,	December 31,
	2003	2002

	(unaudited)
Raw materials	$196	$312
Semi-finished goods	3,485	1,951
Finished goods	345	912

	$4,026	$3,175

     Included in net finished goods at September 30, 2003 was $123,000 of goods awaiting customer acceptance. There were no goods awaiting customer acceptance at December 31, 2002. Included in net finished goods at September 30, 2003 and December 31, 2002 were $248,000 and $289,000, respectively, of goods used for customer evaluation purposes.

     During the nine months ended September 30, 2003, $817,000 of written-down inventory was sold and $61,000 of inventory was written down. During the nine months ended September 30, 2002, $1,060,000 of written-down inventory was sold and inventory was written down by $1,465,000.

     CoSine periodically reviews the rates used to determine overhead capitalization applied to inventory. As a result of restructuring activity and refinements in its business model, the Company adjusted the overhead absorption rate for raw materials and semi-finished goods downward during the nine months ended September 30, 2003. This increased cost of goods sold by $369,000 for the nine months ended September 30, 2003.

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

     Changes in CoSine’s warranty liability were as follows, in thousands:

	Nine Months Ended September 30,
	2003	2002

	(unaudited)
Beginning balance	$1,103	$2,505
Warranty charged to cost of goods sold	357	281
Utilization of warranties	(680)	(1,359)
Changes in estimated liability based on experience	(97)	(184)

Ending balance	$683	$1,243

6. NET LOSS PER COMMON SHARE

     Basic net loss per common share is calculated based on the weighted-average number of common shares outstanding during the periods presented, less weighted-average shares outstanding that are subject to CoSine’s right of repurchase. Common stock equivalents consisting of stock options and warrants (calculated using the treasury stock method), have been excluded from the diluted net loss per common share computations, as their inclusion would be antidilutive. These securities amounted to 1,534,000 shares and 1,812,000 shares for the nine months ended September 30, 2003 and 2002, respectively.

     The calculations of basic and diluted net loss per share are shown below, in thousands, except per share data:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(unaudited)
Net loss	($8,184)	($9,014)	($24,764)	($76,717)

Basic and diluted:
Weighted-average shares of common stock outstanding	9,995	10,079	9,968	10,134
Weighted-average shares subject to repurchase	(198)	(390)	(215)	(474)

Weighted-average shares used in basic and diluted net loss per common share	9,797	9,689	9,753	9,660

Basic and diluted net loss per common share	($0.84)	($0.93)	($2.54)	($7.94)

7. COMPREHENSIVE LOSS

     The components of comprehensive loss are shown below, in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(unaudited)
Net loss	($8,184)	($9,014)	($24,764)	($76,717)
Other comprehensive loss:
Unrealized losses on investments	(43)	(16)	(311)	(118)
Translation adjustment	43	1	172	157

Total other comprehensive gain (loss)	—	(15)	(139)	39

Comprehensive loss	($8,184)	($9,029)	($24,903)	($76,678)

8. SEGMENT REPORTING

     CoSine operates in only one operating segment, and substantially all of CoSine’s assets are located in the United States.

     Revenues from customers by geographic region for the three and nine months ended September 30, 2003 and 2002, respectively, were as follows, in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(unaudited)
Region
United States	$726	$515	$5,396	$6,217
Asia/Pacific	2,501	2,977	4,904	6,772
Europe	797	1,753	1,944	5,415

Total	$4,024	$5,245	$12,244	$18,404

9. RESTRUCTURING CHARGES

May 2003 Restructuring

     In May 2003, CoSine’s senior management communicated an additional reduction in its workforce related to employees in its European region. The employees were notified in May 2003 that their job functions would be eliminated and that termination benefits would be paid to them. As a result of the workforce reduction, two employees were designated for termination. Amounts related to the workforce reduction were paid through July of 2003. The restructuring program was an extension of the October 2002 restructuring, which was implemented to reduce operating expenses and conserve cash.

     Details of the May 2003 restructuring charges for the nine months ended September 30, 2003 are as follows, unaudited (in thousands):

Worldwide
workforce
reduction
Charges	$59
Cash payments	(59)

Provision balance at September 30, 2003	$—

March 2003 Restructuring

     In March 2003, CoSine’s senior management communicated an additional reduction in its workforce related to the closure of a sales office in the Asia/Pacific Rim region. The employees were notified in March 2003 that their job functions would be eliminated and that termination benefits would be paid to them. As a result of the workforce reduction, three employees were designated for termination. Amounts related to the workforce reduction and the other items are expected to be paid through March of 2004. The restructuring program was an extension of the October 2002 restructuring, which was implemented to reduce operating expenses and conserve cash.

     Details of the March 2003 restructuring charges for the nine months ended September 30, 2003 are as follows, unaudited (in thousands):

	Worldwide	Lease
	workforce	termination
	reduction	and other	Total
Charges	$218	$17	$235
Cash payments	(184)	(4)	(188)
Non-cash items	—	(4)	(4)
Accrual adjustment	—	28	28

Provision balance at September 30, 2003	$34	$37	$71

October 2002 Restructuring

     In October 2002, CoSine’s senior management approved a restructuring plan to reduce its worldwide workforce. Employees were notified in October 2002 that certain job functions would be eliminated and that particular termination benefits would be paid to affected employees. As a result of the workforce reduction, 73 employees were designated for termination in the restructuring program. Most of the terminations took place in the fourth quarter of 2002. The employees affected by the workforce reduction were from all functional groups and were located in offices in the United States, Europe and Asia. Amounts related to the worldwide workforce reduction were paid out through September of 2003. In addition, during the first quarter of 2003, CoSine concluded negotiations to settle obligations associated with Redwood City, California leased facilities it exited during 2002 and made a payment of $8,104,000. The restructuring program was implemented to reduce operating expenses and conserve cash.

     Activity in the October 2002 restructuring accrual for the nine months ended September 30, 2003 is as follows, unaudited (in thousands):

	Worldwide	Lease
	workforce	termination
	reduction	and other	Total
Provision balance at December 31, 2002	$317	$8,159	$8,476
Cash payments	(333)	(8,138)	(8,471)
Non-cash items		(8)	(8)
Accrual adjustment	16	(13)	3

Provision balance at September 30, 2003	$—	$—	$—

May 2002 Restructuring and Impairment of Long-Lived Assets

     In May 2002, CoSine’s senior management approved a restructuring plan to reduce its worldwide workforce, close certain sales offices, exit certain facilities and dispose of or abandon certain property and equipment. Employees were notified in May 2002 that certain job functions would be eliminated and that particular termination benefits would be paid to affected employees. As a result of the workforce reduction, 146 employees were designated for termination in the restructuring program. Most of the terminations took place in the second quarter of 2002, with the remainder taking place in the third quarter of 2002. The employees in the workforce reduction were from all functional groups and were located in offices in the United States, Europe and Asia. Amounts related to the worldwide workforce reduction were paid out through December of 2002, and lease commitments and non-cancelable commitments are being paid out over their respective terms through March 2004. The Company also wrote down certain property and equipment to its expected realizable value as the assets have been either sold, disposed of or otherwise abandoned. The restructuring program was implemented to reduce operating expenses and conserve cash.

     Activity in the May 2002 restructuring accrual for the nine months ended September 30, 2003 is as follows, unaudited (in thousands):

Lease
commitments
and other
Provision balance at December 31, 2002	$815
Cash payments	(523)
Accrual adjustment	26

Provision balance at September 30, 2003	$318

Impairment of Long-lived Assets

     As a result of CoSine’s assessment of market conditions and the related effect on its business plan, the Company concluded that indicators of impairment of its long-lived assets were present during the second and third quarters of 2002. Accordingly, the Company performed an impairment test of the carrying value of its long-lived assets, consisting primarily of property and equipment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Based on an undiscounted cash flow analysis, the cash flows expected to be generated by CoSine’s long-lived assets during their estimated remaining useful lives are not sufficient to recover the net book value of the assets. Consequently, the Company obtained a valuation report outlining the estimated fair value of the assets, based on quoted market prices, from an independent appraiser and recorded an impairment charge of $15,512,000 to write the carrying value of its long-lived assets held for use down to their fair values in the second and third quarters of 2002. In addition, property and equipment that was idled or abandoned was written down by approximately $3,248,000 to its estimated net realizable value. The Company has concluded that no indicators of impairment were present in the first nine months of 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. We use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend” and similar expressions to identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the continued downturn in the telecommunications industry, failure to achieve revenue growth and profitability, product development, commercialization and technology difficulties, manufacturing costs, the impact of competitive products, pricing, changing customer requirements, timely availability and acceptance of new products, changes in economic conditions in the various markets CoSine serves, and those factors discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

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

Inventory Valuation

     In assessing the value of our inventory, we are required to make judgments as to future demand and then compare that demand with current inventory quantities and firm purchase commitments. If our inventories and firm purchase commitments are in excess of forecasted demand, we write down the value of our inventory. We generally use a 12-month forecast to assess future demand. Inventory write-downs are charged to cost of sales. During the three and nine months ended September 30, 2003, we wrote down $61,000 of inventory. If actual demand for our products is less than our forecasts, additional inventory write-downs may be required.

Long-lived assets

     We evaluate the carrying value of long-lived assets, consisting primarily of property, plant and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In assessing the recoverability of long-lived assets, we compare the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, the assets will be written down to their estimated fair value. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon our weighted average cost of capital or specific appraisal, as appropriate. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of overall market conditions and our participation in the market. Changes in these estimates could have a material adverse effect on the assessment of the long-lived assets, thereby requiring us to record further asset write-downs in the future. During the second and third quarters of 2002, we charged $18.8 million to operating expenses as a result of impairments. We have concluded that no additional indicators of impairment were present in the first nine months of 2003.

Warranties

     We provide a basic limited warranty, including repair or replacement of parts, and technical support. The specific terms and conditions of those warranties vary depending on the customer or region in which we do business. We estimate the costs that may be incurred under our basic limited warranty and record a liability in the amount of such costs at the time product revenue is recognized. Our warranty obligation is affected by the number of installed units, product failure rates, materials usage, and service delivery costs incurred in correcting product failures. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. In future periods, if actual product failure rates, materials usage or service delivery costs differ from our estimates, adjustments to cost of sales could result.

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

RESULTS OF OPERATIONS

     For the three months ended September 30, 2003 and 2002, we reported basic and diluted net losses per common share of $0.84 and $0.93, respectively. The effect of equity issuances to customers, suppliers, employees and consultants increased net loss per common share by $0.02 for the three months ended September 30, 2003 and credits for equity expense resulted in a $0.33 per share benefit for the three months ended September 30, 2002.

     For the nine months ended September 30, 2003 and 2002, we reported basic and diluted net losses per common share of $2.54 and $7.94, respectively. The effect of equity issuances to customers, suppliers, employees and consultants increased net loss per common share by $0.07 and $0.05 per share for the nine months ended September 30, 2003 and 2002, respectively.

Revenue

     For the three months ended September 30, 2003, revenue was $4.0 million of which 77% was from hardware sales, 2% was from software sales and 21% was from sales of services. For the three months ended September 30, 2002, revenue was $5.2 million of which 83% was from hardware sales, 1% was from software sales and 16% was from sales of services.

     For the nine months ended September 30, 2003, revenue was $12.2 million of which 80% was from hardware sales, 2% was from software sales and 18% was from sales of services. For the nine months ended September 30, 2002, revenue was $18.4 million of which 79% was from hardware sales, 9% was from software sales and 12% was from sales of services. The decline in revenue in the first nine months of 2003 was the result of continued weakness in capital spending in the telecommunications industry. In addition, because the market for network-based IP services is in the early stages of development, service provider demand for related products may fluctuate until service providers are able to further develop enterprise demand for such services and accelerate revenue growth from the sale of such services.

Non-Cash Charges Related to Equity Issuances

     During the three months ended September 30, 2003, we recorded $0.2 million and ($3.2) million of non-cash charges (credits) related to equity issuances to cost of goods sold, operating expenses and interest expense. During the nine months ended September 30, 2003 and 2002, we recorded $0.7 million and $0.5 million, respectively, of non-cash charges related to equity issuances to cost of goods sold, operating expenses and interest expense.

     Below is a reconciliation of non-cash charges related to equity issuances for the three and nine months ended September 30, 2003 and 2002, as presented in our statement of operations, in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Amortization of deferred compensation related to stock options granted to employees prior to our initial public offering having an exercise price below fair market value	$275	$1,296	$1,236	$6,445
Credits related to the reversal of deferred stock compensation amortization in excess of vesting for terminated employees	(147)	(4,550)	(802)	(6,344)
Amortization of deferred compensation associated with non-recourse promissory notes	—	—	—	177
Amortization of deferred compensation associated with re-pricing	82	—	195	—
Charges related to options with accelerated vesting	—	—	—	27
Amortization of charges related to warrants or stock options issued to non-employees in conjunction with lease and debt agreements	15	47	75	148

Net non-cash charges related to equity issuances	$225	($3,207)	$704	$453

Cost of Goods Sold

     For the three months ended September 30, 2003, cost of goods sold was $1.8 million, of which $1.9 million represented materials, labor, production overhead, warranty and the costs of providing services, $0.1 million represented inventory written down and $0.2 million represented a credit associated with written-down inventory sold. For the three months ended September 30, 2002, cost of goods sold was $2.2 million, of which $2.9 million represented materials, labor, production overhead, warranty and the costs of providing services, $0.1 million represented inventory written down, $0.5 million represented a benefit from reversal of amortization of deferred compensation related to stock options granted to employees in manufacturing operations and $0.3 million represented a credit associated with written-down inventory sold.

     For the nine months ended September 30, 2003, cost of goods sold was $5.3 million, of which $5.6 million represented materials, labor, production overhead, warranty and the costs of providing services, $0.4 million represented charges resulting from reductions in inventory overhead capitalization rates, $0.1 million represented inventory written down and $0.8 million represented a credit associated with fully reserved inventory sold. For the nine months ended September 30, 2002, cost of goods sold was $11.6 million, of which $11.1 million represented materials, labor, production overhead, warranty and the costs of providing services, $1.5 million represented inventory written down, $0.1 million represented amortization of deferred compensation related to stock options granted to employees in manufacturing operations and $1.1 million represented a credit for written-down inventory sold.

Gross Profit

     For the three months ended September 30, 2003, gross profit was $2.2 million. For the three months ended September 30, 2002, gross profit was $3.0 million.

     For the nine months ended September 30, 2003, gross profit was $6.9 million. For the nine months ended September 30, 2002, gross profit was $6.8 million. The gross margin improvement from 37% to 56% was the result of $1.5 million of inventory written down in the first nine months of 2002 compared to $0.1 million in the first nine months of 2003, an increase in average selling price due the regional mix of sales and more favorable product configurations and reductions in maintenance contract support costs due to headcount reductions.

Research and Development Expenses

     Research and development expenses were $5.5 million and $4.1 million for the three months ended September 30, 2003 and 2002, respectively. This represents an increase of $1.4 million or 35%. This resulted primarily from an increase of $2.1 million in non-cash equity charges due to credits for the reversal of amortization of deferred compensation expense in excess of vesting in the third quarter of 2002 for employees who were terminated during that quarter. Expense for contractors and third-party consultants increased $0.5 million due primarily to outsourcing certain activities previously completed by regular employees beginning in the third quarter of 2003. Partially offsetting these increases, payroll-related expense declined $0.7 million reflecting lower headcount in the current period. Facilities and IT infrastructure expense declined $0.4 million as a result of reductions in workforce and square footage occupied. Other amounts netted to reduce expenses by an additional $0.1 million.

     Research and development expenses were $15.9 million and $27.2 million for the nine months ended September 30, 2003 and 2002, respectively. This represents a decrease of $11.3 million or 41%. Payroll-related expense declined $4.9 million reflecting lower headcount in the current period. Depreciation expense and expense related to CoSine product used in labs declined $4.4 million due to the reduced carrying value of assets resulting from impairment charges recorded in the second and third quarters of 2002. Facilities and IT infrastructure expense declined $2.3 million as a result of reductions in workforce and square footage occupied. Contractor and third party services expenses decreased $0.3 million due to fewer contractors and the termination of certain outside engineering arrangements. Travel & entertainment declined $0.2 million due to cost controls. Partially offsetting the expense reductions, non-cash charges related to equity issuances increased $0.7 million due to credits for the reversal of amortization of deferred compensation expense in excess of vesting in the first nine months of 2002 for employees who were terminated in the third quarter of 2002. Other amounts netted to reduce expenses an additional $0.1 million.

Sales and Marketing Expenses

     Sales and marketing expenses were $3.2 million and $5.7 million for the three months ended September 30, 2003 and 2002, respectively. This represents a decrease of $2.5 million or 44%. This resulted partly from payroll-related expense, which declined $2.0 million, primarily reflecting lower headcount in the current period. Facilities and IT infrastructure expense declined $0.4 million as a result of reductions in workforce and square footage occupied. Depreciation expense and expense related to CoSine product used in labs declined $0.4 million due primarily to the reduced carrying value of assets resulting from impairment charges recorded in the second and third quarters of 2002 and some assets becoming fully depreciated. Marketing spending on events and market development declined $0.4 million due to attending fewer tradeshows and cost saving measures. Travel expense declined $0.2 million due to cost saving measures and associated reductions in headcount. Partially offsetting these savings, non-cash charges related to equity issuances increased $0.6 million due to credits for the reversal of amortization of deferred compensation expense in excess of vesting in the third quarter of 2002 for employees who were terminated during that quarter. Absorption to cost of goods sold of spending to support maintenance contracts and warranty declined $0.3 million. Such support costs are initially charged to Sales and Marketing expense and subsequently reclassified to either cost of sales or the provision for warranty claims based on associated activity such as product return levels and technical support case data. Due primarily to a smaller customer installed base, activity associated with maintenance and warranty was less than in the prior year.

     Sales and marketing expenses were $10.3 million and $24.3 million for the nine months ended September 30, 2003 and 2002, respectively. This represents a decrease of $14.0 million or 58%. This resulted partly from payroll-related expense, which declined $8.2 million reflecting lower headcount in the current period. Depreciation expense and expense related to CoSine product used in labs declined $2.6 million due to the reduced carrying value of assets resulting from impairment charges recorded in the second and third quarters of 2002. Facilities and IT infrastructure expense declined $2.4 million as a result of reductions in workforce and square footage occupied. Travel expense declined $1.4 million due to cost saving measures and associated reductions in headcount. Marketing spending on events, collateral and public relations declined $1.2 million due to attending fewer tradeshows and to implementing cost saving measures. Freight and related postage expense declined $0.3 million due to cost saving measures. Other amounts netted to decrease expenses $0.1 million. Partially offsetting these expense reductions, expense absorption to support maintenance contracts and warranty was $1.6 million lower. Such support costs are initially charged to Sales and Marketing expense and subsequently reclassified to either cost of sales or the provision for warranty claims based on associated activity such as product return levels and technical support case data. Due primarily to a smaller customer installed base, activity associated with maintenance and warranty was less than in the prior year. Non-cash charges related to equity issuances increased $0.2 million due to credits for the reversal of amortization of deferred compensation expense in excess of vesting in the first nine months of 2002 for employees who were terminated in the third quarter of 2002. Contractor and third party consultant expense increased $0.2 million as a result of outsourcing certain services. Finally, recruiting expense increased $0.2 million due to certain select hiring in 2003.

General and Administrative Expenses

     General and administrative expenses were $1.8 million and $2.3 million for the three months ended September 30, 2003 and 2002, respectively. This represents a decrease of $0.5 million or 23%. This resulted partly from payroll-related expense, which declined $0.3 million reflecting lower headcount in the current period. Legal and accounting and audit services declined $0.3 million as a result of cost-saving measures. Taxes and filing fees declined $0.1 million. Communications expense declined $0.1 million due to lower phone and data services expense. Partially offsetting these expense reductions, non-cash charges related to equity issuances increased $0.2 million due to credits for the reversal of amortization of deferred compensation expense in excess of vesting in the third quarter of 2002 for employees who were terminated during that quarter. Facilities and IT infrastructure expense increased $0.1 million due to an increased proportion of space occupied by General and Administrative personnel as compared to other functions.

     General and administrative expenses were $5.6 million and $9.4 million for the nine months ended September 30, 2003 and 2002, respectively. This represents a decrease of $3.8 million or 40%. This resulted partly from payroll-related expense, which declined $1.8 million reflecting lower headcount in the current period. Depreciation expense declined $0.5 million due to the reduced carrying value of the underlying fixed assets resulting from impairment charges recorded in the second and third quarters of 2002. Non-cash charges related to equity issuances declined $0.5 million due to lower headcount and our use of an accelerated amortization method, which results in lower charges in each subsequent period. Legal and accounting and audit services declined $0.5 million as a result of cost-saving measures. Expense for taxes and filing fees declined $0.2 million. Bad debt expense declined $0.2 million as a result of lower revenue. Contractor and third party services expense declined $0.1 million as a result of lower activity and cost saving measures.

Restructuring and Impairment

May 2003 Restructuring

     In May 2003, our senior management communicated an additional reduction in its workforce related to employees in our European region. The employees were notified in May 2003 that their job functions would be eliminated and that termination benefits would be paid to them. As a result of the workforce reduction, two employees were designated for termination. Amounts related to the workforce reduction were paid through July of 2003. The restructuring program was an extension of the October 2002 restructuring, which was implemented to reduce operating expenses and conserve cash.

     Details of the May 2003 restructuring charges for the nine months ended September 30, 2003 are as follows, unaudited (in thousands):

Worldwide
workforce
reduction
Charges	$59
Cash payments	(59)

Provision balance at September 30, 2003	$—

March 2003 Restructuring

     In March 2003, our senior management communicated an additional reduction in its workforce related to the closure of a sales office in the Asia/Pacific Rim region. The employees were notified in March 2003 that their job functions would be eliminated and that termination benefits would be paid to them. As a result of the workforce reduction, three employees were designated for termination. Amounts related to the workforce reduction and the other items are expected to be paid through March of 2004. The restructuring program was an extension of the October 2002 restructuring, which was implemented to reduce operating expenses and conserve cash.

     Details of the March 2003 restructuring charges for the nine months ended September 30, 2003 are as follows, unaudited (in thousands):

	Worldwide	Lease
	workforce	termination
	reduction	and other	Total
Charges	$218	$17	$235
Cash payments	(184)	(4)	(188)
Non-cash items	—	(4)	(4)
Accrual adjustment	—	28	28

Provision balance at September 30, 2003	$34	$37	$71

October 2002 Restructuring

     In October 2002, our senior management approved a restructuring plan to reduce our worldwide workforce. Employees were notified in October 2002 that certain job functions would be eliminated and that particular termination benefits would be paid to affected employees. As a result of the workforce reduction, 73 employees were designated for termination in the restructuring program. Most of the terminations took place in the fourth quarter of 2002. The employees affected by the workforce reduction were from all functional groups and were located in offices in the United States, Europe and Asia. Amounts related to the worldwide workforce reduction were paid out through September of 2003. In addition, during the first quarter of 2003, we concluded negotiations to settle obligations associated with Redwood City, California leased facilities we exited during 2002 and made a payment of $8.1 million. The restructuring program was implemented to reduce operating expenses and conserve cash.

     Activity in the October 2002 restructuring accrual for the nine months ended September 30, 2003 is as follows, unaudited (in thousands):

	Worldwide	Lease
	workforce	termination
	reduction	and other	Total
Provision balance at December 31, 2002	$317	$8,159	$8,476
Cash payments	(333)	(8,138)	(8,471)
Non-cash items		(8)	(8)
Accrual adjustment	16	(13)	3

Provision balance at September 30, 2003	$—	$—	$—

May 2002 Restructuring and Impairment of Long-Lived Assets

     In May 2002, our senior management approved a restructuring plan to reduce our worldwide workforce, close certain sales offices, exit certain facilities and dispose of or abandon certain property and equipment. Employees were notified in May 2002 that certain job functions would be eliminated and that particular termination benefits would be paid to affected employees. As a result of the workforce reduction, 146 employees were designated for termination in the restructuring program. Most of the terminations took place in the second quarter of 2002, with the remainder taking place in the third quarter of 2002. The employees in the workforce reduction were from all functional groups and were located in offices in the United States, Europe and Asia. Amounts related to the worldwide workforce reduction were paid out through December of 2002, and lease commitments and non-cancelable commitments are being paid out over their respective terms through March 2004. We also wrote down certain property and equipment to its expected realizable value as the assets have been either sold, disposed of or otherwise abandoned. The restructuring program was implemented to reduce operating expenses and conserve cash.

     Activity in the May 2002 restructuring accrual for the nine months ended September 30, 2003 is as follows, unaudited (in thousands):

Lease
commitments
and other
Provision balance at December 31, 2002	$815
Cash payments	(523)
Accrual adjustment	26

Provision balance at September 30, 2003	$318

Impairment of Long-lived Assets

     As a result of our assessment of market conditions and the related effect on its business plan, we concluded that indicators of impairment of its long-lived assets were present during the second and third quarters of 2002. Accordingly, we performed an impairment test of the carrying value of its long-lived assets, consisting primarily of property and equipment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Based on an undiscounted cash flow analysis, the cash flows expected to be generated by CoSine’s long-lived assets during their estimated remaining useful lives are not sufficient to recover the net book value of the assets. Consequently, we obtained a valuation report outlining the estimated fair value of the assets, based on quoted market prices, from an independent appraiser and recorded an impairment charge of $15.5 million to write the carrying value of its long-lived assets held for use down to their fair values in the second and third quarters of 2002. In addition, property and equipment that was idled or abandoned was written down by approximately $3.2 million to its estimated net realizable value. We have concluded that no additional indicators of impairment were present in the first nine months of 2003.

Interest and Other Income

     For the three and nine months ended September 30, 2003, interest and other income was $0.1 million and $1.1 million, respectively, reduced from $0.9 million and $3.3 million for the three and nine months ended September 30,

2002, respectively. This reflects decreased interest income due to lower levels of cash and short-term investments and lower interest rates on invested amounts.

Interest Expense

     For the three and nine months ended September 30, 2003, interest expense was $25,000 and $0.2 million, respectively, reduced from $0.2 million and $0.8 million for the three and nine months ended September 30, 2002, respectively. The reduction reflects a decline in our debt.

Income Tax Provision

     The provisions for income taxes were $15,000 and $0.1 million for the three months ended September 30, 2003 and 2002, respectively, and $0.1 million and $0.4 million for the nine months ended September 30, 2003 and 2002, respectively, and were comprised entirely of foreign corporate income taxes, which are a function of our operation of subsidiaries in various countries.

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

Cash, Cash Equivalents and Short-Term Investments

     At September 30, 2003, cash, cash equivalents and short-term investments were $66.9 million. This compares with $101.5 million at December 31, 2002.

Operating Activities

     We used $29.5 million and $44.3 million of cash in operations for the nine months ended September 30, 2003 and 2002, respectively. The decrease in net cash used in operating activities was primarily the result of a decrease in operating expenses.

Investing Activities

     For the nine months ended September 30, 2003, we generated $42.6 million in cash from investing activities while for the nine months ended September 30, 2002, we used $5.6 million in cash from investing activities. The change reflects an increase of $47.2 million for net proceeds from the sale of short-term investments and a decrease in capital expenditures of $1.0 million.

Financing Activities

     For the nine months ended September 30, 2003 and 2002, $3.1 million and $3.9 million, respectively, were used in financing activities. This primarily reflects lower principal payments on working capital loans and capital leases, partially offset by lower collections from stock option exercises and proceeds from notes receivable from stockholders.

OUTLOOK

     Beginning in the 2001 fiscal year and continuing through the third quarter of the 2003 fiscal year, the telecommunications industry has experienced a significant downturn. The lack of capital availability for many emerging service providers, combined with the emphasis of larger service providers on reducing operating expenses, has caused a significant reduction in capital spending within the industry as a whole. This reduction has had a direct impact on our operations. We believe that capital spending within the telecommunications industry will recover in the long-term (two to five years). However, due to reductions in capital spending plans by our customers and uncertainty within the telecommunications industry, the outlook for growth in the remainder of 2003 is not favorable and the outlook for 2004 cannot be determined with certainty at this time. We anticipate that this capital spending trend will continue to have a substantial, adverse effect on our revenue growth for at least the remainder of the 2003 fiscal year. Because capital continues to be scarce, we believe that pricing will continue to be under pressure as each potential customer attempts to improve returns on invested capital. Until capital spending levels within the telecommunications industry begin to recover, we will focus our efforts on controlling costs and increasing our market share. However, there can be no assurance that we will succeed in meeting these objectives. In addition, because the market for network-based IP services is in the early stages of development, service provider demand for related products may fluctuate until service providers are able to further develop enterprise demand for such services and accelerate revenue growth from the sale of such services.

RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” — an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. The Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of FASB Interpretation No. 45 did not impact our financial results.

     In December 2002, the FASB issued Statement Number 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148). SFAS 148 amends Statement Number 123, “Accounting for Stock-Based Compensation,” (SFAS 123) to provide alternative methods of transition to the SFAS 123 fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. As permitted under SFAS 148, we adopted the disclosure provisions of that accounting standard and, accordingly, have included such disclosures in the financial statements for the three and nine months ended September 30, 2003.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” and a subsequent Modification in November 2003 which requires a company that has a controlling financial interest in a variable interest entity to consolidate the assets, liabilities and results of activities of the entity. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties. Interpretation No. 46 is applicable: (i) immediately for all variable interest entities created after January 31, 2003; or (ii) in the first fiscal year or interim period beginning after December 15, 2003 for those created before February 1, 2003. We have not created any variable entities since January 31, 2003 and do not have any investments acquired prior to February 1, 2003 that are variable interest entities; accordingly, adoption of FASB Interpretation No. 46 will not have a material impact on our financial statements.

     In May 2003, the FASB issued Statement Number 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 generally requires liability classification for two broad classes of financial instruments: (1) instruments that represent, or are indexed to, an obligation to buy back the issuer’s shares, and (2) obligations that can be settled in shares, but are subject to certain conditions. SFAS 150 applies to all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. As we have not created or modified any financial instruments since the effective date of SFAS 150, we do not believe this Statement will have a material impact on our financial statements.

RISK FACTORS

     The following discussion describes certain risk factors related to our business as well as to our industry in general.

We have a history of losses that we expect will continue, and if we never achieve profitability we may cease operations.

          At September 30, 2003, we had an accumulated deficit of $468.3 million. We have incurred net losses since our incorporation. We cannot be certain that our revenue will grow or that we will generate sufficient revenue to become profitable. If we do not achieve profitability, we may cease operations.

Due to our losses, we could lose major opportunities with large service providers who are concerned with our long-term financial viability.

          Many large telecommunications service providers purchase capital equipment from vendors with a history of successful operations including positive cash flow. Our history of losses and use of cash in operations may cause certain service providers to decide not to purchase our equipment because of concerns regarding our long-term financial viability and our ability to support their businesses. Unless we can generate positive cash flows by either increasing revenues and/or decreasing costs, concerns regarding our long-term financial viability may cause some potential customers to purchase product from other larger, more established suppliers including Cisco Systems, Lucent Technologies, Nortel Networks, Alcatel, Ericsson, Siemens, and Juniper Networks.

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

          We face competition from companies in the network infrastructure market, including Cisco Systems, Lucent Technologies, Nortel Networks, Alcatel, Ericsson, Siemens, and Juniper Networks.

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

The market for managed network-based IP services is still in the early stages of growth. As a result, demand may fluctuate.

          The market for managed network-based IP services is still in the early stages of growth. We believe that the market for these services will grow, but the timing of this growth is linked to the development of this market by service providers and the growth of enterprise demand. Until the market develops further, demand may continue to fluctuate.

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

     A sensitivity analysis was performed on our September 30, 2003 investment portfolio based on a modeling technique that measures hypothetical fair market value changes that would result from a parallel shift in the yield curve of plus 100 basis points. Based on this analysis, a hypothetical 100 basis point increase in interest rates would result in a $127,000 decrease in the fair value of our investments in debt securities as of September 30, 2003.

Exchange Rate Sensitivity

     Currently, all of our sales and most of our expenses are denominated in United States dollars. Therefore, we have not engaged in any foreign exchange hedging activities to date.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer have evaluated our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q, and have concluded that such controls and procedures are effective.

(b)	During the three months ending September 30, 2003, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

     In June 2003, the plaintiffs in all of the cases presented a settlement proposal to all of the issuer defendants. Under the proposed settlement, the plaintiffs will dismiss and release all claims against participating issuer defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuer defendants in all of the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases, up to the limits of the applicable insurance policies. The Company will not be required to make any cash payments under the settlement, unless the Company’s insurer is required to pay on the Company’s behalf an amount that exceeds the Company’s insurance coverage. The Company does not believe that this circumstance will occur. In July 2003, a special committee of the Company’s Board of Directors approved the proposed settlement. The settlement is subject to acceptance by a substantial majority of the issuer defendants and execution of a definitive settlement agreement. The settlement is also subject to approval of the court. If the settlement is not consummated, the Company intends to defend the lawsuit vigorously. However, we cannot predict its outcome with certainty.

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

We have used approximately $176 million of the funds from the initial public offering to fund our operations. We expect to use the remaining net proceeds for general corporate purposes, to fund our operations, working capital and capital expenditures. Pending further use of the net proceeds, we have invested them in short-term, interest-bearing, investment-grade securities.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit Index on page 32.

(b)	Reports on Form 8-K.

On July 22, 2003, the Company issued a press release in which it reported earnings for the quarter ending June 30, 2003. A copy of such press release was furnished by the Company with a Form 8-K on July 22, 2003 as Exhibit 99.1.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSINE COMMUNICATIONS, INC.

	By:	/s/ Terry Gibson
Terry Gibson
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: November 12, 2003

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