Form 10-K
period 2003-12-31
COSINE COMMUNICATIONS INC
filed 2004-03-25
CIK 1060824

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
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

Common Stock, $.0001 Par Value

(Title of each class)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑

     The aggregate market value of the Common Stock held by non-affiliates of the Registrant (based on the closing price for the Common Stock on the Nasdaq National Market on June 30, 2003) was approximately $60,571,528.

     As of March 19, 2004, there were 10,173,879 shares of the Registrant’s Common Stock outstanding.

COSINE COMMUNICATIONS, INC.

FORM 10-K

Year Ended December 31, 2003

SAFE HARBOR STATEMENT UNDER

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      This annual report on Form 10-K contains forward-looking statements. We use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend” and similar expressions to identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the continued downturn in the telecommunications industry and slow development of the market for network-based IP services, failure to achieve revenue growth and profitability, product development, commercialization and technology difficulties, manufacturing costs, the impact of competitive products, pricing, changing customer requirements, timely availability and acceptance of new products, and changes in economic conditions in the various markets that we serve, all as are discussed in more detail in the section entitled “Risk Factors” on pages 29 through 35 of this report, as well as the other risk factors discussed in that section. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents that we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we file in fiscal year 2004.

PART I

Item 1.	Business

OVERVIEW

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

      Our Internet Protocol (IP) Service Delivery Platform consists of hardware elements: a chassis, including our IPSX 9500™ and IPSX 3500™ Service Processing Switches (IPSXs), and sub-systems known as our IP Service Generators (IPSGs) that support various IP services; and software elements consisting of our InVision™ Service Management software for network management and InGage™ Customer Network Management software.

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

      As businesses have become more dependent on the Internet and other data networks, they are increasingly seeking other communications services in addition to high-speed connectivity. To enable these services, a secure and reliable networking environment is required. The Internet, however, suffers from an inherent lack of security and dependability, which businesses have struggled to overcome by using technologies installed on customer premises equipment, or CPE. These technologies include firewalls, Denial of Service (DoS) mitigation, Public Key Infrastructure (PKI), VPNs with IPSec encryption (which is the masking of data for security purposes, or Multi-Protocol Label Switching (MPLS)). Businesses use additional CPE as more services are needed. This equipment can be costly to install and maintain, requiring large numbers of expensive networking personnel to manage. We believe that most businesses are having difficulty implementing these technologies and that many businesses are increasingly seeking to outsource IP services.

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

      Relocation of Customer Premises Equipment. While reducing the installation and management costs resulting from broad geographic dispersion of CPE, relocating this equipment to the service providers’ facilities does not fully address the remaining problems of CPE-based approaches. For example, this approach introduces costs associated with the need for large numbers of devices to be located in the already constrained space of the service providers’ facilities.

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

      We believe our products offer the following benefits for service providers and their customers:

•	the ability of service providers to increase revenue by delivering a variety of services to their customers;

•	faster availability of new services for delivery by service providers;

•	reduced operating expenses for service providers through automated delivery and customer activation, centralized billing and fewer on-site service calls;

•	the ability of service providers to attract new customers and reduce customer turnover;

•	the ability of subscribers to monitor and control their outsourced services;

•	reliability and scalability;

•	software-based network management capabilities for service providers and their customers; and

•	the ability to support and operate with existing network standards and applications.

STRATEGY

      Our objective is to become the leading supplier of carrier network equipment designed to deliver profitable applications and services seamlessly from within a service provider’s network. The key elements of our strategy are:

•	Work Closely with Customers to Facilitate New Services. We work closely with our customers to develop features to meet their complex and distinct needs. We believe that our customers’ input and cooperation are essential to the design of new features for our platform and its use in their networks.

•	Expand Sales, Distribution, Support and Service Capabilities. We have built a team of support and service professionals to assist our customers with the design, implementation and efficient operation of our platform within their networks. We intend to expand this capability by seeking additional reseller partners.

•	Develop New Technologies and Products. We have developed a fully distributed and virtualized hardware and software architecture that we believe will allow us to rapidly develop future products and enhancements. We intend to continue our significant investment in research and development to create new technologies and products.

•	Pursue Strategic Partners. We intend to expand our existing marketing, sales service and support capabilities through strategic relationships, mergers or acquisitions. We believe that working with companies that provide complementary products or services for intelligent data networks will assist us in bringing greater value to our customers.

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

      Our switch family is based on a computing architecture that allows distributed computing to occur simultaneously within a multi-processor system. This approach combines the computing power of multiple processing engines to deliver more performance than a single-processor architecture. This approach, which is designed to be scalable, allows additional processing resources (and thus subscriber service capacity) to be added to the platform as they are needed. This is in sharp contrast to edge routers with their centralized architecture which has a fixed ceiling of subscriber capacity and service processing performance power.

      IPSX Hardware Architecture. The IPSX hardware architecture involves two key design elements, our chassis design and our service generator design, that create a modular and flexible platform. We have two chassis designs: 1) the IPSX 9500, which provides a total of 26 slots, 13 in the front and 13 in the rear, and 2) the IPSX 3500, which provides eight slots.

      The IPSG is a self-contained subsystem that delivers computationally intense IP services such as VPNs and managed firewalls. It operates within CoSine’s IPSXs deployed at the edge of a carrier’s network. Each

IPSG is assembled with a combination of various processing engines and interface modules to provide specific functionality. The performance of our IPSGs is enhanced by CoSine-originated integrated circuits, our processing architecture and our IP Network Operating System (IPNOS™).

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

      InVision is designed for scalability to meet the needs of the largest service provider networks and conforms to the telecommunication industry network management standards. The InVision system runs on the Sun Solaris server and Microsoft Windows NT operating systems.

InGage Customer Network Management Software

      InGage is a network management software product that allows subscribers to manage their services through an interface that can be securely accessed through the Internet. InGage enables a subscriber to remotely manage services without affecting the services of any other subscriber and monitor the usage of various services.

SERVICE OFFERING EXAMPLES

      Our IP Service Delivery Platform can support the following network applications:

•	enterprise VPN service;

•	wholesale VPN service;

•	secure broadband service; and

•	combined traditional and IP networking service.

Enterprise Virtual Private Network Service

      Our platform is designed to enable service providers with IP backbone networks to offer their enterprise subscribers VPN services without the need for costly customer premises equipment. Using traditional connections, enterprise subscribers can access our IP Service Delivery Platform located at their service provider’s closest facility. Each IPSX acts as a private aggregation point for these connections and can provide secure routing services between all of a customer’s sites within a virtual network. Once the traffic reaches the IPSX, our IP Service Delivery Platform can provide encryption and authentication services. The traffic can then be securely transmitted less expensively over public IP networks or the Internet. In addition to encrypted VPN services, we also offer MPLS-based VPNs per the IETF standard RFC 2547.

Wholesale VPN Service

      A wholesale ISP that provides wholesale VPN and other services to regional ISPs can use our IP Service Delivery Platform to offer these regional ISPs services for resale to their subscribers. ISPs using CPE-based encryption cannot easily offer network-based services because traffic is encrypted on the customer’s premises before being sent to the network. Once encrypted by the customer, the service provider cannot interpret the contents of the packet and, as a result, cannot layer on any services.

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

Secure Broadband Service

      Broadband local access carriers installing digital subscriber line, or DSL, cable modem or broadband wireless data services control consumer and business access to the Internet and other data networks. These carriers are very often positioned to provide wholesale broadband access to their service provider customers. We believe that wholesale broadband connectivity is becoming a commodity, and these data carriers are seeking ways to lower costs of providing this connectivity and to increase revenues through services. Our platform is designed to enable broadband data carriers to provide traffic aggregation and service switching. Additionally, our platform potentially lowers the cost of operation for carriers by allowing them to transport the aggregated traffic over IP networks instead of using traditional connections to reach their wholesale customers.

      Our platform also gives data carriers and their service provider customers several new revenue-generating opportunities with the utilization of a network-based firewall to secure any kind of broadband access connection.

Combined Traditional and IP Networking Service

      Many traditional domestic and international carriers have invested in frame relay and asynchronous transfer mode, or ATM, network equipment. Frame relay is a data communications service that puts data into variable-sized units for transmission, while ATM is a communications switching technology that organizes data into standard-sized units for transmission. We believe that these networks and the enterprises using them will continue to grow. Large enterprise customers using these networks generally cannot afford to quickly transition their entire organization to a new IP-based network. Our platform is designed to enable traditional service providers to use their frame relay or ATM networks to obtain the benefit of IP services. We believe that this will enable service providers to pursue revenue opportunities from new services using their significant investments in equipment.

CUSTOMERS

      During the year ended December 31, 2003, we recognized revenue from 38 customers, of which Sprint and Nissho Corporation accounted for 41% and 12% of our revenue, respectively. Geographically, our revenue was distributed as follows: Asia/ Pacific 35%; United States 47%; and Europe 18% (See Note 1 of the Notes to the Consolidated Financial Statements). Japan and Korea accounted for 20% and 12% of our revenue, respectively.

      Currently a small number of customers account for a substantial portion of our revenues, and the loss of any one customer can have a material impact on our results of operations.

SALES AND MARKETING

      We sell our products through our direct sales organization and resellers targeting specific countries. At December 31, 2003, we had 30 people in our sales and marketing organization.

      We continue to devote a significant portion of our sales and marketing resources to customer evaluations and trials. The extensive capabilities of our IP Service Delivery Platform, the complexity of the networks in which it is installed and the stability and performance requirements of our customers frequently result in extended test and trial periods. Because of the complex nature of the testing process for our products and the equipment required, we often assist prospective customers with test and trial initiatives in order to facilitate their purchase decisions for our products. These evaluations and trials generally last between three and 12 months, depending on the size and complexity of the customer’s planned deployment of the CoSine platform. Trials and evaluations may consist of, but are not limited to, the following:

•	Customer visits to our sales laboratory in Redwood City, California;

•	Laboratory visits and trials with CoSine systems that are shipped to customers’ laboratory sites and/or customer network points of presence for field testing; and

•	Field trials with multiple CoSine systems for large carriers to validate CoSine’s platform in the prospective customer’s global network.

      Evaluations and trials generally last longer for larger carriers who have more extensive networks, due to the rigorous testing they typically perform and the complexity of integrating any new technology into a large network. In general, field evaluations also last significantly longer than laboratory visits and involve greater support from CoSine sales and services personnel.

Direct Sales

      Our direct sales organization is divided into three regions — North America, Asia Pacific and Europe — and concentrates on network service providers offering IP-based services. Account managers focus on selling to large individual customers and to select high-end resellers that specialize in offering solutions to the carrier market. Account managers work with our customer services organization and our systems engineering group to provide customers with network design and build-out proposals. Account managers are directed by regional Vice Presidents, or General Managers, who report directly to the Senior Vice President of Worldwide Sales.

      As part of our direct sales model, we use our field sales, engineering and executive personnel to establish multiple contacts within a potential customer’s business organization. We believe that developing and maintaining ongoing relationships with key individuals in our customers’ engineering, operations, marketing and executive departments is important to our success.

International Sales and Resellers

      We have sales offices in a total of five countries in Europe, Asia and North America. For customers in countries in which we have local offices, most of our sales transactions are conducted directly with the customer. However, if the customer prefers to make a purchase through a reseller with which the customer has an established relationship, we may conduct business through the reseller. In countries in which we do not have a local sales office, our sales transactions are typically conducted through resellers.

CUSTOMER SERVICE AND SUPPORT

      Customer service and support play a key role in ensuring our customers’ success in using the IP Service Delivery Platform. The goal of our service organization is to assist service providers to generate sustainable new revenue in a short period of time. We seek to achieve this goal by providing a comprehensive set of service offerings starting with network architecture, design and installation, through product support. Our support offerings include hardware and software warranty services, access to our technical assistance center, on-site network engineers and technical information and assistance.

      Our professional services include consulting offerings designed to support service providers from initial planning through implementation and ongoing operation. Our network engineers and consultants are skilled in network design and architecture, VPN technologies, IP security, IP routing protocols and network performance and availability.

      At December 31, 2003, we had 11 employees in our customer service and support organization.

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

      At December 31, 2003, we had 78 employees in our research and development group. Since April of 2001, we have had several restructurings in order to reduce our operating expenses. These restructurings involved significant reductions in our workforce, including our research and development group. These reductions have required us to prioritize our research and development objectives and to focus on enhancement of the performance of our platform and the development of features that are most important to our core customer base.

      Our research and development expenses, including non-cash charges related to equity issuances, totaled $21.8 million, $32.4 million and $66.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

MANUFACTURING

      We outsource the manufacture of our IPSG, interface modules and chassis to two contract manufacturers. Our primary contract manufacturer — Solectron Corporation — procures raw materials, assembles our printed circuit boards, and builds and test the IPSGs and interface configurations used in our products. Raw materials consist of electronic components from various manufacturers. Prior to our making new products generally available to customers, we occasionally purchase electronic components directly from manufacturers and then transfer the components to Solectron for assembly and test into finished products. Sonic

Manufacturing Corporation procures raw materials and assembles and tests all chassis used in our products. The IPSGs, interface modules and chassis assemblies are delivered to our Redwood City, California facility, where we perform system build, system test, packing and shipment. Our contract manufacturers produce our products within 30 miles of our Redwood City facility. All contract manufacturing is done pursuant to a rolling 4-quarter forecast submitted by CoSine.

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

      At December 31, 2003, we had 10 employees in our manufacturing operations group.

BACKLOG

      Our backlog includes purchase orders from customers with approved credit status, representing products and services we plan to deliver within 12 months, plus our current balance of deferred revenue. At December 31, 2003, 2002 and 2001, our backlog totaled $3.5 million, $1.4 million and $4.4 million, respectively. We expect most of the orders in our backlog as of December 31, 2003 to be filled in 2004.

      After the successful completion of a customer evaluation and trial, there is generally a short time between order and shipment. In addition, customers occasionally change delivery schedules or cancel orders. We do not believe that backlog as of a particular date is necessarily indicative of future revenues for any particular period. However, we expect that most of our future sales will come from repeat business from existing customers as well as the successful completion of customer evaluations and trials.

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

      In specific service areas, our competitors include Alcatel, Cisco, Lucent, Nortel, Siemens, Redback and Juniper. Our competitors market and sell products that offer VPN and firewall capabilities. These competitors and other new entrants are developing new infrastructure solutions for use within a service provider’s network. In general, we are seeing increasing competition from suppliers of conventional routers who are attempting to offer value-added services at the network edge.

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

INTELLECTUAL PROPERTY

      Our IPNOS, InVision and InGage software were developed internally and are protected by United States and foreign copyright laws. Our IP Service Delivery Platform system architecture and hardware were developed internally, and we own rights to the core interfaces and protocols between subsystems, which are the subject of pending United States patent applications. As of March 14, 2004, we have a total of 21 patent applications pending in the United States relating to the design of our products, four PCT patent applications pending and a patent application pending in each of Japan and the European Union.

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

EMPLOYEES

      As of December 31, 2003, we had 148 full-time employees, 78 of whom were engaged in research and development, 30 in sales and marketing, 19 in general corporate, finance and administration, 11 in customer support and 10 in manufacturing. None of our employees is represented by a labor union. None of our officers or key employees is bound by an employment agreement for any specific term. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

      In addition we utilize contractors based in India for certain software development and maintenance functions.

EXECUTIVE OFFICERS

      The names of our executive officers and their ages, titles and biographies as of March 25, 2004 appear below.

Name	Age	Position

Stephen Goggiano	51	President and Chief Executive Officer
Terry Gibson	50	Executive Vice President and Chief Financial Officer
Jerry Jalaba	48	Senior Vice President of Worldwide Sales

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

      Terry Gibson has served as Executive Vice President and Chief Financial Officer since joining CoSine in January 2002. Prior to joining CoSine, Mr. Gibson served as Chief Financial Officer of Calient Networks, Inc. from May 2000 through December 2001. He served as Chief Financial Officer of Ramp Networks, Inc. from March 1999 to May 2000 and as Chief Financial Officer of GaSonics, International from June 1996 through March 1999. He also served as Vice President and Corporate Controller of Lam Research Corporation from February 1991 through June 1996. Mr. Gibson holds a B.S. in Accounting from the University of Santa Clara.

      Jerry Jalaba has served as Senior Vice President of Sales since joining CoSine in August 2003. Prior to joining CoSine, Mr. Jalaba served as Vice President, Worldwide Sales and Support of Filanet/ Uroam from September 2001 to June 2003. From November 2000 to July 2001, he served as Vice President, Enterprise Solutions Group of Palm. From January 2000 to October 2000, he served as Senior Vice President, Worldwide Sales, Service and Marketing of Ramp Networks. From June 1998 to November 1999, he served as Vice President, Sales and Service of Vertical Networks. From April 1993 to June 1998 he worked at 3Com Corporation, where he served in various senior sales positions, including Vice President of Worldwide Sales Operations and Vice President of Enterprise Sales, North America. Prior to 3Com Corporation, he spent 13 years at IBM where he held several sales, marketing and network consulting roles. Mr. Jalaba holds a B.S. from the Massachusetts Institute of Technology and an MBA from the University of Southern California.

AVAILABLE INFORMATION

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

      CoSine leases approximately 48,000 square feet of office and manufacturing space in Redwood City, California under an operating lease that expires in December 2011. Additionally, CoSine maintains sales offices in France, the United Kingdom, Japan, Korea and other regions of the United States. We believe the space will be sufficient for our current and anticipated needs through at least December 2004.

Item 3.	Legal Proceedings

      On November 15, 2001, CoSine and certain of its officers and directors were named as defendants in a securities class action lawsuit filed in the United States District Court, Southern District of New York. The complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in CoSine’s initial public offering. The complaint brings claims for the violation of several provisions of the federal securities laws against those underwriters, and also against the Company and each of the directors and officers who signed the registration statement relating to the initial public offering. Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 250 other companies. The lawsuit and all other “IPO allocation” securities class actions currently pending in the Southern District of New York have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings. In October 2002, the individual defendants were dismissed without prejudice pursuant to a stipulation. The issuer defendants filed a coordinated motion to dismiss on common pleading issues, which the Court granted in part and denied in part in an order dated February 19, 2003. The Court’s order dismissed the Section 10(b) and Rule 10b-5 claims against the Company but did not dismiss the Section 11 claims against the Company.

      In June 2003, the plaintiffs in all of the cases presented a settlement proposal to all of the issuer defendants. Under the proposed settlement, the plaintiffs will dismiss and release all claims against participating issuer defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuer defendants in all of the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases, up to the limits of the applicable insurance policies. The Company will not be required to make any cash payments under the settlement, unless the Company’s insurer is required to pay on the Company’s behalf an amount that exceeds the Company’s insurance coverage. The Company does not believe that this circumstance will occur. In July 2003, a special committee of the Company’s Board of Directors approved the proposed settlement. The settlement is subject to acceptance by a substantial majority of the issuer defendants, and execution of a definitive settlement agreement. The settlement is also subject to approval of the court, which cannot be assured. If the settlement is not consummated, the Company intends to defend the lawsuit vigorously. However, we cannot predict its outcome with certainty. If we are not successful in our defense of this lawsuit, we could be forced to make significant payments to the plaintiffs and their lawyers, and such payments could have a material adverse effect on our business, financial condition and results of operations if not covered by our insurance carrier. Even if these claims are not successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business, results of operations and financial position.

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

      There were no matters submitted to a vote of security holders during the quarter ended December 31, 2003.

PART II

Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters

      Our common stock has been traded on the Nasdaq National Market under the symbol COSN since our initial public offering in September 2000. Prior to that time there was no public market for our common stock. According to the records of our transfer agent, at March 18, 2004 we had approximately 302 shareholders of record. At that date there were approximately 7,707 beneficial owners of our common stock.

      The following table sets forth the high and low sales price of our common stock in the years ended December 31, 2003 and 2002, retroactively adjusted for the September 17, 2002 1-for-10 reverse stock split. All share and per share information in this Form 10-K have been restated to reflect this reverse stock split.

	High	Low

2003
First quarter	$5.98	$4.23
Second quarter	$6.50	$4.21
Third quarter	$7.07	$5.50
Fourth quarter	$8.11	$6.14
2002
First quarter	$21.50	$10.10
Second quarter	$11.60	$4.00
Third quarter	$5.40	$2.29
Fourth quarter	$7.60	$1.91

Equity Compensation Plan Information

      The information required under Section 201(d) of Regulation S-K is set forth in Item 12 of this report.

Dividend Policy

      To date we have not declared or paid any cash dividends on our common stock. Our current policy is to retain future earnings, if any, for use in the operations and expansion of the business, and we do not anticipate paying any cash dividends in the foreseeable future.

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

      We have used approximately $185 million of the funds from the initial public offering to fund our operations. We expect to use the remaining net proceeds for general corporate purposes, including funding our operations, our working capital needs and capital expenditures. Pending further use of the net proceeds, we have invested them in short-term, interest-bearing, investment-grade securities.

Item 6.	Selected Financial Data

      The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes. The selected consolidated statements of operations data for the years ended December 31, 2003, 2002 and 2001 and the selected consolidated balance sheet data as of December 31, 2003 and 2002, are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Form 10-K. The selected consolidated statement of operations data for the fiscal years ending prior to December 31, 2001, and the selected consolidated balance sheet data prior to December 31, 2002, are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The historical results presented below are not necessarily indicative of future results.

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$14,621	$23,632	$34,293	$31,107	$—
Cost of goods sold	6,765	13,807	30,214	23,926	—

Gross profit	7,856	9,825	4,079	7,181	—

Operating expenses:
Research and development	21,756	32,396	66,091	91,180	27,336
Sales and marketing	13,808	28,271	60,000	53,625	6,077
General and administrative	7,226	10,959	23,525	24,441	4,980
Restructuring and impairment charges	336	34,538	8,991	—	—

Total operating expenses	43,126	106,164	158,607	169,246	38,393

Loss from operations	(35,270)	(96,339)	(154,528)	(162,065)	(38,393)

Other income (expense):
Interest income	1,296	3,535	11,086	8,060	1,250
Interest expense	(224)	(966)	(1,675)	(1,866)	(599)
Other	(447)	313	(299)	9	21

Total other income (expense)	625	2,882	9,112	6,203	672

Loss before income tax provision	(34,645)	(93,457)	(145,416)	(155,862)	(37,721)
Income tax provision	287	509	837	264	—

Net loss	(34,932)	(93,966)	(146,253)	(156,126)	(37,721)
Deemed dividend to series D preferred stockholders	—	—	—	(2,500)	—

Net loss allocable to common stockholders	$(34,932)	$(93,966)	$(146,253)	$(158,626)	$(37,721)

Basic and diluted net loss per common share	$(3.57)	$(9.72)	$(15.09)	$(52.27)	$(74.99)

Shares used in computing basic and diluted net loss per common share	9,791	9,670	9,695	3,035	503

	December 31,

	2003	2002	2001	2000	1999

	(In thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$57,752	$101,467	$164,878	$288,282	$54,586
Working capital	59,705	91,868	163,424	283,027	49,584
Total assets	73,426	119,561	221,203	353,928	66,070
Working capital loans	—	131	1,992	4,541	6,037
Accrued rent	2,078	2,069	2,556	2,154	1,648
Long-term capital lease obligations	—	—	1,905	5,391	—
Other long-term liabilities	—	—	11	132	222
Redeemable convertible preferred stock	—	—	—	—	89,388
Total stockholders’ equity (net capital deficiency)	61,174	93,481	187,065	304,763	(38,374)

Quarterly financial information (unaudited):

	2002				2003

	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	Quarter	Quarter(1)	Quarter(1)	Quarter(1)	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)
Revenue	$7,093	$6,066	$5,245	$5,228	$2,206	$6,014	$4,024	$2,377
Gross profit	3,726	78	3,014	3,007	715	2,822	1,798	1,430
Net loss	(22,955)	(44,748)	(9,014)	(17,249)	(8,864)	(7,716)	(8,184)	(10,168)
Basic and diluted net loss per share	$(2.31)	$(4.63)	$(0.93)	$(1.78)	$(0.91)	$(0.79)	$(0.84)	$(1.03)

(1)	Includes restructuring and impairment charges of $24.0 million in the second quarter of 2002, restructuring charges of $0.7 million in the third quarter of 2002 and restructuring charges of $9.8 million in the fourth quarter of 2002.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      The market for our IP Service Delivery Platform is still in the early stages of development, and the volume and timing of orders are difficult to predict. A customer’s decision to purchase our platform typically involves a significant commitment of its resources and a lengthy evaluation, testing and product qualification process. The long sales cycles and the timing of our customers’ rollout of services made possible by our platform, which affects repeat business, may cause our revenue and operating results to vary significantly and unexpectedly from quarter to quarter. While we believe that the market for network-based IP services will continue to grow and represents a significant opportunity, we have not generated sufficient revenue to fund our operations. We believe that we have a technically strong product that can deliver IP services at a lower cost than competing products. However, we must increase our revenue in the short term in order to reduce our cash consumption and remain a viable and competitive supplier.

      Management’s overview of the Company’s position is discussed in more detail in the “Outlook” section on page 28 and the “Liquidity” section on page 26.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

      Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, inventory valuation, long-lived assets, warranties and equity issuances. Additionally, the audit committee of our board of directors reviews these critical accounting estimates at least annually. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for certain judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

      The following accounting policies are significantly affected by the judgments and estimates we use in the preparation of our consolidated financial statements.

Revenue Recognition

      Most of our sales are generated from complex arrangements. Recognizing revenue in these arrangements requires our making significant judgments, particularly in the areas of customer acceptance and collectibility.

      Certain of our sales arrangements require formal acceptance by our customers. In such cases, we do not recognize revenue until we have received formal notification of acceptance. Although we work closely with our customers to help them achieve satisfaction with our products prior to and after acceptance, the timing of customer acceptance can greatly affect the timing of our revenue.

      While the end user of our product is normally a large network service provider, we also sell product and services through small resellers and to small network service providers in Asia, Europe and North America. To recognize revenue before we receive payment, we are required to assess that collection from the customer is probable. If we cannot satisfy ourselves that collection is probable, we defer revenue recognition until we have collected payment.

Allowance for Doubtful Accounts

      We maintain allowances for doubtful accounts in connection with estimated losses resulting from the inability of our customers to pay our invoices. In order to estimate the appropriate level of this allowance, we analyze historical bad debts, customer concentrations, current customer credit-worthiness, current economic trends and changes in our customer payment patterns. In future periods, if the financial condition of our customers were to deteriorate and affect their ability to make payments, additional allowances may be required.

Inventory Valuation

      In assessing the value of our inventory, we are required to make judgments about future demand and then compare that demand with current inventory quantities and firm purchase commitments. If our inventories and firm purchase commitments are in excess of forecasted demand, we write down the value of our inventory. We generally use a 12-month forecast to assess future demand. Inventory write-downs are charged to cost of sales. During 2003, we charged $0.2 million of inventory write-downs and $0.1 million of excess purchase commitments to cost of sales primarily as the result of reduced forecasted demand for certain of our components and we sold $0.9 million of previously written-down inventory. If actual demand for our products is less than our forecasts, additional inventory write-downs may be required.

Long-lived assets

      We evaluate the carrying value of long-lived assets, consisting primarily of property, plant and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In assessing the recoverability of long-lived assets, we compare the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, the assets will be written down to their estimated fair value. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based on our weighted average cost of capital or specific appraisal, as appropriate. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of overall market conditions and our participation in the market. Changes in these estimates could have a material adverse effect on the assessment of the long-lived assets such that we may be required to record further asset write-downs in the future. We had no impairment charges in 2003 or 2001. During 2002, we charged $18.8 million to operating expenses as a result of impairments.

Warranties

      We provide a basic limited warranty, including repair or replacement of parts, and technical support. The specific terms and conditions of those warranties vary depending on the customer or region in which we do business. We estimate the costs that may be incurred under our basic limited warranty and record a liability in the amount of such costs at the time product revenue is recognized. Our warranty obligation is affected by the number of installed units, product failure rates, materials usage and service delivery costs incurred in correcting product failures. Each quarter, we assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. In future periods, if actual product failure rates, materials usage or service delivery costs differ from our estimates, adjustments to cost of sales may result.

Impact of Equity Issuances on Operating Results

      Equity issuances have a material impact on our operating results. The equity issuances that have affected operating results to date include warrants granted to customers and suppliers, stock options granted to employees and consultants, stock issued in lieu of cash compensation to suppliers and re-priced stock options.

      Our revenue in 2001 was affected significantly by warrants issued to our first three customers, Qwest Communications International, Inc., AduroNet Limited and Broadband Office, Inc. These warrants were issued upon receipt of substantial purchase orders in 2000 which were preceded by a period of cooperation with us in the marketing, development and refinement of our products. Our revenue from these customers consisted of receipts from sales, including equity issued in connection with sales, less receipts for equity issued in connection with sales. As of December 31, 2001, the value of the warrants granted to these customers was fully amortized and as a result, our revenue in 2003 and 2002 was not affected by the value of warrants granted to customers.

      Our cost of goods sold, operating expenses and interest expense were also affected significantly in 2001 by charges related to warrants and options issued for services. Furthermore, some of our employee stock option transactions have resulted in deferred compensation, which is presented as a reduction of stockholders’ equity on our balance sheet and is amortized over the vesting period of the applicable options using the graded vesting method.

      The deferred compensation and amortization associated with shares and options relating to the following transactions is required to be re-measured at the end of each accounting period, based on the current stock price. The re-measurement at the end of each accounting period will result in unpredictable charges or credits in future periods, depending on future fluctuations in the market prices of our common stock:

•	Non-recourse promissory notes receivable: During the fourth quarter of 2000, we converted full-recourse promissory notes received from employees upon the early exercise of unvested employee stock options to non-recourse obligations. Accordingly, we are required to re-measure the compensation associated with these shares until the earlier of repayment of the note or default. Deferred compensa-

tion expense, which is recorded at each re-measurement, is amortized over the remaining vesting period of the underlying options.

•	Re-priced stock options: In November 2002, we re-priced 1,091,453 outstanding employee stock options to purchase shares of our common stock with original exercise prices ranging from $5.45 per share to $159.38 per share. These options were re-priced to $5.00 per share, which was higher than the fair market value of the underlying shares on the re-pricing date. In July 2001, we re-priced 722,071 unexercised employee stock options to $15.50 per share, the fair market value of the underlying shares on the re-pricing date. These options had previously been granted at prices ranging from $40.00 to $400.00 per share. Compensation will be re-measured for these options until they are exercised, canceled, or expire. At December 31, 2003, 603,411 stock options re-priced in November 2002 were still outstanding.

      Some of the stock options granted to our employees have resulted in deferred compensation as a result of stock options having an exercise price below their estimated fair value. Deferred compensation is presented as a reduction to stockholders’ equity on the balance sheet and is then amortized using an accelerated method over the vesting period of the applicable options. When an employee terminates, an expense credit is recorded for any amortization that has been previously recorded as an expense in excess of vesting.

RESULTS OF OPERATIONS

      For the years ended December 31, 2003, 2002 and 2001, we reported basic and diluted net losses per share of $3.57, $9.72 and $15.09, respectively. Charges related to equity issuances to customers, suppliers, employees and consultants increased net loss per share by $0.13 for the year ended December 31, 2003, decreased net loss per share by $0.03 for the year ended December 31, 2002 and increased net loss per share by $3.62 for the year ended December 31, 2001. All per share amounts have been restated to reflect our 1-for-10 reverse stock split, effected in September 2002.

Revenue

      The majority of our revenue is recognized from the sale of our IP Service Delivery Platform and subsequent service support arrangements. We recognize product revenue at the time of shipment, assuming that persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collection is probable, unless we have future obligations for installation or require customer acceptance, in which case revenue is deferred until these obligations are met. Our product incorporates software that is not incidental to the related hardware and, accordingly, we recognize revenue in accordance with the American Institute of Certified Public Accountants issued Statement of Position 97-2 “Software Revenue Recognition.” For arrangements that include the delivery of multiple elements, the revenue is allocated to the various products based on “vendor-specific objective evidence of fair value” (VSOE). We establish VSOE based on either the price charged for the product when the same product is sold separately or for products not yet sold separately, based on the list prices of such products individually established by management with the relevant authority to do so.

      Revenue from perpetual software licenses is recognized upon shipment or acceptance, if required. Revenue from one-year term licenses is recognized on a straight-line basis over the one-year license term. Post-delivery technical support, such as on-site service, phone support, parts and access to software upgrades, when and if available, is provided under separate support services agreements. In cases where the support services are sold as part of an arrangement including multiple elements, we allocate revenue to the support service based on the VSOE of the service and recognize it on a straight-line basis over the service period. Revenue from consulting and training services is recognized as the services are provided.

      Amounts billed in excess of revenue recognized are included as deferred revenue in the accompanying consolidated balance sheets.

      Revenue from customers by geographic region for the years ended December 31, 2003, 2002 and 2001 was as follows, in thousands:

	2003	%	2002	%	2001	%

United States	$6,808	47%	$8,423	36%	$7,457	22%
Asia/ Pacific	5,137	35	9,483	40	11,623	34
Europe	2,676	18	5,726	24	15,213	44

Total revenue	$14,621	100%	$23,632	100%	$34,293	100%

      Hardware, software and service revenue for the years ended December 31, 2003, 2002 and 2001 was as follows, in thousands:

	2003	%	2002	%	2001	%

Hardware	$11,352	78%	$18,753	79%	$23,699	63%
Software	451	3	1,870	8	3,299	9
Services	2,818	19	3,009	13	10,298	28

Receipts from sales, including equity issued in 2000 in connection with purchase orders	14,621	100%	23,632	100%	37,296	100%

Less: receipts for equity issued in 2000 in connection with purchase orders	—		—		3,003

Total revenue	$14,621		$23,632		$34,293

      In 2003, unit shipments declined. The decline reflects sales to fewer customers, as we have focused our sales efforts on certain large service providers. The decline also reflects lower sales to existing customers, due in part to the timing of their expansion plans. Partially offsetting this decline, our average selling price improved in 2003 as compared to 2002 due to a favorable product and regional mix. Software revenue declined $1.4 million due to fewer new customers. We generally sell our primary software product, InVision, in our initial sale to new customers.

      Because the market for network-based IP services is in the early stages of development, service provider demand for our products may fluctuate until service providers are able to further develop enterprise demand for such services and accelerate revenue growth from the sale of such services. See “Outlook” section on page 28 and “Risk Factors” section on pages 29 to 35.

      We issued no warrants to customers during the years ended December 31, 2003, 2002 and 2001. At December 31, 2003, 2002 and 2001, there were no unamortized non-cash charges related to warrants issued to customers.

      As of December 31, 2003, 2002 and 2001, we deferred $3.5 million, $1.4 million and $2.7 million, respectively, of revenue from contracts that we immediately invoiced but which provide for subsequent customer acceptance, consulting services and post-contract support services.

Non-Cash Charges and Credits Related to Equity Issuances

      We amortized (benefited from) $1.3 million, ($0.3) million and $32.1 million of non-cash charges related to equity issuances to cost of goods sold, operating expenses and interest expense, for the years ended December 31, 2003, 2002 and 2001, respectively.

      Below is a reconciliation of non-cash charges related to equity issuances for the years ended December 31, 2003, 2002 and 2001, affecting our cost of goods sold, operating expenses and interest expense, in thousands:

	Year ended December 31,

	2003	2002	2001

Amortization of deferred compensation related to stock options granted to employees prior to our initial public offering having an exercise price below fair market value	$1,377	$7,273	$29,691
Credits related to the reversal of deferred stock compensation amortization in excess of vesting for terminated employees	(956)	(8,466)	(526)
Amortization of deferred compensation associated with non-recourse promissory notes	—	173	—
Amortization of deferred compensation associated with re-pricing	797	514
Charges related to options with accelerated vesting	1	27
Write-off of unamortized portion of BroadBand Office’s warrants due to their bankruptcy	—	—	2,738
Amortization of charges related to warrants or stock options issued to non-employees in conjunction with lease and debt agreements	92	195	212

Net non-cash charges related to equity issuances	$1,311	$(284)	$32,117

      Equity-related charges, which are largely dependent on our quarterly stock price, may cause our expenses to materially fluctuate from quarter-to-quarter and year-to-year.

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

      For the year ended December 31, 2003, cost of goods sold was $6.8 million, of which $6.1 million or 90% represented materials, labor, production overhead and warranties, $0.7 million or 10% represented software royalties, $0.5 million or 7% represented reductions in overhead absorption rate for raw materials and semi-finished goods, $0.2 million or 3% represented inventory write-downs, $0.1 million or 2% represented non-cash charges related to equity issuances and ($0.9) million or (13%) represented the sale of previously written down inventory. For the year ended December 31, 2002, cost of goods sold was $13.8 million, of which $12.6 million or 92% represented materials, labor, production overhead and warranties, $1.5 million or 11% represented inventory write-downs, $1.0 million or 7% represented software royalties, ($0.1) million or (1%) represented non-cash credits related to equity issuances in manufacturing operations and ($1.2) million or (9%) represented the sale of previously written down inventory. For the year ended December 31, 2001, cost of goods sold was $30.2 million, of which $12.7 million or 41% represented materials, labor, production overhead and warranties, $12.3 million or 42% represented inventory write-downs, $2.3 million or 8% represented non-cash charges related to equity issuances in manufacturing operations and $2.9 million or 9% represented software royalties.

Gross Profit

      For the years ended December 31, 2003, 2002 and 2001, gross profit was $7.9 million, or 54% of revenue, $9.8 million, or 42% of revenue and $4.1 million, or 12% of revenue, respectively.

      The twelve percentage point improvement in gross margin for the year ended December 31, 2003 compared to the year ended December 31, 2002 was primarily the result of a ten percentage point reduction in materials, labor and product overhead costs as a percentage of sales. A lower provision for inventory write-downs additionally improved gross margin by five percentage points. The improvements were partially offset by a reduction in the inventory overhead rate on raw materials and semi-finished goods, which accounted for a three percentage point reduction in gross margin. Primarily accounting for the reduction in materials, labor and overhead cost as a percentage of sales were an increase in average selling price due to the regional mix of sales, more favorable product configurations and reductions in maintenance contract support costs due to headcount and overhead reductions.

      We expect our gross margin to be primarily affected by regional product mix and configurations, the volume of product sold and pricing pressures, the amount of excess inventory reserve charges and the amount of written-down inventory sold. The mix of products that our customers purchase is unpredictable and, because of lead times required to buy certain components and the timing of our customers’ orders, we purchase inventory based on forecasted demand. The amount of excess inventory purchase commitments and excess inventory charges related to on-hand inventory is dependent on us purchasing the correct mix of inventory. In addition, if our unit sales volumes are significantly lower than forecasted demand, excess inventory charges will result.

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

      Research and development expenses were $21.8 million, $32.4 million and $66.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      Research and development expense decreased $10.6 million or 33% in the year ended December 31, 2003, compared to the year ended December 31, 2002. This resulted partly from a $4.8 million reduction in salary and employee-related expenses reflecting a full year of lower headcount in 2003 following our May and October 2002 restructurings. Depreciation expense was $3.7 million lower due to the reduced carrying value of assets resulting from impairment charges recorded in the second and third quarters of 2002 (See Note 9 of the Notes to the Consolidated Financial Statements for further details). Facilities and information technology infrastructure costs were $2.6 million lower as a result of reductions in personnel and square footage occupied. Non-cash charges related to equity issuances were $1.0 million higher due to credits taken in 2002 for the reversal of amortization of deferred compensation in excess of vesting for employees who were terminated that year.

      Research and development expense decreased $33.7 million or 51% in the year ended December 31, 2002, compared to the year ended December 31, 2001. This resulted partly from a $14.9 million reduction in salary and employee-related expenses reflecting lower headcount in the current period. Non-cash charges related to equity issuances were lower by $11.2 million due to the reversal of amortization of deferred compensation in excess of vesting for employees who were terminated and our use of an accelerated amortization method for employee stock compensation, which results in lower charges in each subsequent period. Facilities and information technology infrastructure costs were $3.6 million lower as a result of reductions in personnel and square footage occupied. Depreciation expense was $2.9 million lower due to the reduced carrying value of assets resulting from impairment charges recorded in the second and third quarters of 2002 (See Note 9 of the Notes to the Consolidated Financial Statements for further details).

      Non-cash charges related to equity issuances were $0.6 million for the year ended December 31, 2003. Non-cash credits related to equity issuances were $0.4 million for the year ended December 31, 2002. Non-cash charges related to equity issuances were $10.8 million for the year ended December 31, 2001.

Sales and Marketing Expenses

      Sales and marketing expenses consist primarily of salaries and related expenses for personnel engaged in sales, marketing and customer evaluations, as well as the costs associated with customer evaluations and trials and other promotional and marketing expenses. We devote substantial sales and marketing resources to customer evaluations and trials. The complexity of our IP Service Delivery Platform and the networks in which it is installed and integrated may often require extensive evaluation periods and trials. These trials are conducted by our customers at customer-designated locations or within our sales laboratories and require support from our highly trained systems engineers and service and support personnel. These evaluations and trials generally take approximately three to 12 months. We anticipate that customer evaluations and trials will continue to require a substantial amount of our sales and marketing resources. We have also incurred non-cash charges related to equity issuances. Since April of 2001, we have had several restructurings in order to reduce our operating expenses. These restructurings involved significant reductions in our workforce, including our sales and marketing group. We will attempt to partially offset the effect of these reductions by establishing relationships with resellers in selected markets.

      Sales and marketing expenses were $13.8 million, $28.3 million and $60.0 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      Sales and marketing expense decreased $14.5 million or 51% in the year ended December 31, 2003, compared to the year ended December 31, 2002. This resulted partly from an $8.7 million reduction in salary and employee-related expenses reflecting a full year of lower headcount in the 2003 following our May and October 2002 restructurings and lower commission expense. Depreciation expense and expense related to CoSine product used in labs declined $2.8 million due primarily to the reduced carrying value of assets resulting from impairment charges recorded in the second and third quarters of 2002 and some assets becoming fully depreciated. Facilities and information technology infrastructure expense declined by $2.7 million as a result of reductions in personnel, square footage occupied and sales office rents. Travel expense declined $1.6 million due to cost saving measures and associated reductions in headcount. Marketing spending on events and market development declined $1.4 million due to attending fewer tradeshows and cost saving measures. Partially offsetting those savings, non-cash charges related to equity issuances increased $1.0 million due to credits for the reversal of amortization of deferred compensation expense in excess of vesting in 2002 for employees who were terminated during that year. Absorption to cost of goods sold of spending to support maintenance contracts and warranty declined $1.8 million. Such support costs are initially charged to Sales and Marketing expense and subsequently reclassified to either cost of sales or the provision for warranty claims based on associated activity such as product return levels and technical support case data. Due primarily to a smaller customer installed base, activity associated with maintenance and warranty was less than in the prior year.

      Sales and marketing expense decreased $31.7 million or 53% in the year ended December 31, 2002, compared to the year ended December 31, 2001. This resulted partly from a $13.6 million decrease in non-cash charges related to equity issuances due to the reversal of amortization of deferred compensation in excess of vesting for employees who were terminated and our use of an accelerated amortization method for employee stock compensation, which results in lower charges in each subsequent period. Salary and employee-related expenses were reduced by $9.2 million reflecting lower headcount in the current period and lower commission expense. Marketing program expense declined by $3.5 million due to cost saving measures. Travel expense declined by $2.2 million due to lower headcount and the implementation of cost saving measures. Evaluation unit and lab amortization expense declined by $1.8 million due to reduced trials and the reduced carrying value of assets resulting from impairment charges recorded in the second and third quarters of 2002 (See Note 9 of the Notes to the Consolidated Financial Statements for further details). Finally, facilities and information technology infrastructure expense declined by $1.7 million.

      Non-cash charges related to equity issuances were $0.1 million for the year ended December 31, 2003. Non-cash credits related to equity issuances were $0.9 million for the year ended December 31, 2002. Non-cash charges related to equity issuances were $12.7 million for the year ended December 31, 2001.

General and Administrative Expenses

      General and administrative expenses consist primarily of salaries and related expenses for executive, finance, legal, accounting and human resources personnel as well as other corporate expenses, including non-cash charges related to equity issuances.

      General and administrative expenses were $7.2 million, $11.0 million and $23.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      General and administrative expense decreased $3.8 million or 35% in the year ended December 31, 2003, compared to the year ended December 31, 2002. This resulted partly from payroll-related expense, which declined $1.8 million, reflecting a full year of lower headcount in the 2003 following our May and October 2002 restructurings. Depreciation expense declined $0.5 million due to the reduced carrying value of the underlying fixed assets resulting from impairment charges recorded in the second and third quarters of 2002. Legal, accounting and audit services declined $0.5 million as a result of cost-saving measures. Non-cash charges related to equity issuances declined $0.5 million due to lower headcount and our use of an accelerated amortization method, which results in lower charges in each subsequent period. Bad debt expense declined $0.4 million as a result of lower revenue and lower actual bad debt experience.

      General and administrative expense decreased $12.5 million or 53% in the year ended December 31, 2002, compared to the year ended December 31, 2001. This resulted partly from a $5.3 million decrease in non-cash charges related to equity issuances due to the reversal of amortization of deferred compensation in excess of vesting for employees who were terminated and our use of an accelerated amortization method for employee stock compensation, which results in lower charges in each subsequent period. Salary and employee-related expenses declined by $3.4 million reflecting lower headcount in the current period. Depreciation expense was lower by $1.8 million due to the reduced carrying value of assets resulting from impairment charges recorded in the second and third quarters of 2002 (See Note 9 of the Notes to the Consolidated Financial Statements for further details). Reduced use of outside professional services resulted in a decrease of $0.8 million.

      General and administrative non-cash charges related to equity issuances were $0.5 million, $0.9 million and $6.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      General and administrative expenses in 2004 may significantly increase due to costs related to the implementation of Section 404 of the Sarbanes-Oxley Act of 2002, which requires management to report on, and our auditors to attest to, our internal controls.

Restructuring and Impairment Charges

May and March 2003 Restructuring

      In May and March 2003, our senior management communicated additional reductions in our workforce related to employees in our European region and the closure of a sales office in the Asia/ Pacific Rim region. The employees were notified in May and March 2003 that their job functions would be eliminated and that termination benefits would be paid to them. As a result of the workforce reduction, five employees were designated for termination. Amounts related to the workforce reduction and the other items are expected to be paid through June of 2004. The restructuring programs were an extension of the October 2002 restructuring, which was implemented to reduce operating expenses and conserve cash.

      Activity related to the May and March 2003 restructuring for the year ended December 31, 2003 was as follows, (in thousands):

	Worldwide	Lease
	workforce	termination
	reduction	and other	Total

Charges	$277	$17	$294
Cash payments	(284)	(12)	(296)
Non-cash items	(20)	(4)	(24)
Accrual adjustment	75	(1)	74

Provision balance at December 31, 2003	$48	$—	$48

October 2002 Restructuring

      In October 2002, our senior management approved a restructuring program to reduce our worldwide workforce. Employees were notified in October 2002 that certain job functions would be eliminated and that particular termination benefits would be paid to affected employees. As a result of the workforce reduction, 73 employees were designated for termination in the restructuring program. Most of the terminations took place in the fourth quarter of 2002. The employees affected by the workforce reduction were from all functional groups and were located in offices in the United States, Europe and Asia. Amounts related to the worldwide workforce reduction were paid out through September of 2003. In addition, during the first quarter of 2003, we settled obligations associated with as leased facility in Redwood City, California that we exited during 2002 and made a payment of $8,104,000. The restructuring program was implemented to reduce operating expenses and conserve cash.

      Activity related to the October 2002 restructuring for the years ended December 31, 2003 and 2002 was as follows, (in thousands):

	Worldwide	Lease
	workforce	termination
	reduction	and other	Total

Charges	$1,945	$7,854	$9,799
Cash payments	(1,628)	—	(1,628)
Deposit forfeiture and deferred rent	—	305	305

Provision balance at December 31, 2002	$317	$8,159	$8,476

Cash payments	(310)	(8,112)	(8,422)
Accrual adjustment	(7)	(47)	(54)

Provision balance at December 31, 2003	$—	$—	$—

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

      Activity related to the May 2002 restructuring for the years ended December 31, 2003 and 2002 was as follows, (in thousands):

	Worldwide	Write-down of	Lease
	workforce	property and	commitments
	reduction	equipment	and other	Total

Charges	$3,660	$3,248	$2,318	$9,226
Cash payments	(3,660)	—	(1,503)	(5,163)
Non-cash charges	—	(3,248)	—	(3,248)

Provision balance at December 31, 2002	$—	$—	$815	$815

Cash payments			(677)	(677)
Non-cash charges	—	—	(42)	(42)
Accrual adjustment			22	22

Provision balance at December 31, 2003	$—	$—	118	118

Impairment of Long-lived Assets

      As a result of our assessment of market conditions and the related effect on its business plan, we concluded that indicators of impairment of its long-lived assets were present during the second and third quarters of 2002. Accordingly, we performed an impairment test of the carrying value of our long-lived assets, consisting primarily of property and equipment, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Based on an undiscounted cash flow analysis, the cash flows expected to be generated by our long-lived assets during their estimated remaining useful lives were not sufficient to recover the net book value of the assets. Consequently, we obtained a valuation report outlining the estimated fair value of the assets, based on quoted market prices, from an independent appraiser and recorded an impairment charge of $15,512,000 to write down the carrying value of our long-lived assets held for use to their fair values in the second and third quarters of 2002. In addition, property and equipment that was idled or abandoned was written down by approximately $3,248,000 to its estimated net realizable value.

April and September 2001 Restructuring

      In April and September of 2001, our senior management approved restructuring programs to reduce our worldwide workforce, close certain sales offices, exit certain facilities and idle certain property and equipment. Employees affected by the April 2001 program were notified and terminated in April 2001. With respect to the September 2001 program, notification was given to employees in September 2001 that certain job functions would be eliminated and that particular termination benefits would be paid to affected employees. The restructuring programs were implemented to reduce operating expenses and conserve cash.

      Activity related to the April and September 2001 restructuring for the year ended December 31, 2002 and 2001 was as follows (in thousands):

	Worldwide	Write-down of	Lease
	workforce	property and	commitments
	reduction	equipment	and other	Total

Charges	$3,496	$4,593	$902	$8,991
Cash payments	(3,155)	—	(135)	(3,290)
Non-cash charges	—	(4,593)	—	(4,593)

Provision balance at December 31, 2001	$341	$—	$767	$1,108

Cash payments	(341)	—	(767)	1,108

Provision balance at December 31, 2002	$—	$—	$—	$—

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

Interest Income and Other Income (Expense)

      For the year ended December 31, 2003, interest income and other income (expense) was $0.8 million, a decrease of $3.0 million when compared with the year ended December 31, 2002. For the year ended December 31, 2002, interest and other income (expense) was $3.8 million, a decrease of $7.0 million when compared with 2001. The year over year decreases reflect decreased interest income due to lower levels of cash and short-term investments and lower interest rates on invested amounts.

Interest Expense

      For the year ended December 31, 2003, interest expense was $0.2 million, a decrease of $0.8 million when compared with the year ended December 31, 2002. For the year ended December 31, 2002, interest expense was $1.0 million, a decrease of $0.7 million when compared with the year ended December 31, 2001. The year over year decreases reflect reduced equipment loans and capital leases.

Income Tax Provision

      Provisions for income taxes of $0.3 million, $0.5 million and $0.8 million for the years ended December 31, 2003, 2002 and 2001, respectively, were comprised entirely of foreign corporate income taxes, which are a function of our operations in subsidiaries in various countries. The provision for income taxes is based on income taxes on minimum profits the foreign operations generated for services they provided to us. Our tax expense for fiscal 2004 will continue to depend on the amount and mix of income derived from sources subject to corporate income taxes of foreign taxing jurisdictions.

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

LIQUIDITY AND CAPITAL RESOURCES

      Currently, we are not generating sufficient revenue to fund our operations. We expect our operating losses and net operating cash outflows to continue unless we are able to significantly increase our revenues, reduce our operating expenses or both. In April and September 2001, May and October 2002 and, to a lesser extent, in March and May 2003, we announced that we had adopted business plans to reduce our operating expenses to reflect current and expected business conditions. We cannot assure you that we will be able to decrease our operating expenses significantly below current levels and still remain a viable and competitive supplier.

      Based on our rate of quarterly cash consumption in 2003 of approximately $9 million (which excludes $8.1 million paid to settle a lease obligation related to facilities we exited in Redwood City, California), we believe that we possess sufficient liquidity and capital resources to fund our operations and working capital requirements for at least the next 12 months. However, because of our history of losses and use of cash in operations, certain of our existing and prospective customers may have concerns regarding our long-term financial viability and our ability to support their businesses, and as a result may choose to purchase equipment from other larger and more established suppliers. See “Risk Factors” on pages 29 – 35.

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

      We may seek to raise additional funds through debt or equity financing or from other sources. There can be no assurances that additional funding will be available at all, or that if available, such financing will be obtainable on terms favorable to us.

Cash, Cash Equivalents and Short-Term Investments

      At December 31, 2003, cash, cash equivalents and short-term investments were $57.8 million. This compares with $101.5 million at December 31, 2002.

Operating Activities

      We used $38.4 million in cash for operations for the year ended December 31, 2003, a decrease of $16.3 million from the amount used in 2002. Our $59.0 million decrease in net loss was partially offset by an increase in accrued expenses, a less favorable decrease in accounts receivable and lower non-cash expenses in 2003 compared to 2002. Items primarily contributing to the increase in accrued expense and lower non-cash charges include the following:

•	Accrued other liabilities declined $10.8 million, primarily as a result of paying down $9.4 million of restructuring expenses accrued in the 2002.

•	The net loss for the year ended December 31, 2002 included a non-cash write-down of $18.8 million for the impairment of fixed assets.

•	Depreciation expense declined $7.7 million due to the reduced carrying value of property and equipment resulting from impairment charges recorded in the second and third quarters of 2002 and some property and equipment becoming fully depreciated.

      We used $54.7 million in cash for operations for the year ended December 31, 2002, a decrease of $45.4 million from the amount used in 2001. The decrease in use of cash in 2002 was primarily the result of an improvement in working capital and a lower net loss. The working capital improvement was primarily due to reductions in accounts receivable, inventory and deferred revenue.

Investing Activities

      For the year ended December 31, 2003, investing activities provided $51.2 million in cash, an increase of $56.0 million over 2002. The increase in cash provided in 2003 was the result of an increase in proceeds from the sales and maturities of short-term investments compared over investment purchases.

      For the year ended December 31, 2002, we used $4.7 million in cash for investing activities, a decrease of $57.2 million over 2001. The decrease in cash provided in 2002 represents a reduction in proceeds from the sales and maturities of short-term investments partially offset by a reduction in capital expenditures.

Financing Activities

      For the year ended December 31, 2003, we used $2.4 million in cash from financing activities, or $2.9 million less than 2002. The reduction in cash used was primarily the result of lower principal payments on working capital loans and leases and higher proceeds from stock option exercises.

      For the year ended December 31, 2002, we used $5.2 million in cash from financing activities, an increase of $0.6 million from 2001. The increase in cash used resulted from reduced proceeds from issuances of common stock.

Contractual Obligations

      Our contractual obligations as of December 31, 2003 are as follows (in thousands):

		Due in	Due in 2005	Due in 2007	Due
	Total	2004	and 2006	and 2008	Thereafter

Equipment and working capital loans	$129	$129	$—	$—	$—
Operating lease obligations	19,548	2,647	4,667	4,714	7,520
Raw material components	1,390	1,390	—	—	—
Accrued severance-related restructuring charges	166	166	—	—	—
Royalty obligations	1,150	350	800	—	—

Total	$22,383	$4,682	$5,467	$4,714	$7,520

OUTLOOK

      Fourth Quarter 2003 revenue of $2.4 million marked a disappointing end to a challenging year. While our cost management and cash flow improvement actions yielded improvements from 2002 to 2003, we must drive significant, near-term revenue growth. Although capital spending in the telecommunications industry has begun to recover, the market for network-based IP services has continued to develop slowly. We see evidence that a number of major carriers will move to a network-based approach to IP services delivery. This trend is reflected in the expansion plans of our existing customers, as well as those of prospective customers. Our research and interaction with our carrier customers indicates that enterprise customers large and small are increasingly demanding low cost, secure, communications capabilities, along with value-added IP services such as IP Sec and MPLS VPN, Firewall and Dos Shield. Carriers, at the same time, are looking for ways to provide and scale such capabilities to serve hundreds or thousands of geographically dispersed users in a profitable manner. We believe that we have a strong, differentiated product that can deliver network-based IP services at a lower cost than the competitive alternatives.

      While we believe that the market for network-based IP services represents a significant opportunity, we recognize the need to increase revenues and decrease cash consumption in the short term. As of the filing date of this report, we believe that we cannot make further significant reductions in our operating expenses, and at the same time continue to win new business, support our existing customers and continue with the research and development necessary to compete effectively in our market. Therefore, we must achieve revenue growth in the near term by winning repeat business as our customers seek to expand their network-based IP service offerings and capturing new customers as they begin to enter this market. However, there can be no assurance that we will succeed in meeting these objectives. Our ability to achieve such revenue growth will depend, in part, on the rate of growth in enterprise adoption of the network-based IP services delivery model.

      Our ability to pursue new customers is constrained by the relatively small size of our sales force and the long sales cycle involved in the purchase of our products. Accordingly, the establishment of strategic reseller relationships is an important part of our strategy for 2004. By establishing these relationships, we can leverage the sales and support capabilities of these partners and thereby expand our potential market. In addition, we have evaluated a variety of different business scenarios and possible means for facilitating CoSine’s long-term success. We have explored, and will continue to explore, OEM relationships, strategic partner relationships, mergers and acquisitions as possible ways to facilitate CoSine’s long-term success and build shareholder value, and we use industry and financial experts to assist us in seeking and evaluating such opportunities.

Recent Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 addresses consolidation by business enterprises of variable interest entities. Under that interpretation, certain entities known as Variable Interest Entities (“VIEs”) must be consolidated by the primary beneficiary of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. We have not entered into any arrangements or made any investments which qualify as a VIE in the period after January 31, 2003 and therefore the initial implementation of FIN 46 had no impact on our financial statements. For VIEs acquired before February 1, 2003, we are required to apply the accounting and disclosure rules set forth in FIN 46 in the first quarter of 2004. We have determined that the adoption of FIN 46 will not have any impact on our financial statements.

      In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition.” SAB 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a material effect on our financial statements for the period ending December 31, 2003.

RISK FACTORS

      This report (including the “Outlook” section above) contains forward-looking statements. We use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend” and similar expressions to identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the continued downturn in the telecommunications industry and slow development of the market for network-based IP services, failure to achieve revenue growth and profitability, product development, commercialization and technology difficulties, manufacturing costs, the impact of competitive products, pricing, changing customer requirements, timely availability and acceptance of new products, and changes in economic conditions in the various markets that we serve, all as are discussed in more detail below in this section, as well as the other risk factors discussed below. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents that we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we file in fiscal year 2004.

      The following discussion describes certain risk factors related to our business as well as to our industry in general.

We have a history of losses that we expect will continue, and if we do not achieve profitability we may cease operations.

      At December 31, 2003, we had an accumulated deficit of $478.4 million. We have incurred net losses since our incorporation. We cannot be certain that our revenue will grow or that we will generate sufficient revenue to become profitable. If we do not achieve profitability and are unable to obtain additional financing, we may run out of cash and cease operations.

Due to our losses, we could lose major opportunities with large service providers who are concerned with our long-term financial viability.

      Many large telecommunications service providers purchase capital equipment from vendors with a history of successful operations including positive cash flow. Our history of losses and use of cash in operations may cause certain service providers to decide not to purchase equipment from us because of concerns regarding our long-term financial viability and our ability to support their businesses. Unless we can generate positive cash flows by either increasing revenues or decreasing costs, concerns regarding our long-term financial viability may cause some potential customers to purchase product from other larger, more established suppliers including Cisco Systems, Lucent Technologies, Nortel Networks, Alcatel, Ericsson, Siemens, and Juniper Networks.

The market for managed network-based IP services is still in the early stages of growth. As a result, demand may fluctuate.

      The market for managed network-based IP services is still in the early stages of growth. We believe that the market for these services will grow, but the timing of this growth is linked to the development of this market by service providers and the growth of enterprise demand. Until the market develops further, demand may not increase significantly and may continue to fluctuate. If our quarterly or annual operating results do not meet the expectations of securities analysts or investors, the trading price of our common stock could decline.

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

      While the industry in general appears to be recovering, the ultimate duration of this downturn is unknown. Due to reductions in capital spending plans by our customers and uncertainty within the telecommunications industry, we anticipate that this trend will continue to have a substantial, adverse effect on our revenue growth for at least the remainder of the current fiscal year. No assurance can be given that the Company’s net revenue and operating results will not be further adversely affected by the current downturn or any future downturns.

The long sales cycle for our platform may cause our revenue and operating results to vary significantly from quarter to quarter, and the price of our stock to decline.

      A customer’s decision to purchase our IP Service Delivery Platform involves a significant commitment of its resources and a lengthy evaluation, testing and product qualification process that may run from three to twelve months. Network service providers and other customers with complex networks usually expand their networks in increments on a periodic basis. We may receive purchase orders for significant dollar amounts on an irregular and unpredictable basis. These events may cause our revenue and operating results to vary significantly and unexpectedly from quarter to quarter, which could cause our stock price to decline.

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

      We face competition from companies in the network infrastructure market, including Cisco Systems, Lucent Technologies, Nortel Networks, Alcatel, Ericsson, Siemens, and Juniper Networks. Many of our competitors are larger companies with significantly greater resources than we have, and we expect to face increased competition from larger companies in the future. Some of these larger competitors have pre-existing relationships involving a range of product lines with the network service providers who are the principal potential customers for our IP Service Delivery Platform. These competitors may offer vendor financing, which we generally do not offer, undercut our prices or use their pre-existing relationships with our customers to induce them not to use our IP Service Delivery Platform.

Future consolidation in the telecommunications equipment industry may increase competition that could harm our business

      The markets in which we compete are characterized by increasing consolidation both within the data communications sector and by companies combining or acquiring data communications assets and assets for delivering voice-related services. We cannot predict with certainty how industry consolidation will affect our competitors. We may not be able to compete successfully in an increasingly consolidated industry. Increased competition and consolidation in our industry could require that we reduce the prices of our products and result in our loss of market share, which would materially adversely affect our business, financial condition and results of operations. Because we may be dependent on certain strategic relationships with third parties in our industry, any additional consolidation involving these parties could reduce the demand for our products and otherwise harm our business prospects.

Our ability to sustain or grow our business may be harmed if we are unable to develop and maintain certain strategic relationships with third parties to market and sell our products.

      Because we are a relatively small company with correspondingly small sales and support groups, our success will depend in part upon our ability to form and maintain distribution partnerships, including agreements under which we agree to sell our products to certain service provider customers through distribution partners. We may not be able to establish sufficient reseller relationships to enable us to expand our potential market and achieve revenue growth. The amount and timing of resources that our distribution partners devote to our business, if any, is not within our control. Our distribution partners may not perform their obligations as expected. In some cases, agreements with our distribution partners may be relatively new, and we cannot be certain that we will be able to achieve expected revenues from such partners or sustain the level of revenue generated thus far under similar arrangements. If any of our distribution partners chooses not to renew, breaches or terminates its agreement or fails to perform its obligations under its agreement, we may not be able to sustain or grow our business. In the event that such relationships are terminated, we may not be able to continue to maintain or develop similar relationships or to replace distribution partners. In addition, any such agreements we enter into in the future may not be successful.

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

If our IP Service Delivery Platform does not achieve market acceptance, we may be unable to achieve profitability.

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

If our products contain defects, we may be subject to significant liability claims from our customers, distribution partners and the end-users of our products and incur significant unexpected expenses and lost sales

      Our products are technically complex and can be adequately tested only when put to full use in large and diverse networks with high amounts of traffic. They have in the past contained, and may in the future contain, undetected or unresolved errors or defects. Despite extensive testing, errors, defects or failures may be found in our current or future products or enhancements after commencement of commercial shipments. If this happens, we may experience delay in or loss of market acceptance and sales, product returns, diversion of development resources, injury to our reputation, inability to attract new customers, or increased service and warranty costs, any of which could have a material adverse effect on our business, financial condition and results of operations. Moreover, because our products are designed to provide critical communications services, we may receive significant liability claims. We attempt to include in our agreements with customers and distribution partners provisions intended to limit our exposure to liability claims. However, our customers and distribution partners may not be willing to agree to such provisions, and in any event such provisions may not be effective in any or all cases or under any or all scenarios, and they may not preclude all potential claims resulting from a defect in one of our products or from a defect related to the installation or operation of one of our products. Although we maintain product liability and errors and omissions insurance covering certain damages arising from implementation and use of our products, our insurance may not cover all claims sought against us. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. As a result, any such claims, whether or not successful, could seriously damage our reputation and our business.

If we fail to develop and market new products or features, we will have difficulty attracting customers.

      Based on our prior experience, we expect that our customers will require product features that our current IP Service Delivery Platform does not have. Our products are technically complex, and the development of new products or features is an uncertain, time-consuming and labor-intensive process. We may experience design, manufacturing or marketing problems with our new products. If we fail to develop new or enhanced products that meet customer requirements, our ability to attract and retain customers will be hindered.

      If we fail to introduce new products in a timely manner we may experience erratic revenue growth, which could negatively affect profitability and in turn have a negative impact on our stock price. In addition, such a failure could result in additional costs such as excess inventory, customer conversion costs, higher than expected product costs and higher than expected operating expenses in research and development and in sales and marketing.

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

      The loss of one or more of our customers, a reduction in purchases of our products by certain of our customers or the decline of a key customer’s business may limit our revenue growth and harm our operating results. Our customers may reduce or discontinue purchases of our products at any time. In 2003, we generated 53 percent of our revenue from two customers.

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

      Companies in our industry whose employees accept positions with competitors frequently claim that these competitors have engaged in unfair hiring practices or that the employment of these persons would involve the disclosure or use of trade secrets or information subject to an obligation of confidentiality. We have been threatened with claims like these in the past and may receive claims of this kind in the future. These claims could prevent us from hiring personnel or from using the knowledge and experience brought to us by the personnel whom we hire. We could also incur substantial costs and damages in defending against these claims, regardless of their merits. Defending ourselves against such claims could divert the attention of our management away from our operations.

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

If we cannot obtain director and officer liability insurance in acceptable amounts for acceptable rates, we may have difficulty recruiting and retaining qualified directors and officers.

      Like most other public companies, we carry insurance protecting our officers and directors against claims relating to the conduct of our business. This insurance covers, among other things, the costs incurred by companies and their management to defend against and resolve claims relating to management conduct and results of operations, such as securities class action claims. These claims typically are expensive to defend against and resolve. We pay significant premiums to acquire and maintain this insurance, which is provided by third-party insurers, and we agree to underwrite a portion of such exposures under the terms of the insurance coverage. One consequence of the current economic downturn and decline in stock prices has been a substantial increase in the number of securities class actions and similar claims brought against public corporations and their management, including our company and certain of our current and former officers and directors. Consequently, insurers providing director and officer liability insurance have in recent periods sharply increased the premiums they charge for this insurance, raised retentions (that is, the amount of liability that a company is required to pay to defend and resolve a claim before any applicable insurance is provided), and limited the amount of insurance they will provide. Moreover, insurers typically provide only one-year policies. The insurance policies that may cover the current securities lawsuit against us have a $250,000 retention. As a result, the costs we incur in defending this lawsuit will not be reimbursed until they exceed $250,000. The policies that would cover any future lawsuits may not provide any coverage to us and may cover the directors and officers only in the event we are unwilling or unable to cover their costs in defending against and resolving any future claims. As a result, our costs in defending any future lawsuits could increase significantly. Particularly in the current economic environment, we cannot assure you that in the future we will be able to obtain sufficient director and officer liability insurance coverage at acceptable rates and with acceptable deductibles and other limitations. Failure to obtain such insurance could materially harm our financial condition in the event that we are required to defend against and resolve any future or existing securities class actions or other claims made against us or our management arising from the conduct of our operations. Further, the inability to obtain such insurance in adequate amounts may impair our future ability to retain and recruit qualified officers and directors.

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

      We evaluate the carrying value of our long-lived assets, consisting primarily of property, plant and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In assessing the recoverability of long-lived assets, we compare the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, the assets will be written down to their estimated fair value. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of overall market conditions and our participation in the market. For example, we recorded a write-down of $15.5 million in fiscal year 2002. Changes in these estimates could have a material adverse effect on the assessment of the long-lived assets, thereby requiring us to record further asset write-downs in the future.

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

      A sensitivity analysis was performed on our December 31, 2003 investment portfolio based on a modeling technique that measures hypothetical fair market value changes that would result from a parallel shift in the yield curve of plus 100 basis points. Based on this analysis, a hypothetical 100 basis point increase in interest rates would result in a $123,000 decrease in the fair value of our investments in debt securities as of December 31, 2003.

Exchange Rate Sensitivity

      Currently, all of our revenue and most of our expenses are denominated in U.S. dollars. However, since a portion of our operations sales and service activities are outside of the U.S., we have entered into transactions in other currencies. We are primarily exposed to changes in exchange rates for the Euro, Japanese yen, and British pound. Because we transact expenses only in foreign currency, we are adversely affected by a weaker U.S. dollar relative to major currencies worldwide. Additionally, because some of our obligations are denominated in foreign currencies, a weaker U.S. dollar creates foreign exchange losses. We have not engaged in any foreign exchange hedging activities to date.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

CoSine Communications, Inc.

      We have audited the accompanying consolidated balance sheets of CoSine Communications, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CoSine Communications, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information stated therein.

/s/ ERNST & YOUNG LLP

San Jose, California

February 6, 2004

COSINE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands, except for
	share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$19,719	$9,230
Short-term investments	38,033	92,237
Accounts receivable:
Trade (net of allowances for doubtful accounts of $150 and $233, respectively)	4,962	6,373
Other	494	679
Inventory	4,003	3,175
Prepaid expenses and other current assets	2,668	4,054

Total current assets	69,879	115,748
Property and equipment, net	2,900	2,816
Long-term deposits	647	997

	$73,426	$119,561

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,657	$2,493
Provision for warranty claims	464	1,103
Accrued other liabilities	2,560	13,362
Accrued compensation	1,821	1,708
Deferred revenue	3,543	1,444
Current portion of equipment and working capital loans	129	1,865
Current portion of obligations under capital lease	—	1,905

Total current liabilities	10,174	23,880
Long-term portion of equipment and working capital loans	—	131
Accrued rent	2,078	2,069
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value, 300,000,000 shares authorized; 10,176,845 and 9,959,092 shares issued and outstanding at December 31, 2003 and 2002, respectively	1	1
Additional paid-in capital	546,176	549,243
Notes receivable from stockholders	(6,659)	(10,531)
Accumulated other comprehensive income	533	532
Deferred compensation	(455)	(2,274)
Accumulated deficit	(478,422)	(443,490)

Total stockholders’ equity	61,174	93,481

	$73,426	$119,561

See accompanying notes.

COSINE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except for per share data)
Revenue	$14,621	$23,632	$34,293
Cost of goods sold(1)	6,765	13,807	30,214

Gross profit	7,856	9,825	4,079

Operating expenses:
Research and development(2)	21,756	32,396	66,091
Sales and marketing(3)	13,808	28,271	60,000
General and administrative(4)	7,226	10,959	23,525
Restructuring and impairment charges	336	34,538	8,991

Total operating expenses	43,126	106,164	158,607

Loss from operations	(35,270)	(96,339)	(154,528)

Other income (expense):
Interest income	1,296	3,535	11,086
Interest expense(5)	(224)	(966)	(1,675)
Other(6)	(447)	313	(299)

Total other income (expense)	625	2,882	9,112

Loss before income tax provision	(34,645)	(93,457)	(145,416)
Income tax provision	287	509	837

Net loss	$(34,932)	$(93,966)	$(146,253)

Basic and diluted net loss per share	$(3.57)	$(9.72)	$(15.09)

Shares used in computing basic and diluted net loss per share	9,791	9,670	9,695

(1)	Cost of goods sold includes $130 of non-cash charges related to equity issuances in 2003, $101 of non-cash credits related to equity issuances in 2002 and $2,283 of non-cash charges related to equity issuances in 2001.

(2)	Research and development expenses include $568 of non-cash charges related to equity issuances in 2003, $385 of non-cash credits related to equity issuances in 2002 and $10,818 of non-cash charges related to equity issuances in 2001.

(3)	Sales and marketing expenses include $124 of non-cash charges related to equity issuances in 2003, $854 of non-cash credits related to equity issuances in 2002 and $12,685 of non-cash charges related to equity issuances in 2001.

(4)	General and administrative expenses include $459, $925 and $6,177 of non-cash charges related to equity issuances in 2003, 2002 and 2001, respectively.

(5)	Interest expense includes $30, $131 and $154 of non-cash charges related to equity issuances in 2003, 2002 and 2001, respectively.

(6)	Other includes foreign exchange losses of $432, $281 and $302 in 2003, 2002 and 2001, respectively.

See accompanying notes.

COSINE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

				Notes	Accumulated
	Common Stock		Additional	Receivable	Other			Total
			Paid-in	from	Comprehensive	Deferred	Accumulated	Stockholders’
	Shares	Amount	Capital	Stockholders	Income	Compensation	Deficit	Equity

	(In thousands, except share data)
Balance at December 31, 2000	10,367,463	1	634,270	(36,521)	2,286	(92,002)	(203,271)	304,763
Issuance of common stock in connection with stock options	49,374	—	214	—	—	—	—	214
Issuance of common stock in connection with the Employee Stock Purchase Plan	78,772	—	940	—	—	—	—	940
Repayment of notes receivable from stockholders	—	—	—	404	—	—	—	404
Repurchase of unvested shares	(295,923)	—	(11,014)	10,651	—	—	—	(363)
Remeasurement of deferred stock-based compensation	—	—	(29,541)	—	—	29,541	—	—
Cancellation of options with deferred stock compensation charges	—	—	(18,979)	—	—	18,979	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	29,161	—	29,161
Remeasurement of options to non-employees	—	—	4	—	—	—	—	4
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(146,253)	(146,253)
Unrealized loss on investments, net of tax	—	—	—	—	(1,803)	—	—	(1,803)
Translation adjustment, net of tax	—	—	—	—	(2)	—	—	(2)

Total comprehensive loss	—	—	—	—	(1,805)	—	(146,253)	(148,058)

Balance at December 31, 2001	10,199,686	1	575,894	(25,466)	481	(14,321)	(349,524)	187,065

Issuance of common stock in connection with stock options	29,239	—	262	—	—	—	—	262
Issuance of common stock in connection with the Employee Stock Purchase Plan	62,230	—	454	—	—	—	—	454
Repayment of notes receivable from stockholders	—	—	—	234	—	—	—	234
Repurchase of unvested shares	(332,063)	—	(14,841)	14,701	—	—	—	(140)
Remeasurement of deferred stock-based compensation	—	—	829	—	—	(829)	—	—
Cancellation of options with deferred stock compensation charges	—	—	(4,916)	—	—	4,916	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	7,960	—	7,960
Reversal of amortization in excess of vesting	—	—	(8,466)	—	—	—	—	(8,466)
Options with vesting accelerated or exercise deadline extended	—	—	27	—	—	—	—	27
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(93,966)	(93,966)
Unrealized loss on investments, net of tax	—	—	—	—	(209)	—	—	(209)
Translation adjustment, net of tax	—	—	—	—	260	—	—	260

Total comprehensive loss	—	—	—	—	51	—	(93,966)	(93,915)

Balance at December 31, 2002	9,959,092	1	549,243	(10,531)	532	(2,274)	(443,490)	93,481

Issuance of common stock in connection with stock options	245,629	—	1,207	—	—	—	—	1,207
Issuance of common stock in connection with the Employee Stock Purchase Plan	57,480	—	231	—	—	—	—	231
Repayment of notes receivable from stockholders	—	—	—	32	—	—	—	32
Repurchase of unvested shares	(85,356)	—	(3,905)	3,840	—	—	—	(65)
Remeasurement of deferred stock-based compensation	—	—	619	—	—	(619)	—	—
Cancellation of options with deferred stock compensation charges	—	—	(264)	—	—	264	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	2,174	—	2,174
Reversal of amortization in excess of vesting	—	—	(956)	—	—	—	—	(956)
Options with vesting accelerated or exercise deadline extended	—	—	1	—	—	—	—	1
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(34,932)	(34,932)
Unrealized loss on investments, net of tax	—	—	—	—	(315)	—	—	(315)
Translation adjustment, net of tax	—	—	—	—	316	—	—	316

Total comprehensive loss	—	—	—	—	1	—	(34,932)	(34,931)

Balance at December 31, 2003	10,176,845	1	546,176	(6,659)	533	(455)	(478,422)	61,174

See accompanying notes.

COSINE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Operating activities:
Net loss	$(34,932)	$(93,966)	$(146,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,715	10,448	16,000
Allowance for doubtful accounts	(113)	296	1,385
Non-cash charges related to inventory write down	193	1,465	12,356
Write-down of property and capital equipment	—	18,761	4,593
Non-cash restructuring charges	66	(305)	—
Amortization of deferred stock compensation and charges related to vesting acceleration	2,175	7,987	29,165
Reversal of amortization in excess of vesting	(956)	(8,466)	—
Amortization of warrants issued for services	92	195	5,955
Other	(11)	263	338
Change in operating assets and liabilities:
Accounts receivable (trade)	1,524	7,309	(9,270)
Other receivables	185	598	(486)
Inventory	(841)	589	(6,951)
Prepaid expenses and other current assets	1,294	1,487	4,394
Long-term deposits	333	(306)	—
Other assets	—	245	(166)
Accounts payable	(836)	(717)	(3,924)
Provision for warranty claims	(639)	(1,402)	(1,236)
Accrued other liabilities	(10,847)	4,373	1,511
Accrued compensation	113	(2,513)	(589)
Note payable	—	—	(223)
Deferred revenue	2,099	(1,269)	(6,841)
Accrued rent	9	263	402
Other liabilities	—	(11)	(205)

Net cash used in operating activities	(38,377)	(54,676)	(100,045)

Investing activities:
Capital expenditures	(2,983)	(3,304)	(16,916)
Purchase of short-term investments	(76,849)	(89,253)	(116,374)
Proceeds from sales and maturities of short-term investments	131,065	87,817	185,702

Net cash provided by (used in) investing activities	51,233	(4,740)	52,412

Financing activities:
Principal payments of equipment and working capital loans and capital leases	(3,772)	(6,032)	(5,833)
Proceeds from issuance of common stock, net	1,438	716	1,154
Proceeds from notes receivable from stockholders	32	234	404
Repurchase of common stock	(65)	(140)	(363)

Net cash used in financing activities	(2,367)	(5,222)	(4,638)

Net (decrease) increase in cash and cash equivalents	10,489	(64,638)	(52,271)
Cash and cash equivalents at the beginning of the period	9,230	73,868	126,139

Cash and cash equivalents at the end of the period	$19,719	$9,230	$73,868

Supplemental information:
Cash paid for interest	$195	$835	$1,521

Income taxes paid	$110	$509	$837

Cancellation of notes receivable due to repurchase of unvested stock	$3,840	$14,701	$10,651

Net transfer from inventory to property and equipment	$180	$191	$—

Net transfer from property and equipment to inventory	$—	$—	$1,645

See accompanying notes.

COSINE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

Description of Business

      CoSine Communications, Inc. (“the Company” or “CoSine”) was incorporated in California on April 14, 1997 and in August 2000 was reincorporated in the State of Delaware. CoSine is engaged in the development and sale of network-based, high-performance Internet service delivery platforms for the global business Internet Protocol Service Provider market.

Basis of Presentation

      The consolidated financial statements include all of the accounts of CoSine and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

      In September 2002, CoSine completed a stockholder approved reverse stock split. The ratio of the reverse stock split was one-for-ten and reduced the number of shares of issued and outstanding common stock from approximately 100 million shares to approximately 10 million shares. All share and per share data has been restated to reflect this reverse stock split.

Use of Estimates

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates. Estimates are used in accounting for, but not limited to, revenue recognition, allowance for doubtful accounts, inventory valuations, long-lived asset valuations, accrued liabilities including warranties, and equity issuances. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period of determination.

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

Significant Concentrations

      Financial instruments that potentially subject CoSine to concentrations of credit risk primarily consist of cash equivalents and short-term investments. CoSine mitigates investment risk by investing only in government and high quality corporate securities and by limiting the amount of exposure to any one issuer. The Company is exposed to credit risks in the event of default by these institutions to the extent of the amount recorded on the balance sheet.

COSINE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      For the year ended December 31, 2003, CoSine recognized revenue from two customers who accounted for 41% and 12% of total revenue, respectively. At December 31, 2003, CoSine had two customers who accounted for 52% and 19%, respectively, of total accounts receivable. For the year ended December 31, 2002, CoSine recognized revenue from two customers who accounted for 22% and 15% of total revenue, respectively. At December 31, 2002, CoSine had two customers who accounted for 33% and 15%, respectively, of total accounts receivable. For the year ended December 31, 2001, CoSine recognized revenue from transactions with two customers which each accounted for 11% of total revenue. The Company generally does not require collateral and maintains adequate reserves for potential credit losses.

Guarantees

      CoSine from time to time enters into certain types of contracts that require the Company to indemnify parties against certain third party claims that may arise. These contracts primarily relate to: (i) certain real estate leases under which the Company may be required to indemnify property owners for environmental liabilities and other claims arising from the Company’s use of the applicable premises, (ii) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship, (iii) contracts under which the Company may be required to indemnify customers against loss or damage to property or persons as a result of willful or negligent conduct by CoSine employees or sub-contractors, (iv) contracts under which the Company may be required to indemnify customers against third party claims that a CoSine product infringes a patent, copyright or other intellectual property right and (v) procurement or license agreements under which the Company may be required to indemnify licensors or vendors for certain claims that may be brought against them arising from the Company’s acts or omissions with respect to the supplied products or technology.

      Generally, a maximum obligation is not explicitly stated. Because the obligated amounts associated with this type of agreement are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, CoSine has not been obligated to make payments for these obligations, and no liabilities have therefore been recorded for these obligations on its balance sheet as of December 31, 2003.

Cash, Cash Equivalents and Short-Term Investments

      CoSine considers all highly liquid investments purchased with original maturities of three months or less from the date of purchase to be cash equivalents. Investments with maturities in excess of three months and less than one year are considered to be short-term investments. Management determines the appropriate classification of cash equivalents and investment securities at the time of purchase and reevaluates the determination as of each balance sheet date. Management has classified CoSine’s marketable securities as available-for-sale securities in the accompanying consolidated financial statements. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest income. Interest on securities classified as available-for-sale is also included in interest income. The cost of securities sold is based on the specific identification method.

      CoSine invests excess cash in U.S. government and agency securities, debt instruments of financial institutions and corporations, and money market funds with strong credit ratings. CoSine has established guidelines about the diversification of its investments and their maturities.

COSINE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Short-term investments including cash equivalents and short-term investments, were as follows (in thousands):

	December 31,

	2003	2002

Money market funds	$44,700	$10,075
Commercial paper	11,065	62,546
Corporate bonds	—	22,506

	55,765	95,127
Amounts classified as cash equivalents	(17,732)	(2,890)

	$38,033	$92,237

      As of December 31, 2003 and 2002, the fair value approximated the amortized cost of available-for-sale securities. All available-for-sale securities have contractual maturities of one year or less.

      As of December 31, 2003 and 2002, $150,000 and $500,000, respectively, of restricted cash was included in long-term deposits. The amount represents a security deposit for corporate bank credit cards.

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

Inventories

      Net inventories stated at the lower of cost (first-in, first-out) or market, consisted of the following (in thousands):

	December 31,

	2003	2002

Raw materials	$160	$312
Semi-finished goods	3,466	1,951
Finished goods	377	912

	$4,003	$3,175

      Included in net semi-finished goods at December 31, 2003 and 2002 was $126,000 and $289,000, respectively, of goods used for customer evaluation purposes. Included in net finished goods inventory at December 31, 2003 was $160,000 of goods awaiting customer acceptance. There was no finished goods inventory awaiting customer acceptance at December 31, 2002.

      In assessing the value of inventory, CoSine is required to make judgments as to future demand and then compare that demand with current inventory quantities and firm purchase commitments. If inventories and firm purchase commitments are in excess of forecasted demand, the value of inventory is written down. CoSine generally uses a 12-month forecast to assess future demand. Inventory write-downs are charged to cost of sales. During 2003, CoSine sold $891,000 of previously written-down inventory and $193,000 of inventory was written down. During 2002, CoSine sold $1,236,000 of previously written-down inventory and $646,000 of inventory was written down. In addition, charges of $113,000 and $819,000 were recorded in 2003 and 2002, respectively, in connection with excess purchase commitments at CoSine’s contract manufacturers.

COSINE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      CoSine periodically reviews the rates used to determine overhead capitalization applied to inventory. As a result of restructuring activity and refinements in its business model, the Company adjusted the overhead absorption rate for raw materials and semi-finished goods downward during the year ended December 31, 2003. This change in estimate increased cost of goods sold by $527,000 for the year ended December 31, 2003.

Property and Equipment

      Property and equipment at December 31, 2003 and 2002 are stated at cost, net of accumulated depreciation. Property and equipment are depreciated using the straight-line method over estimated useful lives of the assets (ranging from one to five years) or the related lease term, if shorter.

      In 2002, an impairment charge of $15,512,000 was recorded against property and equipment. In addition, assets that were either sold, disposed of or otherwise abandoned were written down by $3,248,000 to their estimated net realizable value. In 2001, $4,593,000 of property and equipment was written down to its net realizable value as part of the restructuring program initiated in September 2001. (See Note 9)

      Property and equipment at each year end consisted of the following (in thousands):

	December 31,

	2003	2002

Computer equipment	$1,412	$1,147
Furniture and fixtures	211	210
Leasehold improvements	30	8
Computer software	312	6
Manufacturing and laboratory equipment	5,423	3,218

	7,388	4,589
Accumulated depreciation	(4,488)	(1,773)

	$2,900	$2,816

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

      Changes in CoSine’s warranty liability were as follows (in thousands):

	2003	2002	2001

Beginning balance	$1,103	$2,505	$3,741
Warranty charged to cost of goods sold	352	351	2,355
Utilization of warranties	(894)	(1,568)	(1,491)
Changes in estimated liability based on experience	(97)	(185)	(2,100)

Ending balance	$464	$1,103	$2,505

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

      In November 2002, CoSine repriced 1,091,453 outstanding employee stock options to purchase shares of CoSine’s common stock with original exercise prices ranging from $5.45 per share to $159.38 per share. These options were repriced to $5.00 per share, which was above the fair market value of the underlying shares on the repricing date. CoSine recorded deferred stock compensation and compensation charges in connection with these repriced options, as the price of CoSine’s stock was higher than the repriced amount at December 31, 2002 and during certain quarters of 2003. In July 2001, CoSine repriced 722,071 unexercised employee stock options to $15.50 per share, the fair market value of the underlying shares on the repricing date. These options had previously been granted at prices ranging from $40.00 to $400.00 per share. During the years ended December 31, 2002 and 2001, CoSine did not record any deferred stock compensation in connection with these repriced options as the price of CoSine’s stock was not higher than the repriced amount at any quarter-end during those periods (See Note 6). Compensation associated with re-priced options will be remeasured until they are exercised, canceled or expire.

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

COSINE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table illustrates the effect on CoSine’s net loss and net loss per share if CoSine had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	2003	2002	2001

Net loss, as reported	$(34,932)	$(93,966)	$(146,253)
Add: Stock-based employee compensation expense included in reported net loss	2,175	7,987	29,161
Deduct: Reversal of amortization in excess of vesting	(956)	(8,466)	—
Deduct: Stock-based employee compensation expense determined under fair value method for all stock option grants (SFAS 123 expense)	(2,556)	5,202	(7,864)

Pro forma net loss	$(36,269)	$(89,243)	$(124,956)

Basic and diluted net loss per share, as reported	$(3.57)	$(9.72)	$(15.09)

Pro forma basic and diluted net loss per share	$(3.70)	$(9.23)	$(12.89)

      The fair value of CoSine’s options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	December 31,	December 31,	December 31,
	2003	2002	2001

Weighted average fair value of shares granted	$3.23	$2.73	$23.10
Dividend yield	0.0%	0.0%	0.0%
Volatility	0.82	0.67	1.15
Risk free interest rate	2.2%	3.0%	5.0%
Expected life	4 years	4 years	4 years

      The estimated weighted-average fair value of shares granted under the Purchase Plan in 2003 was $2.22, using a volatility of 0.47, risk-free interest rate of 1.3% and an expected life of one year. The estimated weighted-average fair value of shares granted under the Purchase Plan in 2002 was $1.60, using a volatility of 0.67, risk-free interest rate of 1% and an expected life of one year. The estimated weighted-average fair value of shares granted under the Purchase Plan in 2001 was $5.20, using a volatility of 1.15, risk-free interest rate of 2% and an expected life of six months.

Revenue Recognition

      The majority of CoSine’s revenue is recognized from the sale of its IP Service Delivery Platforms and subsequent service support arrangements. CoSine recognizes product revenue at the time of shipment, assuming that persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collection is probable, unless CoSine has future obligations for installation or requires customer acceptance, in which case revenue is deferred until these obligations are met. CoSine’s product incorporates software that is not incidental to the related hardware and, accordingly, CoSine recognizes revenue in accordance with the American Institute of Certified Public Accountants issued Statement of Position 97-2 “Software Revenue Recognition.” For arrangements that include the delivery of multiple elements, the revenue is allocated to the various products based on “vendor-specific objective evidence of fair value” (VSOE). CoSine establishes VSOE based on either the price charged for the product when the same product is sold separately or for

COSINE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

products not yet sold separately, based on the list prices of such products individually established by management with the relevant authority to do so.

      Revenue from perpetual software licenses is recognized upon shipment or acceptance, if required. Revenue from one-year term licenses is recognized on a straight-line basis over the one-year license term. Post delivery technical support, such as on-site service, phone support, parts and access to software upgrades, when and if available, is provided by CoSine under separate support services agreements. In cases where the support service is sold as part of an arrangement including multiple elements, CoSine allocates revenue to the support service based on the VSOE of the services and recognizes it on a straight-line basis over the service period. Revenue from consulting and training services is recognized as the services are provided.

      Amounts billed in excess of revenue recognized are included as deferred revenue in the accompanying consolidated balance sheets.

      During 2000, CoSine issued warrants to its initial customers. The warrants were issued upon receipt of substantial purchase orders that were preceded by a period of cooperation with CoSine in the marketing, development and refinement of its product. The fair value of these customer-related warrants was calculated to be $16,252,000. For the year ended December 31, 2001, $3,003,000 was recognized as an offset to receipts from sales in the determination of revenue. CoSine’s revenue in 2003 and 2002 was not affected by the value of warrants granted to customers.

      Below is a reconciliation of revenue for the years ended December 31, 2003, 2002 and 2001 as presented in the statement of operations to show the separate components as indicated (in thousands):

	2003	2002	2001

Receipts from sales, including equity issued in 2000 in connection with purchase orders	$14,621	$23,632	$37,296
Less: Receipts for equity issued in 2000 in connection with purchase orders	—	—	3,003

Revenue	$14,621	$23,632	$34,293

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

      Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on CoSine’s product development process, technological feasibility is established upon the completion of a working model. Through December 31, 2003, capitalizable costs incurred after achieving technological feasibility have not been significant for any development project. Accordingly, CoSine has charged all such costs to research and development expense in the periods they were incurred.

COSINE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Expense

      Advertising costs are expensed as incurred. For the year ended December 31, 2003, the Company incurred no expense for advertising. Advertising costs amounted to $105,000 and $437,000 for the years ended December 31, 2002 and 2001, respectively.

Net Loss Per Share

      Basic net loss per share is calculated based on the weighted-average number of common shares outstanding during the periods presented, less the weighted-average shares outstanding that are subject to CoSine’s right of repurchase. Diluted net loss per share would give effect to the dilutive effect of common stock equivalents consisting of stock options and warrants (calculated using the treasury stock method) and convertible preferred stock.

      The following table presents the calculation of basic and diluted net loss per share for each year end (in thousands, except per share data):

	Year Ended December 31,

	2003	2002	2001

Net loss	$(34,932)	$(93,966)	$(146,253)
Basic and diluted:
Weighted-average shares of common stock outstanding	9,999	10,095	10,269
Less: weighted-average shares subject to repurchase	208	425	574

Weighted-average shares used in basic and diluted net loss per share	9,791	9,670	9,695

Basic and diluted net loss per share	$(3.57)	$(9.72)	$(15.09)

      During all periods presented, CoSine had stock options and warrants outstanding that could potentially dilute earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. These shares amounted to 1,280,000, 1,332,000 and 1,696,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Segment Reporting

      CoSine operates in only one segment: IP Service Delivery Platforms. Substantially all of CoSine’s assets are located in the United States.

COSINE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Revenues from customers by geographic region for the years ended December 31, 2003, 2002 and 2001 were as follows (in thousands):

	Receipts
	from Sales,
	including	Receipts for
	Equity Issued	Equity Issued
	in Connection	in Connection
Region	with Sales	with Sales	Revenue

2003
Europe	$2,676	$—	$2,676
Japan	2,957	—	2,957
Korea	1,717	—	1,717
Rest of Asia/ Pacific	463	—	463
United States	6,808	—	6,808

	$14,621	$	$14,621

2002
Europe	$5,726	$—	$5,726
Japan	4,726	—	4,726
Korea	2,911	—	2,911
Rest of Asia/ Pacific	1,846	—	1,846
United States	8,423	—	8,423

	$23,632	$	$23,632

2001
Europe	$15,757	$544	$15,213
Japan	11,623	—	11,623
United States	9,916	2,459	7,457

	$37,296	$3,003	$34,293

Recent Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 addresses consolidation by business enterprises of variable interest entities. Under that interpretation, certain entities known as Variable Interest Entities (“VIEs”) must be consolidated by the primary beneficiary of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. The Company has not entered into any arrangements or made any investments which qualify as a VIE in the period after January 31, 2003 and therefore the initial implementation of FIN 46 had no impact on its financial statements. For VIEs acquired before February 1, 2003, the Company is required to apply the accounting and disclosure rules set forth in FIN 46 in the first quarter of 2004. The Company has determined that the adoption of FIN 46 will not have any impact on the Company’s financial statements.

      In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition.” SAB 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The

COSINE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adoption of SAB 104 did not have a material effect on the Company’s financial statements for the period ending December 31, 2003.

2.	Equipment and Working Capital Loans

      CoSine has entered into equipment and working capital loan agreements that are secured by the assets purchased using the loans. Principal and interest are due in monthly installments through March 2004. Interest accrues at an annual rate of 14.3%. As of December 31, 2003 and 2002, total principal payments due under these agreements were $129,000 and $1,996,000 respectively. The fair value of the loans is estimated based on current interest rates available to CoSine for debt instruments with similar terms, degrees of risk and remaining maturities. The carrying value of the loans approximates their fair value.

      Future minimum payments under equipment and working capital loans at December 31, 2003 are as follows (in thousands):

2004 minimum payments	132

Amount representing interest	(3)

Total principal	129
Current portion	(129)

Long-term portion	$—

3.	Leases

      CoSine leases its facilities under operating leases, with terms ranging from August 1998 through December 2011.

      Future minimum payments for all operating leases are as follows (in thousands):

Operating
Leases

2004	$2,647
2005	2,392
2006	2,275
2007	2,327
2008	2,387
Thereafter	7,520

Total minimum lease payments	$19,548

      Rent expense was $3,126,000, $6,056,000 and $8,337,000 for the years ended December 31, 2003, 2002 and 2001, respectively, and is calculated on a straight-line basis.

      CoSine subleased a portion of the space at one of its facilities in 2001, from which it recognized rental income of $182,000 during that year. The sublease arrangement expired on June 30, 2001.

4.	Commitments and Contingencies

      As of December 31, 2003, CoSine had commitments of approximately $1,390,000 relating to purchases of raw materials and semi-finished goods. Of that amount, $329,000 related to excess inventory was accrued at December 31, 2003.

COSINE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On November 15, 2001, CoSine and certain of its officers and directors were named as defendants in a securities class action lawsuit filed in the United States District Court, Southern District of New York. The complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in CoSine’s initial public offering. The complaint brings claims for the violation of several provisions of the federal securities laws against those underwriters, and also against the Company and each of the directors and officers who signed the registration statement relating to the initial public offering. Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 250 other companies. The lawsuit and all other “IPO allocation” securities class actions currently pending in the Southern District of New York have been assigned to Judge Shira A. Scheindlin for coordinated pretrial proceedings. In October 2002, the individual defendants were dismissed without prejudice pursuant to a stipulation. The issuer defendants filed a coordinated motion to dismiss on common pleading issues, which the Court granted in part and denied in part in an order dated February 19, 2003. The Court’s order dismissed the Section 10(b) and Rule 10b-5 claims against the Company but did not dismiss the Section 11 claims against the Company.

      In June 2003, the plaintiffs in all of the cases presented a settlement proposal to all of the issuer defendants. Under the proposed settlement, the plaintiffs will dismiss and release all claims against participating issuer defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuer defendants in all of the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases, up to the limits of the applicable insurance policies. The Company will not be required to make any cash payments under the settlement, unless the Company’s insurer is required to pay on the Company’s behalf an amount that exceeds the Company’s insurance coverage. The Company does not believe that this circumstance will occur. In July 2003, a special committee of the Company’s Board of Directors approved the proposed settlement. The settlement is subject to acceptance by a substantial majority of the issuer defendants, and execution of a definitive settlement agreement. The settlement is also subject to approval of the court, which cannot be assured. If the settlement is not consummated, the Company intends to defend the lawsuit vigorously. However, the Company cannot predict its outcome with certainty. If the Company is not successful in its defense of this lawsuit, it could be forced to make significant payments to the plaintiffs and their lawyers, and such payments could have a material adverse effect on the Company’s business, financial condition and results of operations if not covered by the Company’s insurance carrier. Even if these claims are not successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect the Company’s business, results of operations and financial position.

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

COSINE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Stockholders’ Equity

Common Stock

      CoSine has authorized shares of common stock for future issuance at each year end as follows (in thousands):

	2003	2002

Stock options:
Options outstanding	1,246	1,298
Available for future grants	1,747	1,856
Warrants outstanding	34	34

	3,027	3,188

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

      The 1997 Plan also allowed for the exercise of options before vesting and the related issuance of restricted stock that is subject to right of repurchase by CoSine. The rights of repurchase generally lapse at the rate noted above. At December 31, 2003 and 2002, 3,333 and 45,952 shares of common stock were subject to repurchase at an aggregate repurchase price of $233,737 and $1,930,000 respectively. During 2003 and 2002, employees defaulted on notes receivable in the amounts of $3,840,000 and $14,701,000, respectively, secured by 84,703 shares and 325,916 shares of common stock, respectively. The shares were returned to the Company.

      Effective upon the initial public offering, the 1997 Plan was terminated and the shares reserved and unissued under the 1997 Plan were reserved for issuance under the 2000 Plan.

2000 Stock Option Plan

      In May 2000, the board of directors adopted the 2000 Stock Plan (2000 Plan). The 2000 Plan was approved by CoSine’s shareholders before the completion of the initial public offering. The 2000 Plan provides for the grant of incentive stock options to employees, and for the grant of nonstatutory stock options and stock purchase rights to employees, directors and consultants. Incentive stock options granted under the 2000 Plan will be at prices not less than the fair value of the common stock at the date of grant. The term of each option will be determined by the administrator of the plan, generally 10 years or less.

      CoSine has authorized 2,215,779 shares of common stock for issuance under the 2000 Plan. At December 31, 2003 and 2002, a total of 1,066,640 and 1,273,467 shares were available for future options grants under the 2000 Plan, respectively.

COSINE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2002 Stock Option Plan

      In January 2002, the board of directors adopted the 2002 Stock Plan (2002 Plan). The purpose of the 2002 Plan is to make available for issuance certain shares of Common Stock that have been (i) previously issued pursuant to the exercise of stock options granted under the 1997 Plan and (ii) subsequently reacquired by CoSine pursuant to repurchase rights contained in restricted stock purchase agreements or pursuant to optionee defaults on promissory notes issued in connection with the exercise of such options (Reacquired Shares). Under the terms of the 1997 Plan and the 2000 Plan, these Reacquired Shares would not otherwise have been available for reissuance. Only shares that were previously issued under the 1997 Plan and subsequently reacquired by CoSine have been or will be reserved for issuance under the 2002 Plan.

      CoSine has authorized up to a maximum of 1,000,000 shares of common stock for issuance of Reacquired Shares under the 2002 Plan. At December 31, 2003, there were an aggregate of 729,598 Reacquired Shares under the 2002 Plan. At December 31, 2003 and 2002, a total of 656,538 and 558,745 shares were available for future options grants under the 2002 Plan, respectively.

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

2000 Director Option Plan

      In May 2000, the board of directors adopted the 2000 Director Option Plan (Director’s Plan), which was effective upon the closing of the initial public offering. At December 31, 2003, and 2002, a total of 48,000 and 40,000 shares of common stock have been authorized for issuance under the Director’s Plan. At December 31, 2003 and 2002, a total of 24,000 and 32,000 shares were available for future options grants under the Director’s Plan, respectively.

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

COSINE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary Stock Option Plan Activity

      Stock activity under the Stock Option Plans was as follows (in thousands, except per share data):

		Options Outstanding

			Weighted-
	Shares		Average
	Available for		Price Per
	Grant	Shares	Share

Balance as of December 31, 2000	662	1,417	$82.89
Authorized	510	—	—
Granted	(1,656)	1,656	23.16
Exercised	—	(50)	3.79
Canceled	1,343	(1,343)	86.83

Balance as of December 31, 2001	859	1,680	23.57
Repurchased	645	—	—
Granted	(1,884)	1,884	9.26
Exercised	—	(30)	9.73
Canceled	2,236	(2,236)	20.05

Balance as of December 31, 2002	1,856	1,298	9.18
Repurchased	85	—	—
Granted	(695)	695	5.42
Exercised	—	(246)	4.93
Canceled	501	(501)	11.45

Balance as of December 31, 2003	1,747	1,246	7.01

      The following table summarizes information concerning options outstanding and exercisable at December 31, 2003 (in thousands, except per share data):

	Options Outstanding
				Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
	of	Contractual	Exercise	of	Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price

$1.50-4.94	22	9.0	$4.69	1	$3.77
5.00	628	7.5	5.00	448	5.00
5.06-6.00	468	9.4	5.36	—	—
6.12-7.30	60	9.7	6.58	—	—
8.80-17.70	35	7.8	13.76	20	15.09
22.30-120.00	33	6.7	64.08	25	78.16

$1.50-120.00	1,246	8.3	$7.01	494	$9.05

2000 Employee Stock Purchase Plan

      In May 2000, the board of directors adopted the 2000 Employee Stock Purchase Plan (Purchase Plan), which was effective upon the closing of the initial public offering. The Purchase Plan qualifies under the provisions of section 423 of the 1986 Internal Revenue Code of the United States. A total of 654,185 shares are authorized for issuance under the Purchase Plan. Under the terms of the Purchase Plan, employees may

COSINE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contribute through payroll deductions up to 10% of their compensation to purchase shares at a price equal to 85% of the lower of the fair market value of the common stock at the beginning of the offering period or at the end of the offering period.

Stock-Based Compensation

      During the year ended December 31, 2000, CoSine issued stock options to employees with exercise prices that it believed represented the fair value of the stock. In March 2000, after CoSine began the initial public offering process, CoSine reevaluated the fair value of its common stock. In connection with the reevaluation, CoSine recorded deferred stock compensation for these stock option grants of $81,029,000 in the year ended December 31, 2000, representing the difference between the fair value of the common stock for financial reporting purposes and the exercise price of the underlying options. This amount is recorded as a reduction of stockholders’ equity and is being amortized over the vesting period of the individual options, generally four years, using the graded vesting method. CoSine recorded amortization of deferred stock compensation of $1,377,000, $7,273,000 and $29,691,000 for the years ended December 31, 2003, 2002 and 2001, respectively. When an employee terminates, an expense credit is recorded for any amortization that has been previously recorded as an expense in excess of vesting. For the years ended December 31, 2003 and 2002, credits of $956,000 and $8,466,000, respectively, were recorded to reverse deferred stock compensation amortization in excess of vesting. In 2003, CoSine additionally recorded a reversal of deferred stock compensation of $196,000 due to employee terminations.

      During the year ended December 31, 2000, CoSine granted common stock options to non-employees at exercise prices that range from $40.00 to $95.00 per share for services provided to CoSine. These options are included in the option tables disclosed above. The options generally vest over four years at a rate of 25% one year from the grant date and ratably monthly thereafter and expire 10 years after the grant date. CoSine recognized expense of $4,000 in 2001 for these transactions, and no expense in 2003 or 2002. The fair value of these options was periodically re-measured as they vested over the performance period and was estimated using the Black-Scholes model with the following assumptions: risk-free interest rate of 5%, expected life of 10 years, a dividend yield of zero, and an expected volatility of CoSine’s common stock of 0.6.

      During the year ended December 31, 2000, CoSine converted full-recourse promissory notes received from employees upon the early exercise of unvested employee stock options to non-recourse obligations. Accordingly, CoSine is required to re-measure the compensation associated with these shares until the earlier of the note being repaid or defaulted. The result of each re-measurement is deferred compensation expense, which is amortized over the remaining vesting period of the underlying options. In 2003, CoSine recorded no amortization or changes to deferred stock compensation for employee stock options exercised with non-recourse promissory notes. In 2002, CoSine recorded a reversal of deferred stock compensation of $4,916,000 due to employee terminations, a reduction of deferred compensation of $282,000 due to the re-measurement of compensation associated with these unvested shares and amortization of $173,000. In 2001, CoSine recorded a reduction deferred stock compensation due to the re-measurement of compensation associated with these unvested shares amounting to $31,586,000 and a reversal of amortization of $526,000.

      On November 1, 2002, CoSine re-priced 1,091,453 outstanding employee stock options to purchase shares of CoSine’s common stock with original exercise prices ranging from $5.45 per share to $159.38 per share. These options were re-priced to $5.00 per share, $1.00 more than the fair market value of the underlying shares on the re-pricing date. Compensation associated with these options will be re-measured until they are exercised, canceled, or expire. During 2003, CoSine recorded deferred stock compensation in relation to re-priced stock options amounting to $619,000 and amortization of $797,000, as the price of CoSine’s stock at December 31, 2003 was higher than the re-priced amount. In 2003, CoSine additionally recorded a reversal of deferred stock compensation of $68,000 due to employee terminations. During 2002, CoSine recorded deferred stock compensation in relation to re-priced stock options amounting to $1,111,000 and amortization

COSINE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of $514,000, as the price of CoSine’s stock at the end of the quarter after the November 2002 re-pricing was higher than the re-priced amount.

      On July 10, 2001, CoSine re-priced 722,071 outstanding employee stock options to purchase shares of CoSine’s common stock with original exercise prices ranging from $40.00 per share to $400.00 per share. These options were re-priced to $15.50 per share, the fair market value of the underlying shares on the re-pricing date. Compensation associated with these options will be re-measured until they are exercised, canceled, or expire. During the years ended December 31, 2003, 2002 and 2001, CoSine did not record any deferred stock compensation in connection with these re-priced options, as the price of CoSine’s stock was not higher than the re-priced amount at any quarter-end during those periods.

Warrants

      During the period from August 1998 to April 2000, CoSine issued warrants to purchase common stock to various consultants, lessors, lenders, service providers and customers. The warrants had a variable measurement date and, accordingly, were periodically revalued based on the guidance of Emerging Issues Taks Force Consensus No. 96-18 (EITF No. 96-18). The fair value of these warrants has been amortized over the expected life of the warrants. Except for the warrants discussed below, all of these warrants were fully amortized as of December 31, 2003 and no longer affect the Company’s financial statements.

      In August 1998, in connection with a facilities lease arrangement, CoSine issued warrants to purchase 15,792 shares of series A preferred stock. The warrants were exercisable at any time at no cost to the holder and expired on the earlier of five years following the issue date or a corporate reorganization. The warrants had a variable measurement date and accordingly they are periodically revalued based on the guidance of EITF No. 96-18. The warrants vested over a period of one year and their fair value was calculated to be $767,000 at December 31, 1999 using the Black-Scholes valuation method, utilizing a volatility factor of 0.6, risk-free interest rate of 5%, and an initial expected life of five years. The fair value of the warrants is being amortized over the term of the lease. These warrants were exercised in June 2000 and converted into 63,642 shares of common stock upon the completion of the initial public offering in September of 2000. At December 31, 2003 and 2002, CoSine had $435,000 and $497,000, respectively, of unamortized warrant charges related to the facilities lease.

      At December 31, 2003 and 2002, warrants to purchase 30,488 and 3,750 shares of common stock at $7.38 per share and $80.00 per share, respectively, were outstanding.

7.	Related Parties

      As of December 31, 2003 and 2002, CoSine had non-recourse promissory notes receivable of $600,000 and $775,000, respectively, from officers of CoSine for the payment of stock option exercises. The remaining note is secured by a pledge of CoSine’s common stock and has an annual interest rate of 6.77%. The note and interest accrued but unpaid are due and payable during 2008. During 2003, one officer, whose employment with CoSine terminated, defaulted on the payment of a non-recourse loan amounting to $175,000, secured by 4,375 shares of common stock. During 2002, four officers, whose employment with CoSine terminated, defaulted on the payment of non-recourse loans amounting to $2,485,000, secured by 67,156 shares of common stock.

      As of December 31, 2003 and 2002, CoSine had non-recourse promissory notes receivable secured by a pledge of CoSine’s common stock totaling $6,059,000 and $9,756,000, respectively, from non-officer employees of CoSine for the payment of stock option exercises. Yearly interest on the notes ranges from 6.09% to 6.77%. The notes are due and payable at the earliest of 10 years from the date of loan, the date of the employee’s termination or the date the shares are sold. During 2003 and 2002, non-officer employees defaulted

COSINE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on notes receivable in the amounts of $3,665,000 and $12,216,000, respectively, secured by 80,981 shares and 264,907 shares of common stock, respectively.

8.	Income Taxes

      The provisions for income taxes of $287,000, $509,000 and $837,000 for the years ended December 31, 2003, 2002 and 2001, respectively, are comprised entirely of foreign corporate income taxes. The difference between the provisions for income taxes and the amounts computed by applying the federal statutory income tax rate to the losses before income taxes are explained below (in thousands):

	2003	2002	2001

U.S. federal tax benefit at federal statutory rate	$(11,780)	$(32,888)	$(50,896)
Loss for which no tax benefit is currently recognizable	11,910	30,828	46,030
Non-cash charges related to equity issuances	157	2,569	5,703

Total provision	$287	$509	$837

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of CoSine’s deferred tax assets are as follows (in thousands):

	December 31,
	2003	2002

Deferred tax assets:
Net operating loss carryforwards	$101,653	$85,000
Equity related charges	150	13,719
Tax credit carryforwards	8,359	5,496
Deferred revenue	579	592
Inventory reserve	5,471	2,905
Capitalized research and development	9,332	6,685
Capital loss carryforward	27,789	—
Accruals and reserves not currently deductible	7,879	6,760

Total deferred tax assets	161,212	121,157
Valuation allowance	(161,212)	(121,157)

Net deferred tax assets	$—	$—

      Financial Accounting Standards Board Statement Number 109, “Accounting for Income Taxes” provides for the recognition of deferred tax assets if realization of the deferred tax assets is more likely than not. Based upon the weight of available evidence, which includes CoSine’s historical operating performance and the reported cumulative net losses in all prior years, CoSine has provided a full valuation allowance against its net deferred tax assets. The valuation allowance increased by $40,055,000 in 2003 and by $20,448,000 in 2002. The valuation allowance at December 31, 2003 includes approximately $150,000 relating to equity issuances, compared to approximately $13,719,000 at December 31, 2002. The decrease during fiscal 2003 relates primarily to a reduction in the expected future tax benefits from previously issued stock options.

      As of December 31, 2003, CoSine had federal net operating loss carryforwards of approximately $276,000,000, which will begin to expire in 2018 if not utilized and state net operating loss carryforwards of approximately $129,000,000, which will begin to expire in 2007 if not utilized. As of December 31, 2002, CoSine had federal net operating loss carryforwards of approximately $232,000,000, which will begin to expire

COSINE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in 2013 if not utilized and state net operating loss carryforwards of approximately $101,000,000, which will begin to expire in 2007 if not utilized.

      As of December 31, 2003, CoSine also had federal and state research and development tax credit carryforwards of approximately $7,113,000 and $7,967,000, respectively. As of December 31, 2002, CoSine also had federal and state research and development tax credit carryforwards of approximately $3,100,000 and $3,490,000, respectively. The federal tax credit carryforwards will expire at various dates beginning in 2013, if not utilized. The State credits do not expire.

      During fiscal 2003, the Company liquidated certain subsidiary, resulting in a capital loss carryforward of approximately $69,470,000. These losses may only be offset against future capital gains and will expire in fiscal 2008 if not utilized.

      Use of the net operating loss and tax credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization.

9.	Restructuring and Impairment Charges

May and March 2003 Restructuring

      In May and March 2003, CoSine’s senior management communicated additional reductions in its workforce related to employees in its European region and the closure of a sales office in the Asia/ Pacific Rim region. The employees were notified in May and March 2003 that their job functions would be eliminated and that termination benefits would be paid to them. As a result of the workforce reduction, five employees were designated for termination. Amounts related to the workforce reduction and the other items are expected to be paid through June of 2004.

      Activity related to the May and March 2003 restructurings for the year ended December 31, 2003 was as follows, (in thousands):

	Worldwide	Lease
	Workforce	Termination
	Reduction	and Other	Total

Charges	$277	$17	$294
Cash payments	(284)	(12)	(296)
Non-cash items	(20)	(4)	(24)
Accrual adjustment	75	(1)	74

Provision balance at December 31, 2003	$48	$—	$48

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

COSINE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Activity related to the October 2002 restructuring for the years ended December 31, 2003 and 2002 was as follows, (in thousands):

	Worldwide	Lease
	Workforce	Termination
	Reduction	and Other	Total

Charges	$1,945	$7,854	$9,799
Cash payments	(1,628)	—	(1,628)
Deposit forfeiture and deferred rent	—	305	305

Provision balance at December 31, 2002	$317	$8,159	$8,476

Cash payments	(310)	(8,112)	(8,422)
Accrual adjustment	(7)	(47)	(54)

Provision balance at December 31, 2003	$—	$—	$—

May 2002 Restructuring

      In May 2002, CoSine’s senior management approved a restructuring program to reduce its worldwide workforce, close certain sales offices, exit certain facilities and dispose of or abandon certain property and equipment. Employees were notified in May 2002 that certain job functions would be eliminated and that particular termination benefits would be paid to affected employees. As a result of the workforce reduction, 146 employees were designated for termination in the restructuring program. Most of the terminations took place in the second quarter of 2002, with the remainder taking place in the third quarter of 2002. The employees in the workforce reduction were from all functional groups and were located in offices in the United States, Europe and Asia. Amounts related to the worldwide workforce reduction were paid out through December of 2002, and lease commitments and non-cancelable commitments are being paid out over their respective terms through March 2004. The Company also wrote down certain property and equipment to its expected realizable value as the assets have been either sold, disposed of or otherwise abandoned.

      Activity related to the May 2002 restructuring for the years ended December 31, 2003 and 2002 was as follows, (in thousands):

	Worldwide	Write-down of	Lease
	Workforce	Property and	Commitments
	Reduction	Equipment	and Other	Total

Charges	$3,660	$3,248	$2,318	$9,226
Cash payments	(3,660)	—	(1,503)	(5,163)
Non-cash charges	—	(3,248)	—	(3,248)

Provision balance at December 31, 2002	$—	$—	$815	$815

Cash payments			(677)	(677)
Non-cash charges	—	—	(42)	(42)
Accrual adjustment			22	22

Provision balance at December 31, 2003	$—	$—	118	118

Impairment of Long-lived Assets

      As a result of CoSine’s assessment of market conditions and the related effect on its business plan, the Company concluded that indicators of impairment of its long-lived assets were present during the second and third quarters of 2002. Accordingly, the Company performed an impairment test of the carrying value of its

COSINE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

long-lived assets, consisting primarily of property and equipment, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Based on an undiscounted cash flow analysis, the cash flows expected to be generated by CoSine’s long-lived assets during their estimated remaining useful lives were not sufficient to recover the net book value of the assets. Consequently, the Company obtained a valuation report outlining the estimated fair value of the assets, based on quoted market prices, from an independent appraiser and recorded an impairment charge of $15,512,000 to write the carrying value of its long-lived assets held for use down to their fair values in the second and third quarters of 2002. In addition, property and equipment that was idled or abandoned was written down by approximately $3,248,000 to its estimated net realizable value.

April and September 2001 Restructuring

      In April and September of 2001, CoSine’s senior management approved restructuring programs to reduce its worldwide workforce, close certain sales offices, exit certain facilities and idle certain property and equipment. Employees affected by the April 2001 program were notified and terminated in April 2001. With respect to the September 2001 program, notification was given to employees in September 2001 that certain job functions would be eliminated and that particular termination benefits would be paid to affected employees.

      Activity related to the April and September 2001 restructurings for the years ended December 31, 2002 and 2001 was as follows (in thousands):

	Worldwide	Write-down of	Lease
	Workforce	Property and	Commitments
	Reduction	Equipment	and Other	Total

Charges	$3,496	$4,593	$902	$8,991
Cash payments	(3,155)	—	(135)	(3,290)
Non-cash charges	—	(4,593)	—	(4,593)

Provision balance at December 31, 2001	$341	$—	$767	$1,108

Cash payments	(341)	—	(767)	1,108

Provision balance at December 31, 2002	$—	$—	$—	$—

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

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.	Controls and Procedures

      Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. While our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote. Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, with the participation of our chief executive officer and chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose, except as noted below under “Changes in Internal Controls.”

      Changes in Internal Controls. During the fourth quarter of fiscal year 2003, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, we intend to continue to refine our internal controls on an ongoing basis. Our management and our independent auditors have reported to our Audit Committee certain matters involving internal controls that our independent auditors consider to be reportable conditions, but not material weaknesses, under standards established by the American Institute of Certified Public Accountants. The first reportable condition relates to the control processes related to revenue recognition. The annual audit process identified instances of a lack of timely communication between the sales and finance departments for certain contractual terms and instances of incorrect interpretation of the accounting literature for a certain type of transaction. The revenue recognition items related to this reportable condition were adjusted in connection with the preparation of the audited financial statements for the year ended December 31, 2003. The second reportable condition relates to the December 31, 2003 financial close process. Certain adjustments were identified in the annual audit process, related to stock-based compensation amortization, a balance sheet adjustment for a specific fixed asset capitalization, foreign income tax accruals and inventory reserves. In addition, there were instances where accounting analyses did not include evidence of a timely review. The adjustments related to these matters were made by the Company in connection with the preparation of the audited financial statements for the year ended December 31, 2003.

      Given these reportable conditions, management devoted additional resources to resolving questions that arose during our year-end audit. As a result, we are confident that our consolidated financial statements for the year ended December 31, 2003 fairly present, in all material respects, our financial condition and results of operations.

      The reportable conditions have been discussed in detail among management, our Audit Committee and our independent auditors, and we are committed to addressing and resolving these matters fully and promptly, by putting in place the personnel, processes, technology and other resources appropriate to support our revenue recognition and financial close processes. We have completed a full review of our revenue recognition policy and practices and have implemented a number of process improvements. We intend to complete a review of our financial close process and define and implement needed improvements in the quarter ending March 31, 2004.

PART III

Item 10.	Directors and Executive Officers of the Registrant

DIRECTORS

      The names of our directors and their ages, titles and biographies as of March 25, 2004 appear below. Our board of directors has determined that each of our outside directors (Messrs. Green, Spreng and Abbe) are “independent directors” as defined in the applicable Nasdaq listing standards and meet all additional independence requirements set forth in SEC rules for membership on the Audit Committee.

Name	Age	Position

Donald Green	72	Chairman of the Board of Directors
R. David Spreng	42	Director
Stephen Goggiano	51	Director, President and Chief Executive Officer
Charles J. Abbe	63	Director

      Donald Green has served as Chairman of CoSine since March 2002 and as a Director since June 1999. Mr. Green was a co-founder of Advanced Fibre Communications, Inc., a provider of multi-service access solutions for the telecommunications industry, and served as its Chairman of the Board from May 1999 until his retirement in September 2001, and also served as Chief Executive Officer from May 1992 to May 1999. Mr. Green is also a Director of TCSI Corporation, a software company. Mr. Green holds a higher national certificate in electrical engineering from Willesdon Technical College.

      R. David Spreng has served as a director of CoSine since December 1998. Mr. Spreng has served as the Managing General Partner of Crescendo Venture Management, LLC since September 1998. Mr. Spreng served as President of IAI Ventures, Inc. from March 1996 to September 1998 and served in various capacities at Investment Advisers, Inc. since 1989. Mr. Spreng is also a Director of Allied Riser Communications Corporation, a broadband communications services provider; Oplink Communications, Inc., a designer, developer and manufacturer of fiber optic components; and Tut Systems, Inc., a developer of multi-service broadband access systems. Mr. Spreng holds a B.S. in finance and accounting from the University of Minnesota.

      Stephen Goggiano has served as a Director and Chief Executive Officer of CoSine since March 2002. He served as Chief Operating Officer from December 1999 to March 2002 and assumed the position of President in April 2001. Prior to joining CoSine, Mr. Goggiano held various positions at SGI, formerly known as Silicon Graphics, Inc., a provider of computing systems and software, from 1989 to 1999. These positions included Senior Vice President and General Manager of SGI’s Server and Supercomputer division, and Senior Vice President of Worldwide Manufacturing and Customer Service. Mr. Goggiano holds a B.S. in Business from San Jose State University.

      Charles J. Abbe has served as a Director of CoSine since August 2000. Until his retirement in June 2001, Mr. Abbe has served as President and Chief Operating Officer of JDS Uniphase Corporation, a designer, developer and manufacturer of fiber optic products, since April 2000, following the merger of Optical Coating Laboratory, Inc. with JDS Uniphase in February of the same year. Mr. Abbe served as Optical Coating Laboratory’s President and Chief Executive Officer from April 1998 to March 2000, as its President from November 1997 to April 1998 and as its Vice President and General Manager for North America and Asia from April 1996 to November 1997. From 1991 to 1996, Mr. Abbe held several senior executive positions with Raychem Corporation, a materials science company, including Senior Vice President, Electronics Sector. Mr. Abbe currently serves as a Director of Cymer, Inc., a semi-conductor equipment company; the chairman of Nova Crystals, Inc., a manufacturer of fiber optics components; and a director of Xponent, Inc., a manufacturer of fiber optics components. Mr. Abbe holds a B.S. and an M.S. in chemical engineering from Cornell University and an M.B.A. from Stanford University.

      The board of directors currently has an Audit Committee, which is composed of Messrs. Abbe, Green and Spreng and is chaired by Mr. Green. The Audit Committee oversees the accounting and financial reporting processes of the Company and the audit of its financial statements, reviews the Company’s internal accounting procedures, appoints, compensates, retains and oversees the independent accountants, reviews and approves all audit and non-audit services performed by the independent accountants, reviews with the independent accountants the scope and results of their annual examination of the Company’s consolidated financial statements, and performs the other functions specified in the Audit Committee Charter. The board of directors has determined that Mr. Abbe is an “audit committee financial expert” as defined in SEC rules.

EXECUTIVE OFFICERS

      The information required by this item with respect to our executive officers is set forth in Item 1 of this report on page 10.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than 10 percent of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10 percent stockholders are required by the regulations of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2003 all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with, except that on October 21, 2003, Vinton Cerf, Donald Green, Charles J. Abbe and R. David Spreng each filed a Form 4 reporting the automatic grant on May 6, 2003 of a stock option for the purchase of 2,000 shares of the Company’s common stock under the Company’s 2000 Director Option Plan, on November 26, 2003, Stephen Goggiano, Terry Gibson and Robert Iannucci each filed a Form 4 reporting stock option grants on May 6, 2003 under the Company’s 2000 Stock Plan for the purchase of 90,000 shares, 46,000 shares and 46,000 shares, respectively, and on December 10, 2003, Jill Bresnahan filed a Form 4 reporting stock option grants on May 6, 2003 under the Company’s 2000 Stock Plan for the purchase of 37,000 shares.

CODE OF ETHICS

      The Company has adopted a code of ethics that applies to our principal executive officer, principal financial officer and controller. Our code of ethics satisfies the requirements set forth in Item 406 of Regulation S-K and is posted on our Internet website (www.cosinecom.com). The Company intends to disclose any amendments to its code of ethics on its Internet website.

Item 11.	Executive Compensation

EXECUTIVE COMPENSATION

      The following table summarizes the total compensation awarded to, earned by, or paid for services rendered to the Company in all capacities during each of the fiscal years ended December 31, 2003, 2002 and

2001, respectively, by each person who served as an executive officer of the Company at any time during 2003 (the “Named Executive Officers”).

Summary Compensation Table

				Long Term
				Compensation
				Awards

		Annual Compensation		Securities
				Underlying	All Other
	Fiscal	Salary	Bonus	Options	Compensation
Name and Principal Position	Year	($)	($)	(#)	($)

Stephen Goggiano(1)	2003	$300,908	$—	90,000	$—
Director, President and	2002	300,908	—	220,000 (6)	—
Chief Executive Officer	2001	299,393	28,271	—	—
Jill Bresnahan(2)	2003	162,365	—	37,000	93,946	(10)
Senior Vice President, General	2002	206,307	—	76,000 (7)	—
Counsel and Secretary	2001	196,713	30,000	18,375	—
Terry Gibson(3)	2003	265,358	—	46,000	—
Executive Vice President	2002	260,128	—	60,000 (8)	—
and Chief Financial Officer	2001	—	—	—	—
Robert Iannucci(4)	2003	238,703	25,000	46,000	116,307	(11)
Senior Vice President,	2002	272,935	50,000	60,000 (9)	—
Engineering	2001	—	—	—	—
Jerry Jalaba(5)	2003	92,975	10,000	50,000	—
Senior Vice President,	2002	—	—	—	—
Worldwide Sales	2001	—	—	—	—

(1)	Mr. Goggiano served as President and Chief Operating Officer in fiscal year 2001 and was appointed to the board of directors and named Chief Executive Officer on March 3, 2002.

(2)	Ms. Bresnahan resigned as Senior Vice President, General Counsel and Secretary effective September 5, 2003.

(3)	Mr. Gibson began employment with the Company on January 7, 2002.

(4)	Mr. Iannucci resigned as Senior Vice President, Engineering effective November 14, 2003.

(5)	Mr. Jalaba began employment with the Company on August 4, 2003.

(6)	Includes the grant of options in 2002 for the purchase of 90,000 shares, the subsequent re-pricing of those options in November of 2002, and the re-pricing of options granted prior to 2002 for the purchase of an aggregate of 40,000 shares.

(7)	Includes the grant of options in 2002 for the purchase of 20,000 shares, the subsequent re-pricing of those options in November of 2002, and the re-pricing of options granted prior to 2002 for the purchase of an aggregate of 36,000 shares.

(8)	Includes the grant of options in 2002 for the purchase of 30,000 shares and the subsequent re-pricing of those options in November of 2002.

(9)	Includes the grant of options in 2002 for the purchase of 30,000 shares and the subsequent re-pricing of those options in November of 2002.

(10)	Represents relocation expenses paid to Ms. Bresnahan.

(11)	Represents severance payments paid to Mr. Iannucci in connection with the termination of his employment on November 14, 2003.

Stock Option Grants

      The following table provides information relating to stock options awarded to each of the Named Executive Officers during the year ended December 31, 2003.

Stock Option Grants in 2003

	Individual Grants					Potential Realizable
						Values at Assumed
	Number of		Percent of			Annual Rates of Stock
	Securities		Total Options			Price Appreciation for
	Underlying		Granted to	Exercise		Options Term(1)
	Options		Employees in	Price Per	Expiration
	Granted (#)		Fiscal 2003	Share ($)	Date	5% ($)	10% ($)

Stephen Goggiano	90,000	(2)	13.0%	$5.20	05/06/2013	$294,323	$745,871
Jill Bresnahan	37,000	(2)	5.3%	5.20	05/06/2013	120,999	306,636
Jerry Jalaba	50,000	(2)	7.2%	5.92	09/08/2013	186,153	471,748
Terry Gibson	46,000	(2)	6.6%	5.20	05/06/2013	150,432	381,223
Robert Iannucci	46,000	(2)	6.6%	5.20	05/06/2013	150,432	381,223

(1)	Potential realizable value is based on the assumption that the Common Stock of the Company appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration of the ten-year option term. These numbers are calculated based on the requirements of the Securities and Exchange Commission and do not reflect the Company’s estimate of future stock price growth. The actual realizable value depends on the market value of the Common Stock on the exercise date. No gain to the optionee is possible without an increase in the price of the Common Stock. All assumed values are before taxes and do not include dividends.

(2)	This option vests and becomes exercisable with respect to 25% of the shares subject to the option on one year from the grant date and with respect to an additional 1/48th of the shares subject to the option each month thereafter until fully vested.

Stock Option Exercises in 2003 and 2003 Year End Values

      The following table sets forth certain information regarding the exercise of stock options by the Named Executive Officers during the fiscal year ended December 31, 2003 and stock options held as of December 31, 2003 by the Named Executive Officers.

Aggregate Stock Option Exercises in Last Fiscal Year

and Fiscal Year End Option Values

			Number of Securities
			Underlying Unexercised		Value of Unexercised In-
			Options at December 31,		the-Money Options at
	Shares		2003		December 31, 2003(2)
	Acquired or	Value
	Exercised	Realized(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

	(#)	($)	(#)	(#)	($)	($)
Stephen Goggiano	—	$—	78,749	141,251	$187,423	$318,177
Jill Bresnahan	37,830	80,955	—	—	—	—
Terry Gibson	—	—	14,375	61,625	34,213	137,468
Robert Iannucci	—	—	13,750	62,250	32,725	138,955
Jerry Jalaba	—	—	—	50,000	—	73,000

(1)	Based on the fair value of the underlying securities on the date of exercise minus the exercise price. Values are stated on a pre-tax basis.

(2)	Based on the closing sales price of $7.38 of the underlying securities as of December 31, 2003 as reported on the Nasdaq National Market minus the exercise price. Values are stated on a pre-tax basis.

DIRECTOR COMPENSATION

      Each non-employee director receives a quarterly retainer in the amount of $2,000. In addition, each non-employee director receives $1,000 for attending a board meeting in person, $500 for attending a committee meeting in person, and $250 for attending a board or committee meeting by telephone. We do not compensate directors for committee meetings held together with a board meeting. We reimburse directors for travel and other expenses incurred in attending board and committee meetings.

      Each non-employee director who is first appointed or elected after September 26, 2000 (the date of our initial public offering) will automatically receive under our 2000 Director Option Plan an option to acquire 8,000 shares of Common Stock. These initial options will vest in four equal annual installments. Under the 2000 Director Option Plan, each non-employee director in office for at least six months before each annual meeting of stockholders will receive an additional option to acquire 2,000 shares of Common Stock. These subsequent options will vest on the fourth anniversary of the date of grant. We may also grant directors’ options or restricted stock under our 2000 Stock Plan. On October 20, 2003, upon the recommendation of management, the Compensation Committee approved a resolution increasing the annual option grant to each non-employee director from 2,000 shares to 8,000 shares, with the additional 6,000 shares to be granted under our 2000 Stock Plan. Non-employee directors received option grants during 2003 as listed in the table below. Each of these grants vests on the fourth anniversary of the date of grant.

		Exercise	Number
Director Name	Date of Grant	Price	of Shares

Charles J. Abbe	May 6, 2003	$5.20	2,000
	October 20, 2003	6.96	6,000
Vinton G. Cerf(1)	May 6, 2003	5.20	2,000
	October 20, 2003	6.96	6,000
Donald Green	May 6, 2003	5.20	2,000
	October 20, 2003	6.96	6,000
R. David Spreng	May 6, 2003	5.20	2,000
	October 20, 2003	6.96	6,000

(1)	Mr. Cerf resigned as a director effective December 31, 2003, but continues to serve as a technical advisor to the board of directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The members of the Compensation Committee of the board of directors (the “Compensation Committee”) during fiscal year 2003, were Donald Green, Charles J. Abbe and R. David Spreng. Mr. Abbe serves as Chairman of the Compensation Committee. During fiscal year 2003, the Compensation Committee was composed solely of non-employee directors. None of these persons is, or has been at any time since our incorporation, one of our officers or employees or an officer or employee of any of our subsidiaries.

      No executive officer of the Company has served as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of our board of directors or Compensation Committee.

CHANGE OF CONTROL ARRANGEMENTS

      Some options awarded under our 1997, 2000 and 2002 Stock Plans provide that the options will become fully vested and fully exercisable if, anytime within 24 months following a change of control, the option holder’s employment is terminated other than for cause or if a constructive termination of the option holder’s employment occurs. Events constituting a constructive termination include a significant reduction in the option holder’s duties, position or responsibilities without the option holder’s prior written consent. Options containing such change of control provisions were granted to the Named Executive Officers and other employees.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

      The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of February 20, 2004, unless otherwise noted, by: (i) each person or entity who is known by the Company to own beneficially 5% or more of the Company’s outstanding Common Stock; (ii) each director of the Company; (iii) the Named Executive Officers; and (iv) all directors and executive officers of the Company who were serving on the board and/or were in office as of February 20, 2004 as a group.

	Shares of Common Stock
	Beneficially Owned(2)

		Percent of
Name and Address of Beneficial Owner(1)	Number	Class(3)

5% Stockholders
George W. Haywood(4)	1,614,400	15.90%
c/o Cronin and VRIS, LLP
380 Madison Avenue
New York, NY 10017
Crescendo Ventures(5)	892,256	8.80%
800 LaSalle Avenue, Suite 2250
Minneapolis, MN 55402
Directors and Named Executive Officers
Stephen Goggiano, Director, President and Chief Executive Officer(6)	146,248	1.40%
Charles J. Abbe, Director(7)	8,200	*
Terry Gibson, Executive Vice President and Chief Financial Officer(8)	16,875	*
Jill Bresnahan, Senior Vice President, General Counsel & Secretary(9)	94	—
Donald Green, Chairman(10)	30,313	*
Robert Iannucci, Senior Vice President, Engineering(11)	13,750	*
R. David Spreng, Director(5)	892,256	8.80%
All directors and current executive officers as a group (6 persons)(12)	1,083,476	10.60%

*	Less than 1%.

(1)	Unless otherwise indicated, the address for each listed stockholder is c/o CoSine Communications, Inc., 1200 Bridge Parkway, Redwood City, CA 94065. Except as otherwise indicated, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2)	Beneficial ownership is determined in accordance with the rules promulgated by the Securities and Exchange Commission. Under such rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after February 20, 2004 (or as of April 20, 2004) through the exercise of any stock option or other right. Shares of Common Stock subject to options that are presently exercisable or exercisable within 60 days after February 20, 2004 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage of any other person.

(3)	Percentage of beneficial ownership is based on 10,183,479 shares of Common Stock outstanding as of February 20, 2004, adjusted as required by rules promulgated by the Securities and Exchange Commission.

(4)	Of the 1,614,400 shares, 1,527,000 shares are directly owned by Mr. Haywood and 87,400 shares are indirectly owned by him. Of these 87,400 shares, 60,000 are indirectly owned through Mr. Haywood’s spouse and 17,000 are indirectly owned through his children. The information in this footnote is based upon the Schedule 13G filed February 11, 2004 on behalf of Mr. Haywood.

(5)	Of the 892,256 shares, 225 are directly owned by R. David Spreng, a director of CoSine; 173,857 are directly owned by Crescendo World Fund, LLC; 13,922 are directly owned by Crescendo III, GbR; 20,059 are directly owned by Crescendo III Executive Fund, LP; 675,326 are directly owned by Crescendo III, LP; 7,307 are directly owned by Eagle Ventures WF, LLC; and 1,560 are directly owned by PRISMA German American Venture Partners, GbR. The sole general partner of Crescendo World Fund, LLC is Crescendo Ventures World Fund, LLC. The sole general partner of Crescendo III, LP and Crescendo III Executive Fund, LP is Crescendo Ventures III, LLC. The general partners of Crescendo III, GbR are Crescendo Ventures III, LLC and Verbier Ventures, LLC. R. David Spreng is a managing member of Crescendo Ventures World Fund, LLC, Crescendo Ventures III, LLC, Eagle Ventures WF, LLC, and Verbier Ventures, LLC. Crescendo Capital Management, LLC, is an investment advisor of, and holds a profit interest in, PRISMA German American Venture Partners, GbR. Mr. Spreng is a managing member of Crescendo Capital Management, LLC. Mr. Spreng disclaims beneficial ownership of the shares held by Crescendo World Fund, LLC, Crescendo III, GbR, Crescendo III Executive Fund, LP, Crescendo III, LP, Eagle Ventures WF, LLC, and PRISMA German American Venture Partners, GbR, except to the extent of his pecuniary interest in the shares. The information in this footnote is based upon the Schedule 13G filed February 15, 2002 on behalf of Mr. Spreng and each of the entities named above in this footnote.

(6)	Of the 146,248 shares, 86,248 are subject to exercisable options. Of these 86,248 shares, 8,572 shares will remain unvested as of April 20, 2004. To the extent these options are exercised prior to vesting, the unvested shares acquired would be subject to certain restrictions.

(7)	Of the 8,200 shares, 5,000 are subject to an exercisable option. Of these 5,000 shares, 834 will remain unvested as of April 20, 2004. To the extent this option is exercised prior to vesting, the unvested shares acquired would be subject to certain restrictions.

(8)	All of these shares are subject to an exercisable option.

(9)	These shares are directly owned by Ms. Bresnahan’s two minor children.

(10)	Of the 30,313 shares, 14,265 shares are owned directly by Green Venture Capital II, L.P. and indirectly by Mr. Green as the general partner of Green Venture Capital II, L.P. Mr. Green disclaims beneficial ownership of the shares owned directly by Green Venture Capital II, L.P., except to the extent of his pecuniary interest in the shares.

(11)	All of these shares are subject to an exercisable option.

(12)	Of the 1,083,476 shares, 892,256 shares are owned by Crescendo Ventures as explained in footnote 5 above, 14,265 shares are owned by Green Venture Capital as explained in footnote 10 above, and an additional 834 are restricted shares that were acquired by directors and officers pursuant to the exercise of stock options, but remain unvested as of April 20, 2004. An additional 121,873 shares are subject to options that are exercisable within 60 days of February 20, 2004. Of these 121,873 shares, 9,406 will remain unvested as of April 20, 2004. To the extent these options are exercised prior to vesting, the unvested shares acquired would be subject to certain restrictions.

EQUITY COMPENSATION PLAN INFORMATION

      The following table summarizes equity compensation plans approved by shareholders and equity compensation plans that were not approved by the shareholders as of December 31, 2003:

			(c)
			Number of Securities
	(a)		Remaining Available for
	Number of Securities	(b)	Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of Outstanding	Exercise Price of	Plans (Excluding
	Options, Warrants and	Outstanding Options,	Securities Reflected in
Plan Category	Rights	Warrants and Rights	Column (a))

Equity compensation plans approved by stockholders	1,188,062 (1)	$7.11	1,546,315 (2)
Equity compensation plans not approved by stockholders(3)	92,375	8.83	656,538
Total	1,280,437	7.23	2,202,853

(1)	Includes 179,498 shares subject to outstanding options under the 1997 Stock Plan, 984,564 shares subject to outstanding options under the 2000 Stock Plan, and 24,000 shares subject to outstanding options under the Director Plan.

(2)	Includes 1,066,640 shares available for future issuance under the 2000 Stock Plan, 24,000 shares available for future issuance under the Director Plan, and 455,675 shares available for future issuance under the Employee Stock Purchase Plan.

(3)	The only equity compensation plan not approved by stockholders is the 2002 Stock Plan (the 2002 Plan). The board of directors adopted the 2002 Plan in January 2002. The purpose of the 2002 Plan is to make available for issuance certain shares of Common Stock that have been (i) previously issued pursuant to the exercise of stock options granted under the 1997 Plan and (ii) subsequently reacquired by CoSine pursuant to repurchase rights contained in restricted stock purchase agreements or pursuant to optionee defaults on promissory notes issued in connection with the exercise of such options (Reacquired Shares). Under the terms of the 1997 Plan and the 2000 Plan, these Reacquired Shares would not otherwise have been available for reissuance. No shares that were not previously issued under the 1997 Plan and subsequently reacquired by CoSine have been or will be reserved for issuance under the 2002 Plan. A maximum of 1,000,000 shares may be reserved for issuance under the 2002 Plan. An aggregate of 335,791 shares were initially reserved for issuance under the 2002 Plan upon its adoption. These shares consisted of Reacquired Shares as of the date of adoption. Additional shares that become Reacquired Shares after the date of adoption of the 2002 Plan, up to a maximum of 664,209 additional shares, will also become available for issuance under the 2002 Plan. The provisions of the 2002 Plan are substantially similar to those of the 2000 Plan, except that the 2002 Plan does not permit the grant of awards to officers or directors and does not permit the grant of Incentive Stock Options. The 2002 Plan provides for the grant of nonstatutory stock options to employees (excluding officers) and consultants. Stock options granted under the 2002 Plan will be at prices not less than the fair value of the common stock at the date of grant. The term of each option, generally 10 years or less, will be determined by CoSine.

Item 13.	Certain Relationships and Related Transactions

INDEBTEDNESS OF MANAGEMENT

      Prior to the Company’s initial public offering, all employees were allowed to pay the exercise price for their 1997 Stock Plan options with full recourse promissory notes secured by a pledge of the shares underlying the exercised options. The Company holds promissory notes from certain executive officers that elected to do so. In December 2000, the Compensation Committee approved the change of all outstanding promissory notes given by employees in connection with the exercise of options from full recourse to non-recourse. At

December 31, 2003, the principal amounts, maturity dates, and annual rates of interest of the outstanding notes executed by executive officers were as follows:

	Principal
	Amount of		Annual Rate
Executive Officer	Note(s)	Maturity Date	of Interest

Stephen Goggiano	$600,000	February 1, 2010	6.77%
Jill Bresnahan	$175,000	March 28, 2010	6.75%

Item 14.	Principal Accountant Fees and Services

      Aggregate fees for professional services rendered by Ernst & Young LLP during 2003 and 2002 were as follows:

	2003	2002

Audit Fees(1)	$264,208	$299,248
Audit-related Fees(2)	6,400	65,640
Tax Fees(3)	35,647	193,571
All Other Fees(4)	14,314	55,426

Total	$320,569	$613,885

(1)	Fees for audit services include fees associated with the annual audit and 10-K, the reviews of the Company’s quarterly reports on Form 10-Q, and statutory audits required internationally.

(2)	Audit-related fees principally included consultation on technical accounting matters and benefits plan audits.

(3)	Tax fees included tax compliance and tax advice.

(4)	All other fees principally included stock option advice, internal control consultation, subsidiary liquidation services, real estate advisory services and employee termination advice.

      Effective May 2003, all professional services rendered by Ernst & Young LLP are required to be pre-approved by the audit committee. In fiscal year 2003, all services were pre-approved by the audit committee.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this Annual Report on Form 10-K:

      (1) Financial Statements:

      (2) Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts	72

      All other schedules are omitted as they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

      (3) Exhibits:

      See Exhibit Index on page 80. The Exhibits listed in the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-K.

      (b) Reports on Form 8-K.

      On October 21, 2003, the Company issued a press release in which it reported earnings for the quarter ending September 30, 2003. A copy of such press release was furnished by the Company with a Form 8-K on October 21, 2003 as Exhibit 99.1.

COSINE COMMUNICATIONS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Charged
		to
	Balance at	Expenses	Additions	Balance at
Classification	Beginning of Year	(Credits)	(Deductions)(1)	End of Year

	(In thousands)
Year ended December 31, 2003:
Reserves for accounts receivable	$233	$(113)	$30	$150

Year ended December 31, 2002:
Reserves for accounts receivable	$700	$296	$(763)	$233

Year ended December 31, 2001:
Reserves for accounts receivable	$631	$1,385	$(1,316)	$700

(1)	Represents write offs of accounts receivable. In 2003, CoSine collected a receivable previously written off.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 2004.

COSINE COMMUNICATIONS, INC.

By:	/s/ STEPHEN GOGGIANO

Stephen Goggiano
President and Chief Executive Officer

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen Goggiano, Marc Bocci and Terry Gibson, and each of them acting individually, his true and lawful attorneys-in-fact and agents, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each of said attorneys-in-fact, or his substitute or substitutes, and each of them, hereby ratifying and confirming all that such attorneys-in-fact, or any substitutes, may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 25, 2004 by the following persons in the capacities indicated.

Signature	Title

/s/ STEPHEN GOGGIANO Stephen Goggiano	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ TERRY GIBSON Terry Gibson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ DONALD GREEN Donald Green	Chairman of the Board and Director

/s/ CHARLES J. ABBE Charles J. Abbe	Director

/s/ R. DAVID SPRENG R. David Spreng	Director

EXHIBIT INDEX

Exhibit
Number		Description

3	.1*	Second Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Form 10-Q filed November 14, 2000).
3	.2*	Bylaws (incorporated by reference to Exhibit 3.3 to Form 8A (file no. 000-30715) filed May 26, 2000).
3	.3*	First Amendment to Bylaws dated April 30, 2001 (incorporated by reference to Exhibit 3.3 to Form 10-Q filed August 13, 2001).
3	.4*	Second Amendment to Bylaws dated January 28, 2003 (incorporated by reference to Exhibit 3.4 to Form 10-K filed March 27, 2003).
3.5		Third Amendment to Bylaws dated February 2, 2004.
10	.1*	Form of Indemnification Agreement entered into by the Registrant with each of its directors and officers (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to Registration Statement on Form S-1 filed June 6, 2000).
10	.2*	2000 Stock Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.2 of Amendment No. 1 to Registration Statement on Form S-1 filed June 6, 2000).
10	.3*	2000 Employee Stock Purchase Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.3 of Amendment No. 1 to Registration Statement on Form S-1 filed June 6, 2000).
10	.4*	2000 Director Option Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.4 of Amendment No. 1 to Registration Statement on Form S-1 filed June 6, 2000).
10	.5*	1997 Stock Plan (as amended and restated) and forms of agreements thereunder (incorporated by reference to Exhibit 10.5 of Registration Statement on Form S-1 filed April 28, 2000).
10	.6*	Third Amended and Restated Investors’ Rights Agreement (incorporated by reference to Exhibit 10.6 of Amendment No. 1 to Registration Statement on Form S-1 filed June 6, 2000).
10	.7*	Master Loan and Security Agreement between Registrant and Finova Capital Corporation date as of May 19, 1999 (incorporated by reference to Exhibit 10.10 of Amendment No. 1 to Registration Statement on Form S-1 filed June 6, 2000).
10	.8*	Building Lease Agreement between Registrant and Westport Joint Venture dated as of May 26, 1998 (incorporated by reference to Exhibit 10.14 of Amendment No. 1 to Registration Statement on Form S-1 filed June 6, 2000).
10	.9*	Amendment No. 1 to Lease between Registrant and Westport Joint Venture dated as of September 9, 1999 (incorporated by reference to Exhibit 10.15 of Registration Statement on Form S-1 filed April 28, 2000).
10	.10*	Building Lease Agreement between Registrant and Westport Joint Venture dated as of September 20, 1999 (incorporated by reference to Exhibit 10.16 of Amendment No. 1 to Registration Statement on Form S-1 filed June 6, 2000).
10.11		Amendment to Lease Agreement between Registrant and Westport Joint Venture executed as of February 17, 2003.
10	.12*	2002 Stock Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.17 to Form 10-K filed March 15, 2002).
21.1		Subsidiaries of the Registrant.
23.1		Consent of Independent Auditors.
31.1		Certification of Stephen Goggiano, President and Chief Executive Officer of CoSine Communications, Inc., pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Terry Gibson, Executive Vice President and Chief Financial Officer of CoSine Communications, Inc., pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description

32.1	Certification of Stephen Goggiano, President and Chief Executive Officer of CoSine Communications, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Terry Gibson, Executive Vice President and Chief Financial Officer of CoSine Communications, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.