Form 10-Q
period 2004-03-31
COSINE COMMUNICATIONS INC
filed 2004-05-13
CIK 1060824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2004

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

There were 10,183,500 shares of the Company’s Common Stock, par value $.0001, outstanding on April 30, 2004.

COSINE COMMUNICATIONS, INC.

FORM 10-Q

Quarter ended March 31, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COSINE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for par value and share data)

	March 31,	December 31,
	2004	2003
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$12,045	$19,719
Short-term investments	38,125	38,033
Accounts receivable:
Trade (net of allowance for doubtful accounts of $151 and $150 at March 31, 2004 and December 31, 2003, respectively)	4,026	4,962
Other	540	494
Inventory	3,668	4,003
Prepaid expenses and other current assets	3,061	2,668

Total current assets	61,465	69,879
Property and equipment, net	3,074	2,900
Long-term deposits	587	647

	$65,126	$73,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,467	$1,657
Provision for warranty claims	367	464
Accrued other liabilities	2,644	2,560
Accrued compensation	2,519	1,821
Deferred revenue	2,503	3,543
Current portion of equipment and working capital loans	—	129

Total current liabilities	9,500	10,174
Accrued rent	2,072	2,078
Stockholders’ equity:
Preferred stock, 3,000,000 authorized, none issued and outstanding	—	—
Common stock, $.0001 par value, 300,000,000 shares authorized; 10,179,701 and 10,176,845 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	1	1
Additional paid-in capital	544,728	546,176
Notes receivable from stockholders	(5,718)	(6,659)
Accumulated other comprehensive income	544	533
Deferred compensation	(194)	(455)
Accumulated deficit	(485,807)	(478,422)

Total stockholders’ equity	53,554	61,174

	$65,126	$73,426

See accompanying notes.

(1) The information in this column was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2003.

COSINE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Revenue	$4,455	$2,206
Cost of goods sold[1]	1,497	715

Gross profit	2,958	1,491

Operating expenses:
Research and development[2]	5,255	5,257
Sales and marketing[3]	3,383	3,347
General and administrative[4]	1,708	1,737
Restructuring and impairment charges	35	270

Total operating expenses	10,381	10,611

Loss from operations	(7,423)	(9,120)

Other income (expenses):
Interest income and other	83	426
Interest expense[5]	(2)	(128)

Total other income (expenses)	81	298

Loss before income tax provision	(7,342)	(8,822)
Income tax provision	43	42

Net loss	$(7,385)	$(8,864)

Basic and diluted net loss per share	$(0.74)	$(0.91)

Shares used in computing per share amounts	10,010	9,721

1 Cost of goods sold includes ($26) and $47 for the three months ended March 31, 2004 and 2003, respectively, of non-cash (credits) charges related to equity issuances.

2 Research and development expenses include $41 and $198 for the three months ended March 31, 2004 and 2003, respectively, of non-cash charges related to equity issuances.

3 Sales and marketing expenses include ($39) and ($192) for the three months ended March 31, 2004 and 2003, respectively, of non-cash credits related to equity issuances.

4 General and administrative expenses include ($90) and $137 for the three months ended March 31, 2004 and 2003, respectively, of non-cash (credits) charges related to equity issuances.

5 Interest expense includes $0 and $30 for the three months ended March 31, 2004 and 2003, respectively, of non-cash charges related to equity issuances.

COSINE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2003	2003
Operating activities:
Net loss	($7,385)	($8,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	635	700
Allowance for doubtful accounts	9	—
Non-cash charges related to inventory write-down	102	—
Write-down of property and capital equipment	4	—
Amortization of warrants issued for services	15	44
Amortization of deferred stock compensation	(250)	581
Reversal of amortization in excess of vesting	(115)	(405)
Accrual for bonus to be awarded in shares of common stock	236	—
Other, net	16	(210)
Change in operating assets and liabilities:
Accounts receivable, trade	927	3,413
Other receivables	(46)	357
Inventory	(33)	(1,088)
Prepaid expenses and other current assets	(408)	(380)
Long-term deposits	60	250
Accounts payable	(190)	(332)
Provision for warranty claims	(97)	(284)
Accrued other liabilities	84	(9,581)
Accrued compensation	462	463
Deferred revenue	(1,040)	(313)
Accrued rent	(6)	8

Net cash used in operating activities	(7,020)	(15,641)

Investing activities:
Capital expenditures	(547)	(304)
Purchase of short-term investments	(14,951)	(16,016)
Proceeds from sales and maturities of short-term investments	14,853	36,437

Net cash provided by (used in) investing activities	(645)	20,117

Financing activities:
Principal payments of equipment and working capital loans and capital leases	(129)	(1,471)
Proceeds from issuance of common stock, net	120	54
Proceeds from notes receivable from stockholders	—	22
Repurchase of common stock	—	(3)

Net cash used in financing activities	(9)	(1,398)

Net increase (decrease) in cash and cash equivalents	(7,674)	3,078
Cash and cash equivalents at the beginning of the period	19,719	9,230

Cash and cash equivalents at the end of the period	$12,045	$12,308

Supplemental information:
Cash paid for interest	$2	$98

Income taxes paid	$43	$42

Cancellation of notes receivable due to repurchase of unvested stock	$941	$1,574

Net transfer from inventory to property and equipment	$266	$—

See accompanying notes.

COSINE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements have been prepared by CoSine Communications, Inc. pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X and include the accounts of CoSine Communications, Inc. and its wholly owned subsidiaries (“CoSine” or collectively, the “Company”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year. The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes included in CoSine’s Annual Report filed on Form 10-K for the year ended December 31, 2003.

Pro Forma Information

     CoSine has elected to continue to follow Accounting Principles Board Opinion 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations to account for employee stock options because the alternative fair value method of accounting prescribed by Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant.

     The following table illustrates the effect on CoSine’s net loss and net loss per share if CoSine had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended
	March 31,
	2004	2003
Net loss, as reported	($7,385)	($8,864)
Add: Stock-based employee compensation expense, net of tax, included in reported net loss	(31)	581
Deduct: Reversal of amortization in excess of vesting, net of tax	(98)	(405)

Deduct: Stock-based employee compensation expense determined under fair value method for all stock option grants (SFAS 123 expense), net of tax	(365)	(804)
Pro forma net loss	($7,879)	($9,492)

Basic and diluted net loss per share, as reported	($0.74)	($0.91)

Pro forma basic and diluted net loss per share	($0.79)	($0.98)

     The fair value of CoSine’s options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2004	2003
Dividend yield	0.0%	0.0%
Volatility	0.94	0.32
Risk free interest rate	2.6%	3.0%
Expected life	4 years	4 years

     In the three months ended March 31, 2004, no shares were issued under the Employee Stock Purchase Plan. The estimated weighted-average fair value of shares issued under the Employee Stock Purchase Plan in 2003 was $2.22, using a volatility of 0.47, risk-free interest rate of 1.3% and an expected life of one year.

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

     Generally, a maximum obligation is not explicitly stated. Because the obligated amounts associated with this type of agreement are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, CoSine has not been obligated to make payments for these obligations, and no liabilities have therefore been recorded for these obligations on its consolidated balance sheet as of March 31, 2004.

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

2. COMMITMENTS AND CONTINGENCIES

     As of March 31, 2004, CoSine had commitments of approximately $990,000 relating to purchases of raw materials and semi-finished goods. Of that amount, $364,000 related to excess inventory was accrued at March 31, 2004.

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

3. BALANCE SHEET DETAILS

Inventory

     Net inventories, stated at the lower of cost (first-in, first-out) or market, consisted of the following, in thousands:

	March 31,	December 31,
	2004	2003
	(unaudited)
Raw materials	$216	$160
Semi-finished goods	3,029	3,466
Finished goods	423	377

	$3,668	$4,003

     Included in net finished goods at March 31, 2004 and December 31, 2003 was $190,000 and $160,000, respectively, of goods awaiting customer acceptance. Included in net finished goods at March 31, 2004 and December 31, 2003 were $66,000 and $126,000, respectively, of goods used for customer evaluation purposes.

     During the three months ended March 31, 2004, $60,000 of previously written-down inventory was sold and $102,000 of inventory was written down. During the three months ended March 31, 2003, $336,000 of previously written-down inventory was sold and no inventory was written down. In addition, charges of $35,000 were recorded in the three months ended March 31, 2004 in connection with excess purchase commitments at CoSine’s contract manufacturers. There were no charges in connection with excess purchase commitments at CoSine’s contract manufacturers in the three months ended March 31, 2003.

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

     Changes in CoSine’s warranty liability were as follows, in thousands:

	Three Months Ended March 31,
	2004	2003
	(unaudited)
Beginning balance	$464	$1,103
Warranty charged to cost of goods sold	75	—
Utilization of warranties	(154)	(187)
Changes in estimated liability based on experience	(18)	(97)

Ending balance	$367	$819

4. NET LOSS PER COMMON SHARE

     Basic net loss per common share is calculated based on the weighted-average number of common shares outstanding during the periods presented, less weighted-average shares outstanding that are subject to CoSine’s right of repurchase. Common stock equivalents consisting of stock options and warrants (calculated using the treasury stock method), have been excluded from the diluted net loss per common share computations, as their inclusion would be antidilutive. These securities amounted to 1,258,000 shares and 1,181,000 shares for the three months ended March 31, 2004 and 2003, respectively.

     The calculations of basic and diluted net loss per share are shown below, in thousands, except per share data:

	Three Months Ended
	March 31,
	2004	2003
Net loss	($7,385)	$(8,864)

Basic and diluted:
Weighted-average shares of common stock outstanding	10,180	9,953
Weighted-average shares subject to repurchase	(170)	(232)

Weighted-average shares used in basic and diluted net loss per share	10,010	9,721

Basic and diluted net loss per share	($0.74)	$(0.91)

5. COMPREHENSIVE LOSS

     The components of comprehensive loss are shown below, in thousands:

	Three Months Ended
	March 31,
	2004	2003
Net loss	($7,385)	$(8,864)
Other comprehensive loss:
Unrealized losses on investments	(6)	(75)
Currency translation adjustment	17	(4)

Total other comprehensive gain (loss)	11	(79)

Comprehensive loss	($7,374)	$(8,943)

6. SEGMENT REPORTING

     CoSine operates in only one operating segment, and substantially all of CoSine’s assets are located in the United States.

     Revenues from customers by geographic region for the three months ended March 31, 2004 and 2003, respectively, were as follows, in thousands:

	Three Months Ended
	March 31,
	2004	2003
Region
United States	$2,058	$986
Italy	733	—
France	671	499
Korea	613	2
Europe	302	195
Japan	67	524
Asia/Pacific	11	—

Total	$4,455	$2,206

     For the three months ended March 31, 2004, Sprint, Lucent, Infranet (Korea) and Transpac accounted for 38%, 16%, 13% and 10% of CoSine’s revenue, respectively. For the three months ended March 31, 2003, Sprint, NEC, Equant and Transpac accounted for 33%, 17%, 12% and 11% of CoSine’s revenue, respectively. At March 31, 2004, Infranet (Korea), Sprint and Transpac accounted for 28%, 27% and 13% of CoSine’s accounts receivable, respectively. At December 31, 2003, Sprint and Lucent accounted for 52% and 19% of CoSine’s accounts receivable, respectively.

7. RESTRUCTURING CHARGES

March 2003 and May 2002 Restructuring

     In March 2003, CoSine’s senior management communicated reductions in its workforce related to the closure of a sales office in the Asia/Pacific Rim region. The employees were notified in March 2003 that their job functions would be eliminated and that termination benefits would be paid to them. As a result of the workforce reduction, five employees were designated for termination.

     In May 2002, CoSine’s senior management approved a restructuring program to reduce its worldwide workforce, close certain sales offices, exit certain facilities and dispose of or abandon certain property and equipment. Employees were notified in May 2002 that certain job functions would be eliminated and that particular termination benefits would be paid to affected employees. As a result of the workforce reduction, 146 employees were designated for termination in the restructuring program. Most of the terminations took place in the second quarter of 2002, with the remainder taking place in the third quarter of 2002. The employees in the workforce reduction were from all functional groups and were located in offices in the United States, Europe and Asia. The Company also wrote down certain property and equipment to its expected realizable value as the assets have been either sold, disposed of or otherwise abandoned. The final $153,000 related to the restructuring program was paid in the three months ended March 31, 2004.

     Activity related to the March 2003 and May 2002 restructurings for the three months ended March 31, 2004 was as follows, (in thousands):

	Worldwide workforce	Lease termination
	reduction	and other	Total
Provision balance at December 31, 2003	$48	$118	$166
Cash payments	—	(153)	(153)
Accrual adjustment	—	35	35

Provision balance at March 31, 2004	$48	$—	$48

     CoSine expects to pay the remaining $48,000 related to the workforce reduction in 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. We use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend” and similar expressions to identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, failure to achieve revenue growth and profitability, the loss of business opportunities with large service providers due to our financial losses, the continued downturn in the telecommunications industry and slow development of the market for network-based IP services, failure to develop and maintain distribution partnerships, product development, commercialization and technology difficulties, manufacturing costs, the impact of competitive products, pricing, changing customer requirements, timely availability and acceptance of new products, and changes in economic conditions in the various markets that we serve, all as are discussed in more detail in the section entitled “Risk Factors” on pages 19 through 24 of this report, as well as the other risk factors discussed in that section. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents that we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we will file in the remainder of fiscal year 2004.

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

     The market for our IP Service Delivery Platform is still in the early stages of development, and the volume and timing of orders are difficult to predict. A customer’s decision to purchase our platform typically involves a significant commitment of its resources and a lengthy evaluation, testing and product qualification process. The long sales cycle and the timing of our customers’ rollout of services made possible by our platform, which affects repeat business, may cause our revenue and operating results to vary significantly and unexpectedly from quarter to quarter and may also constrain our ability to secure new customers. While we believe that the market for network-based IP services will continue to grow and represents a significant opportunity, we have not generated sufficient revenue to fund our operations. We believe that we have a technically strong product that can deliver IP services at a lower cost than competing products. However, we must increase our revenue in the near term in order to reduce our cash consumption and remain a viable and competitive supplier.

     Management’s overview of the Company’s position is discussed in more detail in the “Outlook” section on page 18 and the “Liquidity and Capital Resources” section on page 17.

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

     While the end users of our product are generally large network service providers, we also sell product and services through small resellers and to small network service providers in Asia, Europe and North America. To recognize revenue before we receive payment, we are required to assess that collection from the customer is probable. If we cannot satisfy ourselves that collection is probable, we defer revenue recognition until we have collected payment.

Allowance for Doubtful Accounts Receivable

     We maintain allowances for doubtful accounts receivable in connection with estimated losses resulting from the inability of our customers to pay our invoices. In order to estimate the appropriate level of this allowance, we analyze historical bad debts and write-offs, customer concentrations, current customer credit-worthiness, current economic trends and changes in our customer payment patterns. In future periods, if the financial condition of our customers were to deteriorate and affect their ability to make payments, additional allowances could be required.

Inventory Valuation

     In assessing the value of our inventory, we are required to make judgments as to future demand and then compare that demand with current inventory quantities and firm purchase commitments. If our inventories and firm purchase commitments are in excess of forecasted demand, we write down the value of our inventory. We generally use a 12-month forecast to assess future demand. Inventory write-downs are charged to cost of sales. During the three months ended March 31, 2004, we wrote down $102,000 of inventory and we sold $60,000 of previously written-down inventory. If actual demand for our products is less than our forecasts, additional inventory write-downs may be required.

Long-lived Assets

     We evaluate the carrying value of long-lived assets, consisting primarily of property, plant and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In assessing the recoverability of long-lived assets, we compare the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, the assets will be written down to their estimated fair value. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon our weighted average cost of capital or specific appraisal, as appropriate. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of overall market conditions and our participation in the market. Changes in these estimates could have a material adverse effect on the assessment of the long-lived assets, thereby requiring us to record further asset write-downs in the future. We have concluded that no indicators of impairment were present in the first three months of 2004.

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

Impact of Equity Issuances on Operating Results

     In 2004 and 2003, our operating results have been affected by stock options previously granted to employees that were subsequently re-priced and by the amortization of deferred compensation related to stock options granted prior to September 2000 at an exercise price below their estimated fair value. These employee stock option transactions have resulted in deferred compensation, which is presented as a reduction of stockholders’ equity on our balance sheet and is amortized over the vesting period of the applicable options using the graded vesting method. The re-priced stock options are also required to be re-measured each quarter based on their fair market value, resulting in additional charges or credits. In the first quarter of 2004, our operating results were additionally affected by the grant of CoSine common stock to employees based on the achievement of certain Company objectives.

     The compensation associated with shares and options relating to the following transactions is required to be re-measured at the end of each accounting period. The re-measurement at the end of each accounting period will result in unpredictable charges or credits in future periods, depending on future fluctuations in the market prices of our common stock:

•	Non-recourse promissory notes receivable: During the fourth quarter of 2000, we converted full-recourse promissory notes received from employees upon the early exercise of unvested employee stock options to non-recourse obligations. Accordingly, we are required to re-measure the compensation associated with the shares underlying the promissory note until the earlier of repayment of the note or default. Deferred compensation expense, which is recorded at each re-measurement date, is amortized over the remaining vesting period of the underlying options.

•	Re-priced stock options: In November 2002, we re-priced outstanding employee stock options to purchase 1,091,453 shares of our common stock with original exercise prices ranging from $5.45 per share to $159.38 per share. These options were re-priced to $5.00 per share, which was higher than the fair market value of the underlying shares on the re-pricing date. Compensation will be re-measured for these options until they are exercised, canceled, or expire. At March 31, 2004, 569,961 stock options re-priced in November 2002 were still outstanding. Deferred compensation expense, which is recorded at each re-measurement date, is amortized over the remaining vesting period of the underlying options.

     Some of the stock options granted to our employees have generated deferred compensation as a result of stock options having an exercise price below their estimated fair value. Deferred compensation is presented as a reduction to stockholders’ equity on the balance sheet and is then amortized using a graded vesting method over the vesting period of the applicable options. When an employee terminates, an expense credit is recorded for any amortization that has been previously recorded as an expense in excess of vesting.

     In 2004, we began a program whereby we grant employees bonuses in shares of CoSine common stock based on the achievement of certain Company objectives. At the end of each quarter, we determine whether objectives have been achieved and set the total value of the common stock grant. The number of shares to be granted is calculated the following quarter based on the fixed value of the common stock grant, as determined at quarter-end, divided by CoSine’s stock price on the grant date. Compensation expense is accrued in full in the quarter in which it is earned.

RESULTS OF OPERATIONS

     For the three months ended March 31, 2004 and 2003, we reported basic and diluted net losses per share of $0.74 and $0.91, respectively. The effect of equity issuances to employees and suppliers decreased net loss per share by $0.01 for the three months ended March 31, 2004 and increased net loss per share by $0.02 for the three months ended March 31, 2003.

Revenue

     For the three months ended March 31, 2004, revenue was $4.5 million of which 73% was from hardware sales, 11% was from software sales and 16% was from sales of services. For the three months ended March 31, 2003, revenue was $2.2 million of which 74% was from hardware sales, 7% was from software sales and 19% was from sales of services.

     Revenues from customers by geographic region for the three months ended March 31, 2004 and 2003, respectively, were as follows, in thousands:

	Three Months Ended
	March 31,
	2004	2003
Region
United States	$2,058	$986
Italy	733	—
France	671	499
Korea	613	2
Europe	302	195
Japan	67	524
Asia/Pacific	11	—

Total	$4,455	$2,206

     We have continued to focus our sales and engineering efforts on certain large service providers. The increase in total revenue of $2.2 million in the first three months of 2004 compared to the same period in 2003 resulted primarily from higher sales to those customers, who expanded network capacity or increased the capability of their networks.

     Because the market for network-based IP services is in the early stages of development, service provider demand for our products may fluctuate until service providers are able to further develop enterprise demand for such services and accelerate revenue growth from the sale of such services. See “Outlook” section on page 18 and “Risk Factors” section on pages 19 to 24.

Non-Cash Charges Related to Equity Issuances

     During the three months ended March 31, 2004, we recorded ($0.1) million and $0.2 million of non-cash (credits) charges related to equity issuances to cost of goods sold, operating expenses and interest expense.

     Below is a reconciliation of non-cash charges related to equity issuances for the three months ended March 31, 2004 and 2003, as presented in our statement of operations, in thousands:

	Three Months Ended
	March 31,
	2004	2003
Amortization of deferred compensation related to stock options granted to employees prior to our initial public offering having an exercise price below fair market value	$65	$581
Credits related to the reversal of deferred stock compensation amortization in excess of vesting for terminated employees	(115)	(405)
Amortization of deferred compensation associated with non-recourse promissory notes	—	—

	Three Months Ended
	March 31,
	2004	2003
Reversal of amortization of deferred compensation associated with re-pricing	(315)	—
Accrual for bonus to be awarded in shares of common stock	236	—
Amortization of charges related to warrants or stock options issued to non-employees in conjunction with lease and debt agreements	15	44

Net non-cash charges related to equity issuances	($114)	$220

     Under the stock bonus program for which we issued $236,000 at March 31, 2004, we issued 43,300 shares of CoSine common stock in the second quarter of 2004, based on CoSine’s stock price on the issuance date.

Cost of Goods Sold

     For the three months ended March 31, 2004, cost of goods sold was $1.5 million, of which $1.2 million represented materials, labor, production overhead, warranty and the costs of providing services, $0.2 million represented software royalty expense, $0.1 million represented inventory written down, $0.1 million represented scrap and other adjustments, off-set by a $0.1 million benefit associated with previously written-down inventory sold. For the three months ended March 31, 2003, cost of goods sold was $0.7 million, of which $1.0 million represented materials, labor, production overhead, warranty and the costs of providing services, off-set by $0.3 million representing a benefit associated with previously written-down inventory sold.

Gross Profit

     For the three months ended March 31, 2004 and 2003, gross profit was $3.0 million and $1.5 million, respectively. Gross margin declined from 68% to 66%. Lower sales of previously written-down inventory accounted for a 14 percentage point decrease in gross margin. Higher charges for inventory written-down accounted for a two percentage point decrease in gross margin. Higher warranty expenses additionally decreased gross margin by six percentage points primarily due to a $97,000 credit taken in the three months ended March 31, 2003. Partially offsetting those unfavorable changes, a reduction in materials, labor and product overhead costs as a percentage of sales accounted for a 21 percentage point improvement in gross margin. Primarily accounting for the reduction in materials, labor and overhead cost as a percentage of sales were an increase in average selling price due to the regional mix of sales, more favorable product configurations, including higher software sales, and reductions in maintenance contract support costs due to headcount and overhead reductions.

     We expect our gross margin to continue to be primarily affected by regional product mix and configurations, the volume of product sold and pricing pressures, the amount of excess inventory reserve charges and the amount of previously written-down inventory sold. The mix of products that our customers purchase is unpredictable and, because of lead times required to buy certain components and the timing of our customers’ orders, we purchase inventory based on forecasted demand. The amount of excess inventory purchase commitments and excess inventory charges related to on-hand inventory is dependent on us purchasing the correct mix of inventory. In addition, if our unit sales volumes are significantly lower than forecasted demand, excess inventory charges will result.

Research and Development Expenses

     Research and development expenses were $5.3 million for both the three months ended March 31, 2004 and 2003, respectively. There were several offsetting items. Outside engineering services increased $0.5 million due to the transition of our sustaining engineering and certain software development functions to outside engineering firms. Non-cash equity charges declined $0.2 million primarily due to credits related to the reversal of amortization of deferred compensation expense in excess of vesting for employees who were terminated during the first quarter of 2004 and to an expense credit for re-priced options as our stock price declined $.80 from December 31, 2003 to March 31, 2004. Depreciation expense declined $0.1 million due primarily to certain property and equipment becoming fully depreciated.

Facilities and information technology infrastructure expense declined $0.1 million as a result of reductions in property taxes and in depreciation of information technology infrastructure. Finally, $0.3 million of savings related to a 15-employee reduction over the year were offset by $0.2 million of severance costs for eight of those employees who terminated in the first quarter of 2004.

     As a result of the engineering headcount reductions, we will see a savings in payroll-related expense. Those savings, however, will be largely offset by the increased outsourcing of sustaining engineering and certain software development functions. The timing of prototyping, certification testing, customer-specific testing and equity-related charges (benefits), including the effect of bonuses awarded in shares of common stock, can cause expenses to fluctuate from quarter-to-quarter.

     We expect research and development expenses in the quarter ending June 30, 2004 to be essentially consistent with the levels in the quarter ended March 31, 2004.

Sales and Marketing Expenses

     Sales and marketing expenses were $3.4 million and $3.3 million for the three months ended March 31, 2004 and 2003, respectively. Payroll-related expense increased $0.3 million primarily due to commission expense on $2.3 million higher sales in the first quarter of 2004 compared to the first quarter of 2003. Non-cash charges related to equity issuances increased $0.2 million due primarily to credits for the reversal of amortization of deferred compensation expense in excess of vesting for employees who terminated during the first quarter of 2003. Absorption to cost of goods sold of spending to support maintenance contracts and warranty declined $0.1 million. Such support costs are initially charged to Sales and Marketing expense and subsequently reclassified to either cost of sales or the provision for warranty claims based on associated activity such as product return levels and technical support case data. Due primarily to a smaller customer installed base, activity associated with maintenance and warranty was less than the prior year. Offsetting those increases in expense, facilities rent expense decreased by $0.2 million due to reductions in square footage and re-negotiation of rents at certain offices and the elimination of others. Travel expense declined $0.1 million due to continued cost saving measures. Depreciation expense declined $0.1 million due primarily to some assets becoming fully depreciated.

     We expect sales and marketing expenses in the quarter ending June 30, 2004 to be essentially consistent with the levels in the quarter ended March 31, 2004.

General and Administrative Expenses

     General and administrative expenses were $1.7 million for both the three months ended March 31, 2004 and 2003, respectively. Outside legal and accounting expense increased $0.3 million due to tax and structural changes related to international subsidiaries and audit-related matters. Other outside services increased $0.1 million primarily as a result of fees paid to an outside firm to assist us in finding partnership opportunities. Offsetting those increases, stock-based compensation expense declined $0.2 million primarily due to an expense credit for re-priced options as our stock price declined $.80 from December 31, 2003 to March 31, 2004. Payroll-related expense declined $0.1 million primarily due to reduced headcount and related benefits. Director and officer insurance expense declined $0.1 million as we were able to obtain better rates than in the prior year.

     General and administrative expenses in the second half of 2004 may significantly increase due to cost related to the implementation of Section 404 of the Sarbanes-Oxley Act of 2002, which requires management to report on, and our auditors to attest to, our internal controls.

Restructuring and Impairment

March 2003 and May 2002 Restructuring

     In March 2003, our senior management communicated reductions in our workforce related to the closure of a sales office in the Asia/Pacific Rim region. The employees were notified in March 2003 that their job functions would be eliminated and that termination benefits would be paid to them. As a result of the workforce reduction, five employees were designated for termination.

     In May 2002, our senior management approved a restructuring program to reduce our worldwide workforce, close certain sales offices, exit certain facilities and dispose of or abandon certain property and equipment. Employees were notified in May 2002 that certain job functions would be eliminated and that particular termination benefits would be paid to affected employees. As a result of the workforce reduction, 146 employees were designated for termination in the restructuring program. Most of the terminations took place in the second quarter of 2002, with the remainder taking place in the third quarter of 2002. The employees in the workforce reduction were from all functional groups and were located in offices in the United States, Europe and Asia. We also wrote down certain property and equipment to its expected realizable value as the assets have been either sold, disposed of or otherwise abandoned. The final $153,000 related to the restructuring program was paid in the three months ended March 31, 2004.

     Activity related to the March 2003 and May 2002 restructurings for the three months ended March 31, 2004 was as follows (in thousands):

	Worldwide workforce	Lease termination
	reduction	and other	Total
Provision balance at December 31, 2003	$48	$118	$166
Cash payments	—	(153)	(153)
Accrual adjustment	—	35	35

Provision balance at March 31, 2004	$48	$—	$48

     CoSine expects to pay the remaining $48,000 related to the workforce reduction in 2004.

Interest and Other Income

     For the three months ended March 31, 2004 and 2003, interest and other income was $0.1 million and $0.4 million, respectively. This reflects decreased interest income due to lower levels of cash and short-term investments and lower interest rates on invested amounts.

Interest Expense

     For the three months ended March 31, 2004 and 2003, interest expense was $2,000 and $128,000, respectively. The reduction reflects a decline in our debt.

Income Tax Provision

     For the three months ended March 31, 2004 and 2003, the provisions for income taxes were $43,000 and $42,000, respectively, and were comprised entirely of foreign corporate income taxes, which are a function of our operation of subsidiaries in various countries.

LIQUIDITY AND CAPITAL RESOURCES

     Currently, we are not generating sufficient revenue to fund our operations. We expect our operating losses and net operating cash outflows to continue unless we are able to significantly increase our revenue. In 2001 and 2002 and, to a lesser extent, in March and May 2003, we announced that we had adopted business plans to reduce our operating expenses to reflect the then current and expected business conditions. As of the filing date of this report, we believe that we cannot make further significant reductions in our operating expenses and still remain a viable and competitive supplier.

     Based on our rate of quarterly cash consumption in the last four quarters of approximately $8.5 million, we believe that we possess sufficient liquidity and capital resources to fund our operations and working capital requirements for at least the next 12 months. However, because of our history of losses and use of cash in operations, certain of our existing and prospective customers may have concerns regarding our long-term financial viability and our ability to support their businesses, and as a result may choose to purchase equipment from other larger and more established suppliers. See “Risk Factors” on pages 19 - 24.

     We may seek to raise additional funds through debt or equity financing, or from other sources. There can be no assurances that additional funding will be available at all, or that if available, such financing will be obtainable on terms favorable to us.

Cash, Cash Equivalents and Short-Term Investments

     At March 31, 2004, cash, cash equivalents and short-term investments were $50.2 million. This compares with $57.8 million at December 31, 2003.

Operating Activities

     We used $7.0 million and $15.6 million of cash in operations for the three months ended March 31, 2004 and 2003, respectively. The decrease in net cash used in operating activities was primarily the result of the payment of $8.4 million of restructuring expenses in the first quarter of 2003.

Investing Activities

     For the three months ended March 31, 2004, investing activities used $0.6 million in cash while for the three months ended March 31, 2003, investing activities provided $20.1 million in cash. The change reflects a decrease of $20.5 million for net proceeds from the sale of short-term investments and an increase in capital expenditures of $0.2 million.

Financing Activities

     For the three months ended March 31, 2004 and 2003, $9,000 and $1.4 million, respectively, were used in financing activities. The decrease primarily reflects lower principal payments on working capital loans and capital leases, all of which have expired as of March 31, 2004.

OUTLOOK

     Although capital spending in the telecommunications industry has begun to recover, the market for network-based IP services continues to develop slowly. While we believe that this market represents a significant opportunity, we recognize that we must significantly reduce our cash consumption in the near term by significantly increasing revenues or we will not be able to survive. At March 31, 2004, we had $50.2 million in cash and short-term investments. Cash consumption during the quarter ending March 31, 2004 was $7.6 million. As of the filing of this report, we believe that we cannot make further significant reductions in our operating expenses, and at the same time continue with the research and development and marketing and sales activity necessary to compete effectively in our market. Therefore, we must achieve revenue growth in the near term by winning repeat business as our customers expand their network-based IP service offerings and by winning new customers as they seek to enter this market. There can be no assurance, however, that we will succeed in meeting these objectives.

     Our ability to pursue new customers is constrained by the relatively small size of our sales and support forces and the long sales cycle involved in the purchase of our products. Accordingly, the establishment of strategic reseller relationships is an important part of our strategy for 2004. By establishing those relationships, we can leverage the sales and support capabilities of these partners and thereby expand our potential market.

     Finally, we have evaluated a variety of different business scenarios and possible means to enhance CoSine’s chances of success. We have explored, and will continue to explore, OEM relationships, strategic partner relationships, mergers and acquisitions, and other corporate transactions and strategies as possible ways to maximize shareholder value, and we use industry and financial experts to assist us in seeking and evaluating such opportunities.

RISK FACTORS

     The following discussion describes certain risk factors related to our business as well as to our industry in general.

We have a history of losses that we expect will continue, and if we do not achieve profitability we may cease operations.

     At March 31, 2004, we had an accumulated deficit of $485.8 million. We have incurred net losses since our incorporation. We cannot be certain that our revenue will grow or that we will generate sufficient revenue to become profitable. At March 31, 2004, we had $50.2 million in cash and short-term investments. Cash consumption during the quarter ending March 31, 2004 was $7.6 million. If we do not achieve profitability and are unable to obtain additional financing, we may run out of cash and cease operations.

Due to our losses, we could lose major opportunities with large service providers who are concerned with our long-term financial viability.

     Many large telecommunications service providers purchase capital equipment from vendors with a history of successful operations including positive cash flow. Our history of losses and use of cash in operations may cause certain service providers to decide not to purchase equipment from us because of concerns regarding our long-term financial viability and our ability to support their businesses. Unless we can generate positive cash flows by increasing revenues, concerns regarding our long-term financial viability may cause some potential customers to purchase product from other larger, more established suppliers including Cisco Systems, Lucent Technologies, Nortel Networks, Alcatel, Ericsson, Siemens, and Juniper Networks.

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

     Because we are a relatively small company with correspondingly small sales and support groups, our success will depend in part upon our ability to form and maintain distribution partnerships, including agreements under which we sell our products to certain service provider customers through distribution partners. We may not be able to establish sufficient reseller relationships to enable us to expand our potential market and achieve revenue growth. The amount and timing of resources that our distribution partners devote to our business, if any, is not within our control. Our distribution partners may not perform their obligations as expected. In some cases, agreements with our distribution partners may be relatively new, and we cannot be certain that we will be able to achieve expected revenues from such partners or sustain the level of revenue generated thus far under similar arrangements. If any of our distribution partners chooses not to renew, breaches or terminates its agreement or fails to perform its obligations under its agreement, we may not be able to sustain or grow our business. In the event that such relationships are terminated, we may not be able to continue to maintain or develop similar relationships or to replace distribution partners. In addition, any such agreements we enter into in the future may not be successful.

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

Future consolidation in the telecommunications equipment industry may increase competition that could harm our business.

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

If our products contain defects, we may be subject to significant liability claims from our customers, distribution partners and the end-users of our products and incur significant unexpected expenses and lost sales.

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

     The loss of one or more of our customers, a reduction in purchases of our products by certain of our customers or the decline of a key customer’s business may limit our revenue growth and harm our operating results. Our customers may reduce or discontinue purchases of our products at any time. In the first quarter of 2004, we generated 77 percent of our revenue from four customers.

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

Fluctuations in demand can lead to impairment of the value of our long-lived assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     A sensitivity analysis was performed on our investment portfolio as of March 31, 2004 based on a modeling technique that measures hypothetical fair market value changes that would result from a parallel shift in the yield curve of plus or minus 100 basis points. Based on this analysis, a hypothetical 100 basis point increase or decrease in interest rates would result in a $106,000 decrease or increase, respectively, in the fair value of our investments in debt securities as of March 31, 2004.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. While our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote. Our president and chief executive officer and our executive vice president and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, as of the end of the period covered by this report, that our disclosure controls and procedures were generally effective for this purpose.

Changes in Internal Controls. There were no changes in our internal control over financial reporting during the fiscal quarter ending March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     In connection with the audit of our financial statements for the fiscal year ended December 31, 2003, our management and our independent auditors reported to our Audit Committee two matters involving internal controls that our independent auditors considered to be reportable conditions, but that were not material weaknesses, under standards established by the American Institute of Certified Public Accountants.

•	The first matter related to revenue recognition control processes. The annual audit process identified instances of a lack of timely communication between the sales and finance departments for certain contractual terms and an instance of incorrect interpretation of the accounting literature for a certain type of transaction.

•	The second matter related to the financial close process. Certain adjustments were identified in the annual audit process, related to stock-based compensation amortization, a balance sheet adjustment for a specific fixed asset capitalization, foreign income tax accruals and inventory reserves. In addition, there were instances where accounting analyses did not include evidence of a timely review of the accounting entries by our finance department.

     In response to these observations, we instituted additional processes and procedures in the first quarter of 2004 to improve internal control over revenue recognition and the financial close processes. With respect to the revenue recognition process, we have reviewed our key procedures and have realigned those procedures to improve communications between the sales, finance and legal departments, updated documentation requirements, and ensured that key sales and finance staff members have completed updated formal revenue recognition-related training. With respect to the financial close process, we have also reviewed key procedures and have realigned those procedures to improve the accuracy of the process as well as provide enhanced evidence of timely review.

     While our president and chief executive officer and our executive vice president and chief financial officer believe that we have taken the necessary steps to resolve the reportable conditions discussed above, we intend to continue to refine our internal control processes on an ongoing basis.

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

ITEM 2. CHANGES IN SECURITIES; USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

We have used approximately $192 million of the funds from the initial public offering to fund our operations. We expect to use the remaining net proceeds for general corporate purposes, to fund our operations, working capital and capital expenditures. Pending further use of the net proceeds, we have invested them in short-term, interest-bearing, investment-grade securities.

(e)	The following table provides information about purchases by the Company during the quarter ended March 31, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total number of
			Shares that	Maximum Number of
			Purchased as Part	Shares that May Yet
	Total Number of	Average Price Paid	of Publicly	be Purchased Under
	Shares Purchased	per Share	Announced Plans	the Plans
January 1, 2004 – January 31, 2004	11,549	$43.44	not applicable	not applicable
February 1, 2004 – February 29, 2004	—	—	not applicable	not applicable
March 1, 2004 – March 31, 2004	9,600	$45.39	not applicable	not applicable
Total	21,149	$44.51

     Under our 1997 Plan, we are authorized to repurchase shares of our common stock that were previously issued pursuant to the exercise of stock options granted under the 1997 Plan. Such common stock is reacquired by us privately pursuant to repurchase rights contained in restricted stock purchase agreements or pursuant to optionee defaults on promissory notes issued in connection with the exercise of such options. All shares repurchased in the first quarter of 2004 were reacquired pursuant to optionee defaults on promissory notes and were therefore non-cash. As of the date of this report, 160,850 outstanding shares remain subject to the foregoing repurchase right

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit Index on page 32.

(b)	Reports on Form 8-K.

On February 17, 2004, the Company issued a press release in which it reported earnings for the quarter and year ended December 31, 2003. A copy of such press release was furnished by the Company with a Form 8-K on February 17, 2004 as Exhibit 99.1.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSINE COMMUNICATIONS, INC.

By:	/s/ Terry Gibson

Terry Gibson Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: May 13, 2004

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