Form 10-Q
period 2004-06-30
COSINE COMMUNICATIONS INC
filed 2004-08-09
CIK 1060824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2004

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

     There were 10,240,354 shares of the Company’s Common Stock, par value $.0001, outstanding on July 28, 2004.

COSINE COMMUNICATIONS, INC.

FORM 10-Q

Quarter ended June 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COSINE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for par value and share data)

	June 30,	December 31,
	2004	2003
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$16,981	$19,719
Short-term investments	27,476	38,033
Accounts receivable:
Trade (net of allowance for doubtful accounts of $7 and $150 at June 30, 2004 and December 31, 2003, respectively)	830	4,962
Other	586	494
Inventory	3,325	4,003
Prepaid expenses and other current assets	2,319	2,668

Total current assets	51,517	69,879
Property and equipment, net	427	2,900
Long-term deposits	592	647

	$52,536	$73,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,256	$1,657
Provision for warranty claims	329	464
Accrued other liabilities	2,506	2,560
Accrued compensation	1,641	1,821
Deferred revenue	1,370	3,543
Current portion of equipment and working capital loans	—	129

Total current liabilities	7,102	10,174
Accrued rent	2,065	2,078
Stockholders’ equity:
Preferred stock, 3,000,000 authorized, none issued and outstanding	—	—
Common stock, $.0001 par value, 300,000,000 shares authorized; 10,240,354 and 10,176,845 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	1	1
Additional paid-in capital	543,146	546,176
Notes receivable from stockholders	(4,719)	(6,659)
Accumulated other comprehensive income	458	533
Deferred compensation	(4)	(455)
Accumulated deficit	(495,513)	(478,422)

Total stockholders’ equity	43,369	61,174

	$52,536	$73,426

See accompanying notes.

(1) The information in this column was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2003.

COSINE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenue	$2,568	$6,014	$7,023	$8,220
Cost of goods sold[1]	1,435	2,822	2,932	3,537

Gross profit	1,133	3,192	4,091	4,683

Operating expenses:
Research and development[2]	4,352	5,178	9,607	10,435
Sales and marketing[3]	3,155	3,772	6,538	7,119
General and administrative[4]	1,197	2,089	2,905	3,826
Restructuring and impairment charges	2,308	67	2,343	337

Total operating expenses	11,012	11,106	21,393	21,717

Loss from operations	(9,879)	(7,914)	(17,302)	(17,034)

Other income (expenses):
Interest income and other	142	288	225	714
Interest expense[5]	(1)	(61)	(3)	(189)

Total other income (expenses)	141	227	222	525

Loss before income tax provision (benefit)	(9,738)	(7,687)	(17,080)	(16,509)
Income tax provision (benefit)	(32)	29	11	71

Net loss	$(9,706)	$(7,716)	$(17,091)	$(16,580)

Basic and diluted net loss per share	$(0.96)	$(0.79)	$(1.70)	$(1.70)

Shares used in computing per share amounts	10,062	9,748	10,035	9,733

1 Cost of goods sold includes ($43) and $48 for the three months ended June 30, 2004 and 2003, respectively, and ($69) and $95 for the six months ended June 30, 2004 and 2003, respectively, of non-cash (credits) charges related to equity issuances.

2 Research and development expenses includes ($255) and ($11) for the three months ended June 30, 2004 and 2003, respectively, and ($214) and $187 for the six months ended June 30, 2004 and 2003, respectively, of non-cash charges (credits) related to equity issuances.

3 Sales and marketing expenses includes ($154) and $91 for the three months ended June 30, 2004 and 2003, respectively, and ($193) and ($101) for the six months ended June 30, 2004 and 2003, respectively, of non-cash credits (credits) related to equity issuances.

4 General and administrative expenses includes ($311) and $132 for the three months ended June 30, 2004 and 2003, respectively, and ($401) and $269 for the six months ended June 30, 2004 and 2003, respectively, of non-cash (credits) charges related to equity issuances.

5 Interest expense includes no non-cash charges related to equity issuances for the three months ended June 30, 2004 and 2003, and $0 and $30 of non-cash charges related to equity issuances for the six months ended June 30, 2004 and 2003, respectively.

COSINE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
Operating activities:
Net loss	($17,091)	($16,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,250	1,309
Allowance for doubtful accounts	(73)	67
Non-cash charges related to inventory write-down	657	—
Write-down of property and equipment	2,308	—
Amortization of warrants issued for services	33	61
Amortization of deferred stock compensation	(975)	1,073
Reversal of amortization in excess of vesting	(163)	(654)
Bonus awarded in shares of common stock	228	—
Other, net	(12)	(394)
Net change in operating assets and liabilities:
Accounts receivable, trade	4,205	3,036
Other receivables	(92)	(21)
Inventory	(44)	(424)
Prepaid expenses and other current assets	367	956
Long-term deposits	55	250
Accounts payable	(401)	(315)
Provision for warranty claims	(135)	(367)
Accrued other liabilities	(54)	(10,277)
Accrued compensation	(180)	374
Deferred revenue	(2,173)	(85)
Accrued rent	(13)	(7)

Net cash used in operating activities	(12,303)	(21,998)

Investing activities:
Capital expenditures	(1,024)	(780)
Purchase of short-term investments	(27,182)	(47,180)
Proceeds from sales and maturities of short-term investments	37,674	80,879

Net cash provided by investing activities	9,468	32,919

Financing activities:
Principal payments of equipment and working capital loans and capital leases	(129)	(2,883)
Proceeds from issuance of common stock	226	315
Proceeds from notes receivable from stockholders	—	31
Repurchase of common stock	—	(60)

Net cash provided by (used in) financing activities	97	(2,597)

Net increase (decrease) in cash and cash equivalents	(2,738)	8,324
Cash and cash equivalents at the beginning of the period	19,719	9,230

Cash and cash equivalents at the end of the period	$16,981	$17,554

Supplemental information:
Cash paid for interest	$3	$159

Income taxes paid	$11	$71

Cancellation of notes receivable due to repurchase of unvested stock	$1,941	$2,756

Issuance of warrant to reseller	$48	$—

Re-measurement of deferred stock-based compensation	$251	$86

Net transfer from inventory to property and equipment	$65	$—

See accompanying notes.

COSINE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements have been prepared by CoSine Communications, Inc. pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X and include the accounts of CoSine Communications, Inc. and its wholly owned subsidiaries (“CoSine” or collectively, the “Company”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year. The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes included in CoSine’s Annual Report filed on Form 10-K for the year ended December 31, 2003.

     On July 29, 2004, CoSine announced that it was exploring various strategic alternatives and that the Company had hired an investment bank as its financial advisor. Pending the outcome of the Company’s review of strategic alternatives and any definitive decisions to pursue specific alternatives, the Company will continue to prepare its financial statements on the assumption that it will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As such, the financial statements do not include any adjustments to reflect possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from any decisions made with respect to the Company’s assessment of its strategic alternatives. If at some point the Company were to decide to pursue alternative plans, the Company may be required to present the financial statements on a different basis. As an example, if the Company were to decide to pursue a liquidation and return of capital, it would be required to prepare and present financial statements on the liquidation basis of accounting, whereby assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.

Pro Forma Information

     CoSine has elected to continue to follow Accounting Principles Board Opinion 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations to account for employee stock options because the alternative fair value method of accounting prescribed by Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant.

     The following table illustrates the effect on CoSine’s net loss and net loss per share if CoSine had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss, as reported	($9,706)	($7,716)	($17,091)	($16,580)
Stock-based employee compensation expense (credit), net of tax, included in reported net loss	(732)	493	(747)	1,073
Reversal of amortization in excess of vesting, net of tax	(49)	(249)	(163)	(654)

Stock-based employee compensation expense determined under fair value method for all stock option grants (SFAS 123 expense), net of tax	(294)	(1,097)	(895)	(1,902)

Pro forma net loss	($10,781)	($8,569)	($18,896)	($18,063)

Basic and diluted net loss per share, as reported	($0.96)	($0.79)	($1.70)	($1.70)

Pro forma basic and diluted net loss per share	($1.07)	($0.88)	($1.88)	($1.86)

     The fair value of CoSine’s options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Fair value of options granted	$3.73	$3.36	$4.41	$3.27
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	0.97	0.81	0.95	0.81
Risk free interest rate	2.5%	2.1%	2.6%	2.1%
Expected life	4 years	4 years	4 years	4 years

     In the three and six months ended June 30, 2004, 23,491 shares were issued under the Employee Stock Purchase Plan. The estimated weighted-average fair value of shares issued under the Employee Stock Purchase Plan in 2004 was $4.09, using a volatility of .64, risk-free interest rate of 2.0% and an expected life of one year. The estimated weighted-average fair value of shares issued under the Employee Stock Purchase Plan in 2003 was $2.22, using a volatility of 0.47, risk-free interest rate of 1.3% and an expected life of one year.

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

     Generally, a maximum obligation is not explicitly stated. Because the obligated amounts associated with this type of agreement are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, CoSine has not been obligated to make payments for these obligations, and no liabilities have been recorded for these obligations on its consolidated balance sheet as of June 30, 2004.

Use of Estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates. Estimates are used in accounting for, but not limited to, revenue recognition, allowance for doubtful accounts, inventory valuations, long-lived asset valuations, accrued liabilities, including warranties, and equity issuances. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period of determination.

2. COMMITMENTS AND CONTINGENCIES

     As of June 30, 2004, CoSine had commitments of approximately $1,082,000 relating to purchases of raw materials and semi-finished goods. Of that amount, $373,000 related to excess inventory was accrued at June 30, 2004.

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

     In June 2004, a stipulation for the settlement and release of claims against the issuer defendants, including the Company, was submitted to the Court for preliminary approval. Under the proposed settlement, the plaintiffs will dismiss and release all claims against participating issuer defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuer defendants in all of the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases, up to the limits of the applicable insurance policies. The Company will not be required to make any cash payments under the settlement, unless the Company’s insurer is required to pay on the Company’s behalf an amount that exceeds the Company’s insurance coverage. The Company does not believe that this circumstance will occur. The settlement is still subject to a number of conditions, including certification of a class for settlement purposes and formal Court approval. If the settlement is not consummated, the Company intends to defend the lawsuit vigorously. However, the Company cannot predict its outcome with certainty. If the Company is not successful in its defense of this lawsuit, it could be forced to make significant payments to the plaintiffs and their lawyers, and such payments could have a material adverse effect on the Company’s business, financial condition and results of operations if not covered by the Company’s insurance carrier. Even if these claims are not successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect the Company’s business, results of operations and financial position.

     In the ordinary course of business, CoSine is involved in legal proceedings involving contractual obligations, employment relationships and other matters. Except as described above, CoSine does not believe there are any pending or threatened legal proceedings that will have a material impact on its financial position or results of operations.

3. BALANCE SHEET DETAILS

Inventory

     Net inventories, stated at the lower of cost (first-in, first-out) or market, consisted of the following, in thousands:

	June 30,	December 31,
	2004	2003
	(unaudited)
Raw materials	$190	$160
Semi-finished goods	2,541	3,466
Finished goods	594	377

	$3,325	$4,003

     There were no goods awaiting customer acceptance at June 30, 2004. Included in net finished goods at December 31, 2003 was $160,000 of goods awaiting customer acceptance. Included in net finished goods at June 30, 2004 and December 31, 2003 were $251,000 and $126,000, respectively, of goods used for customer evaluation purposes.

     During the six months ended June 30, 2004, $271,000 of previously written-down inventory was sold and $657,000 of inventory was written down. During the six months ended June 30, 2003, $612,000 of previously written-down inventory was sold and no inventory was written down. In addition, charges of $43,000 were recorded in the six months ended June 30, 2004 in connection with excess purchase commitments at CoSine’s contract manufacturers. There were no charges in connection with excess purchase commitments at CoSine’s contract manufacturers in the six months ended June 30, 2003.

     During the three months ended June 30, 2004, $211,000 of previously written-down inventory was sold and $555,000 of inventory was written down. During the three months ended June 30, 2004, $276,000 of previously written-down inventory was sold and no inventory was written down. In addition, charges of $8,000 were recorded in the three months ended June 30, 2004 in connection with excess purchase commitments at CoSine’s contract manufacturers. There were no charges in connection with excess purchase commitments at CoSine’s contract manufacturers in the three months ended June 30, 2003.

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

     Changes in CoSine’s warranty liability were as follows, in thousands:

	Six Months Ended June 30,
	2004	2003
	(unaudited)
Beginning balance	$464	$1,103
Warranty charged to cost of goods sold	177	126
Utilization of warranties	(294)	(396)
Changes in estimated liability based on experience	(18)	(97)

Ending balance	$329	$736

4. WARRANTS

     In the second quarter of 2004, the Company issued to a reseller a warrant to acquire 254,489 shares of CoSine stock at an exercise price of $4.65 per share. The warrant has a two-year term beginning May 28, 2004. If during the two-year term (1) any person or entity acquires a greater than 50% interest in CoSine or the ownership or control of more than 50% of the voting stock of CoSine or (2) CoSine sells substantially all of its intellectual property assets, the warrant becomes exercisable. The number and kind of securities purchasable upon exercise of the warrant and the exercise price are subject to adjustment from time to time upon the occurrence of certain events. CoSine calculated the fair value of the warrant to be approximately $48,000 using the Black-Scholes valuation method, using a volatility factor of .97, a risk-free interest rate of 2.5%, an expected life of two years and a 10% probability that the warrant would be exercisable during the two-year term. The fair value of the warrant is being amortized over the two-year expected life of the warrant. In the second quarter of 2004, CoSine amortized approximately $2,000 to cost of goods sold. The remaining $46,000 of unamortized fair value of the warrant is included in prepaid expenses and other current assets.

5. NET LOSS PER COMMON SHARE

Basic net loss per common share is calculated based on the weighted-average number of common shares outstanding during the periods presented, less weighted-average shares outstanding that are subject to CoSine’s right of repurchase. Common stock equivalents consisting of stock options and warrants (calculated using the treasury stock method), have been excluded from the diluted net loss per common share computations, as their inclusion would be antidilutive. These securities amounted to 1,445,026 shares and 1,580,837 shares for the six months ended June 30, 2004 and 2003, respectively.

     The calculations of basic and diluted net loss per share are shown below, in thousands, except per share data:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss	($9,706)	($7,716)	($17,091)	($16,580)

Basic and diluted:
Weighted-average shares of common stock outstanding	10,218	9,956	10,199	9,954
Weighted-average shares subject to repurchase	(156)	(208)	(164)	(221)

Weighted-average shares used in basic and diluted net loss per share	10,062	9,748	10,035	9,733

Basic and diluted net loss per share	($0.96)	($0.79)	($1.70)	($1.70)

6. COMPREHENSIVE LOSS

     The components of comprehensive loss are shown below, in thousands:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss	($9,706)	($7,716)	($17,091)	($16,580)
Other comprehensive loss:
Unrealized losses on investments	(59)	123	(65)	49
Currency translation adjustment	(31)	(195)	(15)	(199)

Total other comprehensive loss	(90)	(72)	(80)	(150)

Comprehensive loss	($9,796)	($7,788)	($17,171)	($16,730)

7. SEGMENT REPORTING

     CoSine operates in only one operating segment, and substantially all of CoSine’s assets are located in the United States.

     Revenues from customers by geographic region for the three months and six months ended June 30, 2004 and 2003, respectively, were as follows, in thousands:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Region
United States	$633	$3,684	$2,691	$4,670
Italy	30	25	763	34
France	231	130	901	629
Korea	949	60	1,562	61
Japan	546	1,743	614	2,268
Other EMEA	169	315	472	501
Other Asia/Pacific	10	57	20	57

Total	$2,568	$6,014	$7,023	$8,220

     For the three months ended June 30, 2004, Infranet, NEC and Call-Net accounted for 33%, 20% and 11% of CoSine’s revenue, respectively. For the three months ended June 30, 2003, Sprint and Nissho accounted for 59% and 23% of CoSine’s revenue, respectively. For the six months ended June 30, 2004, Sprint, Infranet and Lucent accounted for 27%, 21% and 10% of CoSine’s revenue, respectively. For the six months ended June 30, 2003, Sprint and Nissho accounted for 52% and 18% of CoSine’s revenue, respectively.

     At June 30, 2004, Transpac, Call-Net and Sonic accounted for 27%, 23% and 12% of CoSine’s accounts receivable, respectively.

8. RESTRUCTURING AND IMPAIRMENT CHARGES

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

     Activity related to the March 2003 and May 2002 restructurings for the six months ended June 30, 2004 was as follows, (in thousands):

	Worldwide	Lease
	workforce	termination
	reduction	and other	Total
Provision balance at December 31, 2003	$48	$118	$166
Cash payments	—	(153)	(153)
Accrual adjustment	—	35	35

Provision balance at June 30, 2004	$48	$—	$48

     CoSine expects to pay the remaining $48,000 related to the workforce reduction in 2004.

Impairment of Long-lived Assets

     As a result of the Company’s assessment of its business, the Company concluded that indicators of impairment of its long-lived assets were present at June 30, 2004. Such indicators included ongoing operating losses, inability to achieve sustainable revenue growth, including the Company’s failure to capture new customers, and the Company’s decision to evaluate strategic alternatives. Accordingly, the Company performed an impairment test of the carrying value of its long-lived assets, consisting primarily of property and equipment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Based on an undiscounted cash flow analysis, the cash flows expected to be generated by the Company during the long-lived assets estimated remaining useful lives were not sufficient to recover the net book value of the assets. Consequently, the Company obtained a valuation report outlining the estimated fair value of the assets, based on quoted market prices, from an independent appraiser and recorded an impairment charge of $2.3 million to write down the carrying value of the long-lived assets held for use to their fair values in the second quarter of 2004

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. We use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend” and similar expressions to identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, our ability to identify and effectuate desirable strategic alternatives, the time and costs required to explore and investigate possible transactions and other corporate actions, management and board interest in and distraction due to exploring and investigating strategic alternatives, the reactions, either positive or negative, of investors, competitors, customers, employees and others to us exploring possible strategic alternatives and opportunities and to any specific strategic alternative or opportunity selected by us, failure to achieve revenue growth and profitability, the loss of business opportunities with large service providers due to our financial losses, the continued downturn in the telecommunications industry and slow development of the market for network-based IP services, failure to develop and maintain distribution partnerships, product development, commercialization and technology difficulties, manufacturing costs, the impact of competitive products, pricing, changing customer requirements, timely availability and acceptance of new products, and changes in economic conditions in the various markets that we serve, all as are discussed in more detail in the section entitled “Risk Factors” on pages 19 through 24 of this report, as well as the other risk factors discussed in that section. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents that we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we will file in the remainder of fiscal year 2004.

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

     The market for our IP Service Delivery Platform is still in the early stages of development, and the volume and timing of orders are difficult to predict. A customer’s decision to purchase our platform typically involves a significant commitment of its resources and a lengthy evaluation, testing and product qualification process. The long sales cycle and the timing of our customers’ rollout of services made possible by our platform, which affects repeat business, may cause our revenue and operating results to vary significantly and unexpectedly from quarter to quarter and may also constrain our ability to secure new customers. We have not generated sufficient revenue to fund our operations and must increase our revenue in the near term in order to reduce our cash consumption and remain a viable and competitive supplier.

     On July 29, 2004, we announced that we were exploring various strategic alternatives and that we had hired an investment bank as our financial advisor.

     There can be no assurance that any transaction or other corporate action will result from our exploration of strategic alternatives. Further there can be no assurance concerning the type, form, structure, nature, results, timing or terms and conditions of any such potential action, even if such an action does result from this exploration.

     Management’s overview of the Company’s financial position is discussed in more detail in the “Liquidity and Capital Resources” section on pages 21-22 and the “Outlook” section on page 22.

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

     On July 29, 2004, we announced that we were exploring various strategic alternatives and that we had hired an investment bank as our financial advisor. Pending the outcome of our review of strategic alternatives and any definitive decisions to pursue specific alternatives, we will continue to prepare our financial statements on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As such, the financial statements do not include any adjustments to reflect possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from any decisions made with respect to our assessment of our strategic alternatives. As an example, if we were to decide to pursue a liquidation and return of capital, we would be required to prepare and present financial statements on the liquidation basis of accounting, whereby assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.

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

Inventory Valuation

     In assessing the value of our inventory, we are required to make judgments as to future demand and then compare that demand with current inventory quantities and firm purchase commitments. If our inventories on hand and firm purchase commitments are in excess of forecasted demand, we write down the value of our inventory. We generally use a 12-month forecast to assess future demand. Inventory write-downs are charged to cost of good sold. During the three months ended June 30, 2004, we wrote down $555,000 of inventory and sold $211,000 of previously written-down inventory. During the six months ended June 30, 2004, we wrote down $657,000 of inventory and we sold $271,000 of previously written-down inventory. If actual demand for our products is less than our forecasts, additional inventory write-downs may be required.

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

     As a result of our assessment of our business, we concluded that indicators of impairment of our long-lived assets were present at June 30, 2004. Such indicators included ongoing operating losses, inability to achieve sustainable revenue growth, including our failure to capture new customers, and our decision to evaluate strategic alternatives. Accordingly, we performed an impairment test of the carrying value of our long-lived assets, consisting primarily of property and equipment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Based on an undiscounted cash flow analysis, the cash flows expected to be generated by us during the long-lived assets estimated remaining useful lives were not sufficient to recover the net book value of the assets. Consequently, we obtained a valuation report outlining the estimated fair value of the assets, based on quoted market prices, from an independent appraiser and recorded an impairment charge of $2.3 million to write down the carrying value of our long-lived assets held for use to their fair values in the second quarter of 2004.

Warranties

     We provide a basic limited warranty, including repair or replacement of parts, and technical support. The specific terms and conditions of those warranties vary depending on the customer or region in which we do business. We estimate the costs that may be incurred under our basic limited warranty and record a liability in the amount of such costs at the time product revenue is recognized. The number of installed units, product failure rates, and materials usage and service delivery costs incurred in correcting product failures, affects our warranty obligation. Each quarter, we assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. In future periods, if actual product failure rates, materials usage or service delivery costs differ from our estimates, adjustments to cost of good sold may result.

Impact of Equity Issuances on Operating Results

     In 2004 and 2003, our operating results have been affected by stock options previously granted to employees that were subsequently re-priced and by the amortization of deferred compensation related to stock options granted prior to September 2000 at an exercise price below their estimated fair value. These employee stock option transactions have resulted in deferred compensation, which is presented as a reduction of stockholders’ equity on our balance sheet and is amortized over the vesting period of the applicable options using the graded vesting method. The re-priced stock options are also required to be re-measured each quarter based on their intrinsic value, resulting in additional charges or credits. In the first six months of 2004, our operating results were additionally affected by the grant of CoSine common stock to employees based on the achievement of certain Company objectives.

     The compensation associated with shares and options relating to the following transactions is required to be re-measured at the end of each accounting period. The re-measurement at the end of each accounting period will result in unpredictable charges or credits in future periods, depending on future fluctuations in the market prices of our common stock:

•	Non-recourse promissory notes receivable: During the fourth quarter of 2000, we converted full-recourse promissory notes received from employees upon the early exercise of unvested employee stock options to non-recourse obligations. Accordingly, we are required to re-measure the compensation associated with the shares underlying the promissory note until the earlier of repayment of the note or default. Deferred compensation expense, which is recorded at each re-measurement date, is amortized over the remaining vesting period of the underlying options.

•	Re-priced stock options: In November 2002, we re-priced outstanding employee stock options to purchase 1,091,453 shares of our common stock with original exercise prices ranging from $5.45 per share to $159.38 per share. These options were re-priced to $5.00 per share, which was higher than the fair market value of the underlying shares on the re-pricing date. Compensation will be re-measured for these options until they are exercised, canceled, or expire. At June 30, 2004, 473,625 stock options re-priced in November 2002 were still outstanding. Deferred compensation expense, which is recorded at each re-measurement date, is amortized over the remaining vesting period of the underlying options.

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

     In the first quarter of 2004, we began a program whereby we grant employees bonuses in shares of CoSine common stock based on the achievement of certain Company objectives. At the end of each quarter, we determine whether objectives have been achieved and set the total value of the common stock grant. The number of shares to be granted is calculated the following quarter based on the fixed value of the common stock grant, as determined at quarter-end, divided by CoSine’s stock price on the grant date. Compensation expense is accrued in full in the quarter in which it is earned. No employee bonuses were earned in the second quarter of 2004 as the quarterly objectives were not met.

     In the second quarter of 2004, we issued to a reseller a warrant to acquire 254,489 shares of CoSine stock at an exercise price of $4.65 per share. The warrant has a two-year term beginning May 28, 2004. If during the two-year term (1) any person or entity acquires a greater than 50% interest in CoSine or the ownership or control of more than 50% of the voting stock of CoSine or (2) CoSine sells substantially all of its intellectual property assets, the warrant becomes exercisable. The number and kind of securities purchasable upon exercise of the warrant and the exercise price are subject to adjustment from time to time upon the occurrence of certain events. We calculated the fair value of the warrant to be approximately $48,000 using the Black-Scholes valuation method, using a volatility factor of .97, a risk-free interest rate of 2.5%, an expected life of two years and a 10% probability that the warrant would be exercisable during the two-year term. The fair value of the warrant is being amortized over the two-year expected life of the warrant. In the second quarter of 2004, we amortized approximately $2,000 to cost of goods sold. The remaining $46,000 of unamortized fair value of the warrant is included in prepaid expenses and other current assets.

RESULTS OF OPERATIONS

     For the three months ended June 30, 2004 and 2003, we reported basic and diluted net losses per share of $0.96 and $0.79, respectively. The effect of equity issuances to employees and suppliers decreased net loss per share by $0.08 for the three months ended June 30, 2004 and increased net loss per share by $0.03 for the three months ended June 30, 2003.

     For the six months ended June 30, 2004 and 2003, we reported basic and diluted net losses per share of $1.70. The effect of equity issuances to employees and suppliers decreased net loss per share by $0.09 for the six months ended June 30, 2004 and increased net loss per share by $0.05 for the six months ended June 30, 2003.

Revenue

     For the three months ended June 30, 2004, revenue was $2.6 million of which 67% was from hardware sales, 4% was from software sales and 29% was from sales of services. For the three months ended June 30, 2003, revenue was $6.0 million of which 84% was from hardware sales, 1% was from software sales and 15% was from sales of services. For the six months ended June 30, 2004, revenue was $7.0 million, of which 71% was from hardware sales, 8% was from software sales and 21% was from sales of services. For the six months ended June 30, 2003, revenue was $8.2 million, of which 81% was from hardware sales, 2% was from software sales and 17% was from sales of services.

     Revenues from customers by geographic region for the three and six months ended June 30, 2004 and 2003, respectively, were as follows, in thousands:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Region
United States	$633	$3,684	$2,691	$4,670
Italy	30	25	763	34
France	231	130	901	629
Korea	949	60	1,562	61
Japan	546	1,743	614	2,268
Other EMEA	169	315	472	501
Other Asia/Pacific	10	57	20	57

Total	$2,568	$6,014	$7,023	$8,220

     Revenue for the three months ended June 30, 2004 decreased $3.4 million compared to the same period in 2003. Revenue for the six months ended June 30, 2004 decreased $1.2 million compared to the same period in 2003. The decline in both periods was due to lower sales to major customers in the U.S. and Japan, due in part to the timing of their expansion plans. Because the market for network-based IP services is in the early stages of development, service provider demand for our products may fluctuate until service providers are able to further develop enterprise demand for such services and accelerate revenue growth from the sale of such services. We have additionally been unable to capture new customers to offset the loss in revenue from those existing customers due in part to concerns about our financial viability and to the relatively small size of our sales and support staff. See “Outlook” section on page 22 and “Risk Factors” section on pages 23 to 29.

     For the three months ended June 30, 2004, Infranet, NEC and Call-Net accounted for 33%, 20% and 11% of our revenue, respectively. For the three months ended June 30, 2003, Sprint and Nissho accounted for 59% and 23% of our revenue, respectively. For the six months ended June 30, 2004, Sprint, Infranet and Lucent accounted for 27%, 21% and 10% of our revenue, respectively. For the six months ended June 30, 2003, Sprint and Nissho accounted for 52% and 18% of our revenue, respectively.

Non-Cash Charges Related to Equity Issuances

     During the three months ended June 30, 2004 and 2003, we recorded ($0.8) million and $0.3 million, respectively, of non-cash charges (credits) related to equity issuances to cost of goods sold, operating expenses and interest expense. During the six months ended June 30, 2004 and 2003, we recorded ($0.9) million and $0.5 million, respectively, of non-cash charges (credits) related to equity issuances to cost of goods sold, operating expenses and interest expense.

     Below is a reconciliation of non-cash charges (credits) related to equity issuances for the three and six months ended June 30, 2004 and 2003, as presented in our statement of operations, in thousands:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Amortization of deferred compensation related to stock options granted to employees prior to our initial public offering having an exercise price below fair market value	$24	$380	$88	$960
Credits related to the reversal of deferred stock compensation amortization in excess of vesting for terminated employees	(49)	(249)	(163)	(654)
Amortization and re-measurement of deferred compensation associated with re-pricing	(748)	113	(1,063)	113
Bonus paid in shares of common stock	(8)	—	228	—
Amortization of charges related to warrants or stock options issued to non-employees in conjunction with lease and debt agreements and a reseller agreement	18	16	33	61

Net non-cash charges related to equity issuances	($763)	$260	($877)	$480

     Under the stock bonus program, we issued 43,300 shares of CoSine common stock in the second quarter of 2004, based on CoSine’s stock price on the issuance date.

Cost of Goods Sold

     For the three months ended June 30, 2004, cost of goods sold was $1.4 million, of which $1.0 million represented materials, labor, production overhead, warranty and the cost of providing services, $0.2 million represented software royalty expense, $0.5 million represented inventory written down, offset by a $0.1 million non-cash credit related to equity issuances and other individually small variances and a $0.2 million benefit associated with the sale of previously written-down inventory. For the three months ended June 30, 2003, cost of goods sold was $2.8 million, which $2.7 million represented materials, labor, production overhead, warranty and the cost of providing services, $0.4 million represented charges resulting from reductions in inventory overhead capitalization rates, offset by a $0.3 million benefit associated with the sale of previously written-down inventory.

     For the six months ended June 30, 2004, cost of goods sold was $2.9 million, of which $2.1 million represented materials, labor, production overhead, warranty and the cost of providing services, $0.4 million represented software royalty expense, $0.7 million represented inventory written down, offset by a $0.3 million benefit associated with the sale of previously written-down inventory. For the six months ended June 30, 2003, cost of goods sold was $3.5 million, of which $3.7 million represented materials, labor, production overhead, warranty and the cost of providing services, $0.4 million represented charges resulting from reductions in inventory overhead capitalization rates and $0.6 million represented a benefit associated with the sale of previously written-down inventory.

Gross Profit

     For the three months ended June 30, 2004 and 2003, gross profit was $1.1 million and $3.2 million, respectively. Gross margin declined from 53% to 44%. Increased excess inventory charges accounted for a 22 percentage point decrease in gross margin. Those charges were primarily associated with reductions in forecasted product demand. Software royalty expense accounted for a four percentage point decrease in gross margin due primarily to fixed royalty costs as a percentage of lower sales. Partially offsetting those decreases in gross margin, a reduction in materials, labor and product overhead costs as a percentage of sales accounted for a 6 percentage point improvement in gross margin. More favorable product configurations and reductions in maintenance contract support costs primarily accounted for the improvement. A charge related to a reduction in inventory overhead capitalization in the second quarter of 2003, compared to no similar charges in the second quarter of 2004, caused a 6 percentage point improvement in gross margin. An increase in the sale of previously written-down inventory as a percentage of sales accounted for a two percentage point improvement in gross margin.

     For the six months ended June 30, 2004 and 2003, gross profit was $4.1 million and $4.7 million, respectively. Gross margin increased from 57% to 58%. A reduction in materials, labor and product overhead costs as a percentage of sales accounted for a 13 percentage point increase in gross margin. A charge related to a reduction in inventory overhead capitalization in the second quarter of 2003, compared to no similar charges in the second quarter of 2004, caused a 4 percentage point improvement in gross margin. Partially offsetting those increases in gross margin, increased excess inventory charges accounted for a 9 percentage point decrease in gross margin. Those charges were generally associated with reductions in forecasted product demand. Reductions in the sale of previously written-down inventory accounted for a four percentage point decrease in gross margin. Software royalty expense accounted for a two percentage point decrease in gross margin due primarily to fixed royalty costs as a percentage of lower sales.

     We expect our gross margin to continue to be primarily affected by regional product mix and configurations, the volume of product sold and pricing pressures, the amount of excess inventory charges and the amount of previously written-down inventory sold. The mix of products that our customers purchase is unpredictable and, because of lead times required to buy certain components and the timing of our customers’ orders, we purchase inventory based on forecasted demand. The amount of excess inventory purchase commitments and excess inventory charges related to on-hand inventory is dependent on us purchasing the correct mix of inventory. In addition, if our unit sales volumes are significantly lower than forecasted demand, excess inventory charges will result. Finally, customer perception of our announcement regarding the retention of an investment banker as a financial advisor to assist us in assessing strategic alternatives may additionally reduce demand for our products.

Research and Development Expenses

     Research and development expenses were $4.4 million and $5.2 million for the three months ended June 30, 2004 and 2003, respectively, representing a decrease of $0.8 million or 15%. Payroll-related expense declined $0.7 million reflecting lower headcount due to attrition. Non-cash equity charges declined $0.2 million primarily due to an expense credit for re-priced options as our stock price declined below the exercise price of re-priced options at June 30, 2004. Partially offsetting the decline in expenses, outside engineering services increased $0.3 million due to the transition of our sustaining engineering and certain software development functions to outside engineering firms

     Research and development expenses were $9.6 million and $10.4 million for the six months ended June 30, 2004 and 2003, respectively, representing a decrease of $0.8 million or 8%. Payroll-related expense declined $0.9 million reflecting lower headcount in the current period due to attrition. Non-cash equity charges declined $0.4 million primarily due to an expense credit for re-priced options as our stock price declined below the exercise price of re-priced options at June 30, 2004. Software maintenance and material consumption costs declined $0.2 million due to cost saving measures. Partially offsetting the decline in expenses outside engineering services increased $0.8 million due to the transition of our sustaining engineering and certain software development functions to outside engineering firms.

     As an on-going business, we expect spending to be somewhat lower than Q2 2004 spending due to lower headcount and the SFAS 144 impairment write-down, which effectively reduces future depreciation expense.

Sales and Marketing Expenses

     Sales and marketing expenses were $3.2 million and $3.8 million for the three months ended June 30, 2004 and 2003, respectively, representing a decrease of $0.6 million or 16%. This resulted partly from a decrease in payroll-related expense of $0.2 million mainly due to lower commissions as a result of lower revenue in the three months ended June 30, 2004 compared to June 30, 2003. Non-cash equity charges declined $0.2 million primarily due to an expense credit for re-priced options as our stock price declined below the exercise price of re-priced options at June 30, 2004. Travel expense decreased $0.1 million due to continued cost saving measures. Facilities rent expense decreased by $0.1 million due to re-negotiation of rents at certain offices and the elimination of others. Outside service expense in international subsidiaries decreased $0.1 million due to reductions in administrative infrastructure and cost savings measures. Offsetting the decline in expenses was a $0.2 million charge related to the cost of equipment provided to a reseller for training and demonstration purposes.

     Sales and marketing expenses were $6.5 million and $7.1 million for the six months ended June 30, 2004 and 2003, respectively, representing a decrease of $0.6 million or 8%. This resulted partly from a decrease in facilities rent expense of $0.3 million due to re-negotiation of rents at certain offices and the elimination of others. Outside service expense in international subsidiaries decreased $0.2 million due to reductions in administrative infrastructure and cost savings measures. Travel expense decreased $0.2 million due to continued cost saving measures. Contractor expense decreased $0.1 million due to cost savings measures. Depreciation expense declined $0.1 million due primarily to some assets becoming fully depreciated. Non-cash equity charges declined $0.1 million primarily due to an expense credit for re-priced options as our stock price declined below the exercise price of re-priced options at June 30, 2004. Marketing event and tradeshow expense decreased $0.1 million due to cost savings measures. Partially offsetting those decreases, absorption to cost of goods sold of spending to support maintenance contracts and warranty declined $0.3 million. Such support costs are initially charged to Sales and Marketing expense and subsequently reclassified to either cost of good sold or the provision for warranty claims based on associated activity such as product return levels and technical support case data. Due primarily to a smaller customer installed base, activity associated with maintenance and warranty was less than the prior year. Finally, expenses increased $0.3 million as a result of (i) expensing equipment provided for free to a reseller for training and demonstration purposes and (ii) an increase in evaluation amortization expense associated with providing more evaluation units to customers.

     As an on-going business, we expect spending to be somewhat lower than Q2 2004 spending due to lower headcount and the SFAS 144 impairment write-down, which effectively reduces future depreciation expense.

General and Administrative Expenses

     General and administrative expenses were $1.2 million and $2.1 million for the three months ended June 30, 2004 and 2003, respectively, representing a decrease of $0.9 million or 43%. This resulted partly from a decrease in non-cash equity charges of $0.4 million primarily due to an expense credit for re-priced options as our stock price declined below the exercise price of re-priced options at June 30, 2004. A reduction in the bad debt provision due to improved collection experience decreased expense by $0.2 million. Reduced use of contractors and consultants accounted for a $0.1 million decrease in expense. Payroll-related expense decreased $0.1 million reflecting lower headcount in the current period due to employee attrition.

     General and administrative expenses were $2.9 million and $3.8 million for the six months ended June 30, 2004 and 2003, respectively, representing a decrease of $0.9 million or 24%. This resulted partly from a decline in non-cash equity charges of $0.7 million primarily due to an expense credit for re-priced options as our stock price declined below the exercise price of re-priced options at June 30, 2004. Payroll-related expense declined $0.2 million reflecting lower headcount in the current period due to employee attrition. Insurance expense declined by $0.2 million due primarily to lower director and officer insurance rates. Equipment rental expense decreased by $0.2 million due to the expiration of an operating lease in the third quarter of 2003. A reduction in the bad debt provision due to improved collection experience decreased expense by an additional $0.1 million. Partially offsetting the decreases, legal and accounting fees increased by $0.3 million due to higher audit costs and the replacement of internal legal counsel with outside firms.

     As an on-going business, we expect spending to be somewhat lower than Q2 2004 spending due to lower headcount and the SFAS 144 impairment write-down, which effectively reduces future depreciation expense.

Restructuring and Impairment Charges

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

     Activity related to the March 2003 and May 2002 restructurings for the six months ended June 30, 2004 was as follows (in thousands):

	Worldwide	Lease
	workforce	termination
	reduction	and other	Total
Provision balance at December 31, 2003	$48	$118	$166
Cash payments	—	(153)	(153)
Accrual adjustment	—	35	35

Provision balance at June 30, 2004	$48	$—	$48

CoSine expects to pay the remaining $48,000 related to the workforce reduction in 2004.

Impairment of Long-lived Assets

     As a result of our assessment of our business, we concluded that indicators of impairment of our long-lived assets were present at June 30, 2004. Such indicators included ongoing operating losses, inability to achieve sustainable revenue growth, including our failure to capture new customers, and our decision to evaluate strategic alternatives. Accordingly, we performed an impairment test of the carrying value of our long-lived assets, consisting primarily of property and equipment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Based on an undiscounted cash flow analysis, the cash flows expected to be generated by us during the long-lived assets estimated remaining useful lives were not sufficient to recover the net book value of the assets. Consequently, we obtained a valuation report outlining the estimated fair value of the assets, based on quoted market prices, from an independent appraiser and recorded an impairment charge of $2.3 million to write down the carrying value of our long-lived assets held for use to their fair values in the second quarter of 2004.

Interest and Other Income

     For the three months ended June 30, 2004 and 2003, interest and other income was $0.1 million and $0.3 million, respectively. For the six months ended June 30, 2004 and 2003, interest and other income was $0.2 million and $0.7 million, respectively. The decrease in interest income for both periods was due to lower levels of cash and short-term investments.

Interest Expense

     For the three months ended June 30, 2004 and 2003, interest expense was $1,000 and $61,000, respectively. For the six months ended June 30, 2004 and 2003, interest expense was $3,000 and $159,000, respectively. The decrease in interest expense for both periods was due capital lease and debt repayment.

Income Tax Provision

     For the three months ended June 30, 2004 and 2003, the provisions (benefits) for income taxes were ($32,000) and $29,000 expense, respectively. The $32,000 benefit was the result of a tax refund related to one of our subsidiaries. For the six months ended June 30, 2004 and 2003, the provisions for income taxes were $11,000 and $71,000, respectively. The decrease in income tax provisions reflects lower net income among the subsidiaries due to reduce operating activities and a tax refund related to a subsidiary. Income tax provisions are comprised entirely of foreign corporate income taxes, which are a function of our operation of subsidiaries in various countries.

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

     At June 30, 2004, we had $44.5 million in cash and short-term investments. Cash consumption during the quarter ended June 30, 2004 was $5.7 million. Our cash consumption for the twelve months ended June 30, 2004 was $31.8 million. Based on our rate of cash consumption in the last four quarters and on our expected rate of cash usage for the next four quarters, we believe that we possess sufficient liquidity and capital resources to fund our operations and working capital requirements for at least the next 12 months. However, because of our history of losses and use of cash in operations, as well as the announcement on July 29, 2004 that we were evaluating strategic alternatives, certain of our existing and prospective customers appear to have concerns regarding our long-term financial viability and our ability to support their businesses. As a result, existing customers may choose to purchase equipment from other larger and more established suppliers while for recent prospective customers, this may have contributed to their decision to not purchase from us. See “Outlook” on page 22 and “Risk Factors” on pages 23-29, which describes strategic alternatives we are currently exploring.

     We may seek to raise additional funds through debt or equity financing, or from other sources. There can be no assurances that additional funding will be available at all, or that if available, such financing will be obtainable on terms favorable to us.

     On July 29, 2004, we announced that we were exploring various strategic alternatives and that that we had hired an investment bank as our financial advisor. We have prepared our financial statements on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As such, the financial statements do not include any adjustments to reflect possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from any decisions made with respect to our assessment of our strategic alternatives. If at some point we were to decide to pursue alternative plans, we may be required to present the financial statements on a different basis. As an example, if we were to decide to pursue a liquidation and return of capital, we would be required to prepare and present financial statements on the liquidation basis of accounting, whereby assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts. Pending the outcome of our review of strategic alternatives and any definitive decisions to pursue specific alternatives, we will continue to prepare and present our financial statements on the basis noted herein.

     There can be no assurance that any transaction or other corporate action will result from our exploration of strategic alternatives. Further there can be no assurance concerning the type, form, structure, nature, results, timing or terms and conditions of any such potential action, even if such an action does result from this exploration.

Cash, Cash Equivalents and Short-Term Investments

     At June 30, 2004, cash, cash equivalents and short-term investments were $44.5 million. This compares with $57.8 million at December 31, 2003.

Operating Activities

     We used $12.3 million and $22.0 million of cash in operations for the six months ended June 30, 2004 and 2003, respectively. The decrease in net cash used in operating activities was primarily the result of the payment of $10.0 million of restructuring expenses in 2003.

Investing Activities

     For the six months ended June 30, 2004 and 2003, investing activities provided $9.5 million and $32.9 in cash, respectively. The change reflects a decrease of $23.1 million of net proceeds from the sale of short-term investments and a decrease in capital expenditures of $0.3 million.

Financing Activities

     For the six months ended June 30, 2004 and 2003, financing activities provided $0.1 million and used $2.6 million in cash, respectively. The decrease primarily reflects lower principal payments on working capital loans and capital leases, all of which expired by March 31, 2004.

OUTLOOK

     Although capital spending in the telecommunications industry has begun to recover, the market for network-based IP services continues to develop slowly. We recognize that we must significantly reduce our cash consumption in the near term by either significantly increasing revenues or significantly reducing our expenses, or we will not be able to survive as a stand-alone entity. At June 30, 2004, we had $44.5 million in cash and short-term investments. Cash consumption during the quarter ended June 30, 2004 was $5.7 million. Our cash consumption for the twelve months ended June 30, 2004 was $31.8 million. Based on our rate of cash consumption in the last four quarters and on our expected rate of cash usage for the next four quarters, we believe that we possess sufficient liquidity and capital resources to fund our operations and working capital requirements for at least the next 12 months.

     In July 2004, we announced that we are exploring various strategic alternatives to maximize shareholder value. We have retained Broadview International as our financial advisor. We are actively evaluating a variety of alternatives, including possible merger and asset sales transactions, licensing arrangements, and dissolution of the Company and distribution of assets to stockholders. There can be no assurance that any transaction or other corporate action will result from our exploration of strategic alternatives. Further, there can be no assurance concerning the type, form, structure, nature, result, timing or terms and conditions of any such potential action, even if such an action does result from this exploration.

RISK FACTORS

Investing in our common stock involves a high degree of risk. The risks described below are not exhaustive of the risks that might affect our business. Other risks, including those we currently deem immaterial, may also impact our business. Any of the following risks could materially adversely affect our business operations, results of operations and financial condition and could result in a complete loss of your investment.

Our exploration of strategic alternatives may be unsuccessful and may have an adverse effect on our revenue, operating results and stock price.

     We have engaged Broadview International as our financial advisor to explore various strategic alternatives to maximize our stockholder value. We are uncertain as to what strategic alternatives may be available to us or what impact any particular strategic alternative will have on our stock price if accomplished. Uncertainties and risks relating to our exploration of strategic alternatives include:

•	the exploration of strategic alternatives may disrupt our operations and distract management and cause our customers to curtail their purchase plans, which could have a material adverse effect on our revenue, operating results and the market price of our common stock;

•	the process of exploring strategic alternatives may be more time consuming and expensive than we anticipate;

•	we may not be able to identify any strategic alternatives that are worth undertaking;

•	we may not be able to successfully execute or achieve the benefits of a strategic alternative recommended to us by our financial advisor; and

•	perceived uncertainties as to the future direction of our company may result in the loss of customers, employees or business partners.

Even if interested third parties are willing to explore strategic transactions with us, we may not be successful in executing and consummating any transactions because of the risks and uncertainties associated with our business.

     We have a number of risks and uncertainties associated with our business that may prevent the consummation of a strategic transaction, including but not limited to:

•	the current lack of demand for our products;

•	the effects of the current economic environment on us and on any potential acquirer;

•	the dilutive effect of our business to a potential acquirer; and

•	our long-term headquarters facility lease.

     These and other risks and uncertainties may prevent us and interested third parties from exploring and consummating mutually acceptable strategic alternatives.

We may elect to dissolve and distribute assets to our stockholders if our board of directors determines that such action is in the best interest of our stockholders.

     As a result of our exploration of strategic alternatives, our board of directors may deem it advisable to dissolve the Company and distribute assets to stockholders. Liquidation and dissolution may not create value to our stockholders or result in any remaining capital for distribution to our stockholders. The precise nature, amount and timing of any distribution to our stockholders would depend on and could be delayed by, among other things, sales of our non-cash assets and claim settlements with creditors.

We have a history of losses that we expect will continue, and if we do not achieve profitability we may cease operations.

     At June 30, 2004, we had an accumulated deficit of $495.5 million. We have incurred net losses since our incorporation. We cannot be certain that our revenue will grow or that we will generate sufficient revenue to become profitable. At June 30, 2004, we had $44.5 million in cash and short-term investments. Cash consumption for the six months ended June 30, 2004 was $13.3 million. If we do not achieve profitability and are unable to obtain additional financing, we may run out of cash and cease operations.

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

     While the industry in general appears to be recovering, the market for network-based IP services continues to develop slowly. We anticipate that this will continue to have a substantial, adverse effect on our revenue growth for at least the remainder of the current fiscal year. No assurance can be given that our net revenue and operating results will not be further adversely affected by the telecommunication industry’s cautious approach to capital spending and the slow development of network-based IP services.

If we fail to predict our manufacturing requirements accurately, we could incur additional costs or manufacturing delays.

     We provide forecasts of our demand to our contract manufacturers up to twelve months before scheduled delivery of products to our customers. If we overestimate our manufacturing requirements, we may have excess or obsolete inventory, which could harm our operating results. Additionally, our announcement that we have hired an investment banker and are exploring of strategic alternatives may have a negative impact on customer demand for our products, and consequently could require us to increase our level of inventory reserves.

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

     Maintaining key personnel may be difficult for a number of reasons, including but not limited to market demand, stock price, growth opportunities, management philosophy, company performance and competitive activity. Our announcement in July 2004 that we were evaluating strategic alternatives could also adversely impact employee retention. If we lose key personnel we may find it difficult and costly to recruit new management and other personnel and this may have a negative effect on our performance and in turn on our stock price.

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

     The loss of one or more of our customers, a reduction in purchases of our products by certain of our customers or the decline of a key customer’s business may limit our revenue growth and harm our operating results. Our customers may reduce or discontinue purchases of our products at any time. In the second quarter of 2004, we generated 81 percent of our revenue from four customers.

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

     A sensitivity analysis was performed on our investment portfolio as of June 30, 2004 based on a modeling technique that measures hypothetical fair market value changes that would result from a parallel shift in the yield curve of plus or minus 100 basis points. Based on this analysis, a hypothetical 100 basis point increase or decrease in interest rates would result in a $118,000 decrease or increase, respectively, in the fair value of our investments in debt securities as of June 30, 2004.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. While our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote. Our president and chief executive officer and our executive vice president and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose.

Changes in Internal Controls. There has been no change in our internal control over financial reporting during the fiscal quarter ending June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2004, a stipulation for the settlement and release of claims against the issuer defendants, including the Company, was submitted to the Court for preliminary approval. Under the proposed settlement, the plaintiffs will dismiss and release all claims against participating issuer defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuer defendants in all of the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases, up to the limits of the applicable insurance policies. The Company will not be required to make any cash payments under the settlement, unless the Company’s insurer is required to pay on the Company’s behalf an amount that exceeds the Company’s insurance coverage. The Company does not believe that this circumstance will occur. The settlement is still subject to a number of conditions, including certification of a class for settlement purposes and formal Court approval. If the settlement is not consummated, the Company intends to defend the lawsuit vigorously. However, the Company cannot predict its outcome with certainty. If the Company is not successful in its defense of this lawsuit, it could be forced to make significant payments to the plaintiffs and their lawyers, and such payments could have a material adverse effect on the Company’s business, financial condition and results of operations if not covered by the Company’s insurance carrier. Even if these claims are not successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect the Company’s business, results of operations and financial position.

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

We have used approximately $198 million of the funds from the initial public offering to fund our operations. We expect to use the remaining net proceeds for general corporate purposes, to fund our operations, working capital and capital expenditures. Pending further use of the net proceeds, we have invested them in short-term, interest-bearing, investment-grade securities.

(e)	The following table provides information about purchases by the Company during the quarter ended June 30, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total number of Shares	Maximum Number of
	Total Number of		that Purchased as Part	Shares that May Yet be
	Shares	Average Price	of Publicly Announced	Purchased Under the
	Purchased	Paid per Share	Plans	Plans
April 1, 2004 – April 30, 2004	1,000	$95.00	not applicable	not applicable
May 1, 2004 – May 30, 2004	3,937	95.00	not applicable	not applicable
June 1, 2004 – June 30, 2004	6,000	82.50	not applicable	not applicable
Total	10,937	$88.14

     Under our 1997 Plan, we are authorized to repurchase shares of our common stock that were previously issued pursuant to the exercise of stock options granted under the 1997 Plan. Such common stock is reacquired by us privately pursuant to repurchase rights contained in restricted stock purchase agreements or pursuant to optionee defaults on non-recourse promissory notes issued in connection with the exercise of such options. All shares repurchased in the second quarter of 2004 were reacquired pursuant to optionee defaults on promissory notes and were therefore non-cash. As of the date of this report, 149,539 outstanding shares remain subject to the foregoing repurchase right

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit Index on page 32.

(b)	Reports on Form 8-K.

On April 29, 2004, the Company issued a press release in which it reported earnings for the quarter ended March 31, 2004. A copy of such press release was furnished by the Company with a Form 8-K on April 29, 2004 as Exhibit 99.1.

On July 29, 2004, the Company issued a press release in which it reported results for the quarter ended June 30, 2004 and announced that it had hired an investment bank to evaluate strategic alternatives.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSINE COMMUNICATIONS, INC.
By:	/s/ Terry Gibson
Terry Gibson
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: August 9, 2004

EXHIBIT INDEX

Exhibit Number	Description
4.1	Form of warrant to purchase common stock issued by the Registrant to Fujitsu pursuant to the Reseller Agreement dated as of May 28, 2004.

31.1	Certification of Stephen Goggiano, President and Chief Executive Officer of CoSine Communications, Inc., pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Terry Gibson, Executive Vice President and Chief Financial Officer of CoSine Communications, Inc., pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Stephen Goggiano, President and Chief Executive Officer of CoSine Communications, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Terry Gibson, Executive Vice President and Chief Financial Officer of CoSine Communications, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002