Form 10-Q
period 2004-09-30
COSINE COMMUNICATIONS INC
filed 2004-11-15
CIK 1060824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

There were 10,075,838 shares of the Company’s Common Stock, par value $.0001, outstanding on November 5, 2004.

COSINE COMMUNICATIONS, INC.

FORM 10-Q

Quarter ended September 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COSINE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for par value and share data)

	September 30,	December 31,
	2004	2003
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$11,425	$19,719
Short-term investments	22,198	38,033
Accounts receivable:
Trade (net of allowance for doubtful accounts of $90 and $150 at September 30, 2004 and December 31, 2003, respectively)	675	4,962
Other	589	494
Inventory	20	4,003
Prepaid expenses and other current assets	3,751	2,668

Total current assets	38,658	69,879
Property and equipment, net	—	2,900
Long-term deposits	158	647

	$38,816	$73,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,059	$1,657
Accrued warranty liability	283	464
Other accrued liabilities	4,231	2,560
Accrued compensation	1,477	1,821
Deferred revenue	950	3,543
Current portion of equipment and working capital loans	—	129

Total current liabilities	8,000	10,174
Accrued rent	2,049	2,078
Stockholders’ equity:
Preferred stock, no par value; 3,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 300,000,000 shares authorized; 10,075,838 and 10,176,845 shares issued and outstanding at; September 30, 2004 and December 31, 2003, respectively	1	1
Additional paid-in capital	541,537	546,176
Notes receivable from stockholders	(3,128)	(6,659)
Accumulated other comprehensive income	489	533
Deferred compensation	—	(455)
Accumulated deficit	(510,132)	(478,422)

Total stockholders’ equity	28,767	61,174

	$38,816	$73,426

See accompanying notes.

(1) The information in this column was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2003.

COSINE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue	$1,088	$4,024	$8,111	$12,244
Cost of goods sold[1]	4,441	1,798	7,373	5,335

Gross profit (loss)	(3,353)	2,226	738	6,909

Operating expenses:
Research and development[2]	3,709	5,485	13,316	15,920
Sales and marketing[3]	3,056	3,191	9,594	10,310
General and administrative[4]	1,721	1,817	4,626	5,643
Restructuring and impairment charges	2,871	14	5,214	351

Total operating expenses	11,357	10,507	32,750	32,224

Loss from operations	(14,710)	(8,281)	(32,012)	(25,315)

Other income (expenses):
Interest income and other	82	137	307	851
Interest expense[5]	—	(25)	(3)	(214)

Total other income, net	82	112	304	637

Loss before income tax provision (benefit)	(14,628)	(8,169)	(31,708)	(24,678)
Income tax provision (benefit)	(9)	15	2	86

Net loss	$(14,619)	$(8,184)	$(31,710)	$(24,764)

Basic and diluted net loss per share	$(1.47)	$(0.84)	$(3.17)	$(2.54)

Shares used in computing per share amounts	9,945	9,797	9,998	9,753

1 Cost of goods sold includes $4 and $40 for the three months ended September 30, 2004 and 2003, respectively, and ($65) and $135 for the nine months ended September 30, 2004 and 2003, respectively, of non-cash (credits) charges related to equity issuances. Cost of goods sold, also includes $3,917 and $0 for the three months ended September 30, 2004 and 2003, respectively, and $3,917 and $0 for the nine months ended September 30, 2004 and 2003, respectively, of charges related to restructuring.

2 Research and development expenses includes $1 and $159 for the three months ended September 30, 2004 and 2003, respectively, and ($213) and $346 for the nine months ended September 30, 2004 and 2003, respectively, of non-cash charges (credits) related to equity issuances.

3 Sales and marketing expenses includes ($2) and $86 for the three months ended September 30, 2004 and 2003, respectively, and ($195) and ($15) for the nine months ended September 30, 2004 and 2003, respectively, of non-cash (credits) charges related to equity issuances.

4 General and administrative expenses includes ($1) and ($60) for the three months ended September 30, 2004 and 2003, respectively, and ($402) and $209 for the nine months ended September 30, 2004 and 2003, respectively, of non-cash (credits) charges related to equity issuances.

5 Interest expense includes no non-cash charges related to equity issuances for the three months ended September 30, 2004 and 2003, and $0 and $30 of non-cash charges related to equity issuances for the nine months ended September 30, 2004 and 2003, respectively.

COSINE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Operating activities:
Net loss	($31,710)	(24,764)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,398	2,003
Provision for doubtful accounts	14	88
Non-cash charges related to inventory write-down	4,220	61
Write-down of property and capital equipment	2,308	—
Amortization of warrants issued for services	78	75
Amortization of deferred stock compensation	(971)	1,431
Reversal of stock compensation amortization in excess of vesting	(185)	(802)
Other non-cash restructuring items	75	12
Bonus awarded in shares of common stock	228	—
Other, net	123	(139)
Net changes in operating assets and liabilities:
Accounts receivable, trade	4,273	2,798
Other receivables	(192)	223
Inventory	(313)	(738)
Prepaid expenses and other current assets	(641)	539
Long-term deposits	245	252
Accounts payable	(598)	242
Accrued warranty liability	(181)	(420)
Accrued compensation	(344)	593
Accrued other liabilities	1,671	(11,149)
Deferred revenue	(2,594)	203
Accrued rent	(29)	(8)

Net cash used in operating activities	(23,125)	(29,500)

Investing activities:
Capital expenditures	(1,053)	(2,023)
Purchase of short-term investments	(34,480)	(58,828)
Proceeds from sales and maturities of short-term investments	50,267	103,414

Net cash provided by investing activities	14,734	42,563

Financing activities:
Principal payments of equipment and working capital loans and capital leases	(129)	(3,486)
Proceeds from issuance of common stock	226	471
Proceeds from notes receivable from stockholders	—	31
Repurchase of common stock	—	(68)

Net cash provided by (used in) financing activities	97	(3,052)

Net increase (decrease) in cash and cash equivalents	(8,294)	10,011
Cash and cash equivalents at the beginning of the period	19,719	9,230

Cash and cash equivalents at the end of the period	$11,425	$19,241

Supplemental information:
Cash paid for interest	$3	$184

Income taxes paid	$53	$86

Cancellation of notes receivable due to repurchase of unvested stock	$3,531	$2,936

Issuance of warrant to re-seller	$48	$—

Re-measurement of deferred stock-based compensation	$251	$—

Net transfer from inventory to property and equipment	$173	$—

See accompanying notes.

COSINE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements have been prepared by CoSine Communications, Inc. pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X and include the accounts of CoSine Communications, Inc. and its wholly owned subsidiaries (“CoSine” or collectively, the “Company”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation as an ongoing operating entity have been included. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year. The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes included in CoSine’s Annual Report filed on Form 10-K for the year ended December 31, 2003.

     On July 29, 2004, CoSine announced that it was exploring various strategic alternatives and that the Company had hired an investment bank as its financial advisor.

     On September 8, 2004, CoSine announced, in connection with its ongoing evaluation of strategic alternatives, actions to lay-off most of its employees, retaining a limited team of employees to provide customer support and handle matters related to the ongoing exploration of strategic alternatives. Since September 8, 2004, the Company has taken a number of actions to reduce its operating expenses and conserve its cash. CoSine has notified its existing customers that the CoSine products are now formally discontinued and that existing customers may place “lifetime buy” orders to support their platform transition plans. The Company has written its inventory down to estimated net realizable value at September 30, 2004. The Company has taken steps to terminate contract manufacturing arrangements, contractor and consulting arrangements and facility leases. These activities will continue into the quarter ending December 31, 2004, at which time CoSine’s business will consist primarily of a customer service capability operated under contract by a third party.

     The Company continues to explore strategic alternatives, including a sale of the Company, a sale or licensing of products, intellectual property, or individual assets or a winding-up and liquidation of the business. Pending the outcome of the Company’s review of strategic alternatives and any definitive decisions to close or liquidate the business, the Company will continue to prepare its financial statements on the assumption that it will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As such, the financial statements do not include any adjustments to reflect possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from any decisions made with respect to the Company’s assessment of its strategic alternatives. If at some point the Company were to decide to pursue alternative plans, the Company may be required to present the financial statements on a different basis. As an example, if the Company were to decide to pursue a liquidation and return of capital, it would be appropriate to prepare and present financial statements on the liquidation basis of accounting, whereby assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.

Pro Forma Stock-Based Compensation Information

     CoSine has elected to continue to follow Accounting Principles Board Opinion 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations to account for employee stock options because the alternative fair value method of accounting prescribed by Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized when the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant.

     The following table illustrates the effect on CoSine’s net loss and net loss per share if CoSine had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss, as reported	($14,619)	($8,184)	($31,710)	($24,764)
Add: Stock-based employee compensation expense (credit), net of tax, included in reported net loss	4	357	(743)	1,431
Deduct: Reversal of amortization of stock-based employee compensation in excess of vesting, net of tax	(21)	(147)	(184)	(802)
Deduct: Stock-based employee compensation credit (expense) determined under the fair value method for all stock option grants net of tax	179	(45)	(716)	(1,947)

Pro forma net loss	($14,457)	($8,019)	($33,353)	($26,082)

Basic and diluted net loss per share, as reported	($1.47)	($0.84)	($3.17)	($2.54)

Pro forma basic and diluted net loss per share	($1.45)	($0.82)	($3.34)	($2.67)

     The fair value of CoSine’s options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Dividend yield	—	0.0%	0.0%	0.0%
Volatility	—	0.84	0.97	0.81
Risk free interest rate	—	2.7%	2.5%	2.2%
Expected life	—	4 years	4 years	4 years

     In the three months ended September 30, 2004, there were no options granted to employees.

     In the three and nine months ended September 30, 2004, 23,491 shares were issued under the Employee Stock Purchase Plan. The estimated weighted-average fair value of shares issued under the Employee Stock Purchase Plan in 2004 was $4.09, using a volatility of .64, dividend yield of zero, risk-free interest rate of 2.0% and an expected life of one year. The estimated weighted-average fair value of shares issued under the Employee Stock Purchase Plan in 2003 was $2.22, using dividend yield of zero, volatility of 0.47, risk-free interest rate of 1.3% and an expected life of one year.

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

     Generally, a maximum obligation is not explicitly stated. Because the obligated amounts associated with this type of agreement are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, CoSine has not been obligated to make payments for these obligations, and no liabilities have been recorded for these obligations on its condensed consolidated balance sheets as of September 30, 2004 and December 31, 2003.

Use of Estimates

     The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates. Estimates are used in accounting for, but not limited to, revenue recognition, allowance for doubtful accounts, inventory valuations, long-lived asset impairment evaluations, accrued liabilities including warranties, and equity issuances. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period of determination.

2. COMMITMENTS AND CONTINGENCIES

     As of September 30, 2004, CoSine had commitments of approximately $375,000 relating to purchases of raw materials and semi-finished goods. Subsequent to September 30, 2004, CoSine terminated its contract manufacturing relationships and has taken a charge of $375,000 in the quarter ended September 30, 2004 with respect to the cancellation of such purchase commitments.

     As of September 30, 2004, CoSine had a contract with an India-based subcontractor to perform software support services. On October 14, 2004, CoSine expanded the scope and extended the term of this contract to provide a service and support capability for CoSine’s customers through December 31, 2005. The contract, which is cancelable with 90 days notice, calls for quarterly payments of $450,000 through June 30, 2005 and quarterly payments of $300,000 through December 31, 2005. In addition, there are set-up costs of approximately $335,000 to be borne by CoSine in the quarter ended December 31, 2004.

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

     In the ordinary course of business, CoSine is involved in legal proceedings involving contractual obligations, employment relationships and other matters. Except as described above, CoSine does not believe there are any pending or threatened legal proceedings that will have a material impact on its consolidated financial position or results of operations.

3. BALANCE SHEET DETAILS

Inventory

     Inventories, which are stated at the lower of cost (first-in, first-out) or market, consisted of the following, in thousands:

	September 30,	December 31,
	2004	2003
	(unaudited)
Raw materials	$20	$160
Semi-finished goods	—	3,466
Finished goods	—	377

	$20	$4,003

     In September 2004, the Company announced the discontinuation of its products, accordingly, the Company recorded a charge of $3.9 million to cost of sales in the quarter ended September 30, 2004, consisting of $3.5 million to write inventory down to estimated net realizable value and $375,000 to terminate all existing contract manufacturing obligations as of September 30, 2004.

     There were no goods awaiting customer acceptance at September 30, 2004. Included in finished goods at December 31, 2003 was $160,000 of goods awaiting customer acceptance. There was no finished goods at September 30, 2004. Included in finished goods at December 31, 2003 were $126,000 of goods used for customer evaluation purposes. There were no goods used for customer evaluation at September 30, 2004.

     During the nine months ended September 30, 2004, $0.3 million of previously written-down inventory was sold and $4.1 million of inventory was written down. During the nine months ended September 30, 2003, $0.8 million of previously written-down inventory was sold and $0.1 million of inventory was written down. In addition, charges of $375,000 were recorded in the nine months ended September 30, 2004 in connection with excess purchase commitments at CoSine’s contract manufacturers and with the termination of the contract manufacturing agreements.

     During the three months ended September 30, 2004, no previously written-down inventory was sold and $3.5 million of inventory was written down. During the three months ended September 30, 2003, $0.1 million of previously written-down inventory was sold and $0.1 million of inventory was written down. There were no charges in connection with excess purchase commitments at CoSine’s contract manufacturers in the three months ended September 30, 2003.

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

     It is expected that any product sales in the fourth quarter of 2004 will not be covered by warranty.

     Changes in CoSine’s warranty liability were as follows, in thousands:

	Nine Months Ended September 30,
	2004	2003
	(unaudited)
Beginning balance	$464	$1,103
Warranty expense charged to cost of goods sold	150	357
Utilization of warranties	(313)	(680)
Changes in estimated liability based on experience	(18)	(97)

Ending balance	$283	$683

4. NET LOSS PER COMMON SHARE

     Basic net loss per common share is calculated based on the weighted-average number of common shares outstanding during the periods presented, less weighted-average shares outstanding that are subject to CoSine’s right of repurchase. Common stock equivalents consisting of stock options and warrants (calculated using the treasury stock method), have been excluded from the diluted net loss per common share computations, as their inclusion would be antidilutive. These securities amounted to 1,182,044 shares and 1,534,000 shares for the nine months ended September 30, 2004 and 2003, respectively.

     The calculations of basic and diluted net loss per share are shown below, in thousands, except per share data:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss	($14,619)	($8,184)	($31,710)	($24,764)

Basic and diluted:
Weighted-average shares of common stock outstanding	10,177	9,995	10,199	9,968
Weighted-average shares subject to repurchase	(232)	(198)	(201)	(215)

Weighted-average shares used in basic and diluted net loss per share	9,945	9,797	9,998	9,753

Basic and diluted net loss per share	($1.47)	($0.84)	($3.17)	($2.54)

5. WARRANTS

     In the second quarter of 2004, the Company issued to a reseller a warrant to acquire 254,489 shares of CoSine stock at an exercise price of $4.65 per share. The warrant has a two-year term beginning May 28, 2004. If during the two-year term (1) any person or entity acquires a greater than 50% interest in CoSine or the ownership or control of more than 50% of the voting stock of CoSine or (2) CoSine sells substantially all of its intellectual property assets, the warrant becomes exercisable. Even if the reseller does not immediately exercise the warrant upon the occurrence of such an event that makes the warrant exercisable (a “trigger event”), the reseller shall be entitled to securities, cash and property to which it would have been entitled to upon the consummation of the trigger event, less the aggregate price applicable to the warrant. CoSine calculated the fair value of the warrant to be approximately $48,000 using the Black-Scholes valuation method, using a volatility factor of .97, a dividend yield of zero, risk-free interest rate of 2.5%, an expected life of two years and a 10% probability that the warrant would be exercisable during the two-year term. The fair value of the warrant was to be amortized over the two-year expected life of the warrant. In the second quarter of 2004, CoSine amortized approximately $2,000. In the third quarter of 2004, CoSine wrote-off the remaining balance of $46,000 of unamortized fair value of the warrant issued to a reseller. The decision to fully amortize the remaining fair value of the warrant was due to an announcement made by the reseller terminating the agreement with CoSine.

6. COMPREHENSIVE LOSS

     The components of comprehensive loss are shown below, in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss	($14,619)	($8,184)	($31,710)	($24,764)
Other comprehensive loss:
Unrealized gain (losses) on investments	17	(43)	(48)	(311)
Currency translation adjustment	18	43	3	172

Total other comprehensive loss	35	0	(45)	(139)

Comprehensive loss	($14,584)	($8,184)	($31,755)	($24,903)

7. SEGMENT REPORTING

     CoSine operates in only one operating segment, and substantially all of CoSine’s assets are located in the United States.

     Revenues from customers by geographic region for the three months and nine months ended September 30, 2004 and 2003, respectively, were as follows, in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Region
United States	$342	$726	$3,033	$5,396
Italy	52	71	804	92
France	350	106	1,286	481
Korea	18	1,688	1,580	1,749
Japan	50	587	664	2,855
Other EMEA	266	620	714	1,371
Other Asia/Pacific	10	226	30	300

Total	$1,088	$4,024	$8,111	$12,244

     For the three months ended September 30, 2004, Transpac, Equant and Sprint accounted for 23%, 21% and 18% of the Company’s revenue, respectively. For the three months ended September 30, 2003, Smartnet, Sprint and Cable and Wireless accounted for 28%, 15% and 14% of the Company’s revenue, respectively. For the nine months ended September 30, 2004, Sprint, Infranet and Transpac accounted for 26%, 18% and 11% of the Company’s revenue, respectively. For the nine months ended September 30, 2003, Sprint, Nissho and NEC accounted for 40%, 14% and 10% of the Company’s revenue, respectively.

     At September 30, 2004, Transpac, Equant and Lucent accounted for 45%, 28% and 8% of CoSine’s accounts receivable, respectively.

8. RESTRUCTURING CHARGES

     In September 2004, CoSine announced actions to terminate most of its workforce, retaining a limited team of employees to provide customer support and handle matters related to the ongoing exploration of strategic alternatives. The specific actions include workforce reductions, with a charge of $2,871,000, announced discontinuance of the CoSine products, with a related charge to cost of sales of $3,466,000 to write inventory down to net realizable value and a

$75,000 charge for unrecoverable royalties, and termination of third party manufacturing agreements, with a charge of $375,000. The Company also plans to terminate contractor and consulting agreements, real estate leases, and to sell or dispose of tangible assets. These activities will result in additional charges in the quarter ending December 31, 2004. As a result of the workforce reduction, 100 employees were terminated through September 30, 2004, leaving an employee population of 39. Substantially all employees will be terminated by December 31, 2004.

     Effective September 23, 2004, CoSine approved severance agreements with Stephen Goggiano, its president and chief executive officer, and Terry Gibson, its chief financial officer, covering the period of August 1, 2004 through the earlier of (i) December 31, 2004 or (ii) the termination of their respective employments due to the elimination of their respective jobs if caused by a merger, sale, acquisition, liquidation, dissolution, consolidation or similar corporate transaction, in exchange for their continued service to CoSine as it explores strategic alternatives, including a sale of the Company, a sale or licensing of products, intellectual property, or sale of individual assets or a winding-up and liquidation of the business. In exchange for their continued service during this time period, Mr. Goggiano and Mr. Gibson will each receive a retention bonus equal to 100% of their base 2004 annual salary payable on or before December 31, 2004. In addition, upon completion of these services, CoSine shall pay for the cost of Mr. Goggiano’s and Mr. Gibson’s COBRA coverage under the Company’s health plan for a period of 12 months after termination of their respective employment.

On completion of this restructuring in December 2004, the company operations will consist primarily of a customer service capability, performed under contract by a third party contractor.

     Activity related to the September 2004 restructuring is as follows (in thousands):

	Worldwide	Write-down of	Manufacturing
	workforce	inventory and	agreement
	reduction	prepaid royalty	termination	Total
September 2004 restructuring charges	$2,872	$3,541	$375	$6,788
Cash payments	(938)	—	—	(938)
Write offs	—	(3,541)	(97)	(3,638)
Provision balance at September 30, 2004	$1,934	$—	$278	$2,212

     The restructuring charges related to worldwide workforce reduction of $2,872 was charged to operating expenses, and the write-down of inventory, write-off of prepaid royalty and termination of manufacturing agreement of $3,916 was charged to cost of sales.

     Cosine expects to pay the remaining $2,212,000 related to the workforce reduction and manufacturing agreement termination in the fourth quarter of 2004.

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

     Activity related to the March 2003 and May 2002 restructurings for the nine months ended September 30, 2004 was as follows, (in thousands):

	Worldwide	Lease
	workforce	Termination
	reduction	and other	Total
Provision balance at December 31, 2003	$48	$118	$166
Cash payments	—	(153)	(153)
Accrual adjustment	—	35	35

Provision balance at June 30, 2004	$48	$—	$48

Accrual adjustment	(10)		(10)

Provision balance at September 30, 2004	$38		$38

     CoSine expects to pay the remaining $38,000 related to the workforce reduction in the fourth quarter of 2004.

Impairment of Long-lived Assets

     At June 30, 2004, the Company made an assessment of its business and concluded that indicators of impairment were present at June 30, 2004. Accordingly, the Company performed an impairment test of the carrying value of its long-lived assets, consisting primarily of property and equipment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Based on an undiscounted cash flow analysis, the cash flows expected to be generated by the Company’s long-lived assets during their estimated remaining useful lives were not sufficient to recover the net book value of the assets. Consequently, the Company obtained a valuation report outlining the estimated fair value of the assets, based on quoted market prices, from an independent appraiser and recorded an impairment charge of $2.3 million to write down the carrying value of the long-lived assets held for use to their fair values in the second quarter of 2004

     At September 30, 2004, the Company concluded that indicators of impairment were again present. Such indicators included ongoing operating losses, inability to achieve sustainable revenue growth, and the Company’s decision to evaluate strategic alternatives.. Accordingly, the Company performed an impairment test of the carrying value of its long-lived assets, consisting primarily of property and equipment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Based on an undiscounted cash flow analysis, the cash flows expected to be generated by the Company’s long-lived assets during their estimated remaining useful lives were not sufficient to recover the net book value of the assets. Consequently, the Company obtained competitive bids from qualified prospective purchasers to determine their fair values. The fair values of the long-lived assets, as indicated by competitive bids, exceeded the net book value of the long-lived assets at September 30, 2004, accordingly, no further impairment adjustment was made in the third quarter of 2004.

     In September 2004, the Company initiated efforts to sell the remaining property and equipment and, as such, have classified the remaining property and equipment, as held for sale, with a net book value of $308,000, in the balance sheet caption “prepaid expenses and other current assets”.

9. SUBSEQUENT EVENTS

     On October 22, 2004, the Company executed an agreement to terminate the lease of its facilities in Redwood City, California. The agreement includes a lump sum payment, including rents through December 31, 2004 and clean-up costs, of $4.1 million, and the surrender of a $420,000 lease deposit and the surrender of furniture and fixtures with an estimated value of less than $50,000. In exchange, the lessor has agreed to terminate the lease as of December 31, 2004 and to waive the rights to approximately $16.6 million in contracted rents.

     In addition, the Company sold or disposed of substantially all of its fixed assets in October 2004. Cash proceeds from the sale of fixed assets were $1.1 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. We use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend” and similar expressions to identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, our ability to identify and effectuate desirable strategic alternatives, the time and costs required to explore and investigate possible transactions and other corporate actions, management and board interest in and distraction due to exploring and investigating strategic alternatives, the reactions, either positive or negative, of investors, competitors, customers, employees and others to us exploring possible strategic alternatives and opportunities and to any specific strategic alternative or opportunity selected by us, failure to achieve revenue growth and profitability, the loss of business opportunities with large service providers due to our financial losses, workforce reductions, announced discontinuance of the CoSine products, termination of third party manufacturing agreements, termination of contractor and consulting agreements and termination of real estate leases, the slow development of the market for network-based IP services, the impact of competitive products, changing customer requirements, and changes in economic conditions in the various markets that we have served, all as are discussed in more detail in the section entitled “Risk Factors” on pages 26 through 29 of this report, as well as the other risk factors discussed in that section. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents that we file from time to time with the Securities and Exchange Commission.

OVERVIEW

     Prior to and during the period ended September 30, 2004, we developed, marketed and sold a communications platform that we refer to as our IP Service Delivery Platform. Our product was designed to enable network service providers to rapidly deliver a portfolio of communication services to business and consumer customers. We marketed our IP Service Delivery Platform through our direct sales force and through resellers to network service providers in Asia, Europe and North America. We provided and will continue to provide customer service and support for our products through our support partner.

     Even during this period, the market for our IP Service Delivery Platform was still in the early stages of development, and the volume and timing of orders were difficult to predict. A customer’s decision to purchase our platform typically involved a significant commitment of its resources and a lengthy evaluation, testing and product qualification process. The long sales cycle and the timing of our customers’ rollout of services made possible by our platform, which affected repeat business, caused our revenue and operating results to vary significantly and unexpectedly from quarter to quarter and constrained our ability to secure new customers. We have not generated sufficient revenue to fund our operations and have been unable to increase our revenue in the near term in order to reduce our cash consumption and remain a viable and competitive supplier.

     On July 29, 2004, we announced that we were exploring various strategic alternatives and that we had hired an investment bank as our financial advisor.

     On September 8, 2004, we announced, in connection with our ongoing evaluation of strategic alternatives, that we had initiated actions to lay-off most of our employees, retaining a limited team of employees to provide customer support and handle matters related to the ongoing exploration of strategic alternatives. Since September 8, 2004, the Company has taken a number of actions to reduce its operating expenses and conserve its cash. CoSine has notified its existing customers that the CoSine products are now formally discontinued and that existing customers may place “lifetime buy” orders to support their platform transition plans. The Company has written its inventory down to estimated net realizable value at September 30, 2004. The Company has taken steps to terminate contract manufacturing arrangements, contractor and consulting arrangements and facility leases. These activities will continue into the quarter ending December 31, 2004, at which time CoSine’s business will consist primarily of a customer service capability operated under contract by a third party.

     The Company continues to explore strategic alternatives, including a sale of the Company, a sale or licensing of products, intellectual property, or individual assets or a winding-up and liquidation of the business. Pending the outcome of the Company’s review of strategic alternatives and any definitive decisions to close or liquidate the business, the Company will continue to prepare its financial statements on the assumption that it will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As such, the financial statements do not include any adjustments to reflect possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from any decisions made with respect to the Company’s assessment of its strategic alternatives. If at some point the Company were to decide to pursue alternative plans, the Company may be required to present the financial statements on a different basis. As an example, if the Company were to decide to pursue a liquidation and return of capital, it would be appropriate to prepare and present financial statements on the liquidation basis of accounting, whereby assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.

     There can be no assurance that any transaction or other corporate action will result from our exploration of strategic alternatives. Further there can be no assurance concerning the type, form, structure, nature, results, timing or terms and conditions of any such potential action, even if such an action does result from this exploration.

     Management’s overview of the Company’s position is discussed in more detail in the “Liquidity and Capital Resources” section on pages 24-25 and the “Outlook” section on page 25.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, inventory valuation, long-lived assets, warranties and equity issuances. Additionally, the audit committee of our board of directors reviews these critical accounting estimates at least annually. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for certain judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

     On July 29, 2004, we announced that we were exploring various strategic alternatives and that we had hired an investment bank as our financial advisor.

     On September 8, 2004, CoSine announced, in connection with its ongoing evaluation of strategic alternatives, actions to lay-off most of its employees, retaining a limited team of employees to provide customer support and handle matters related to the ongoing exploration of strategic alternatives. Since September 8, 2004, the Company has taken a number of actions to reduce its operating expenses and conserve its cash. CoSine has notified its existing customers that the CoSine products are now formally discontinued and that existing customers may place “lifetime buy” orders to support their transition plans. The Company has written its inventory down to estimated net realizable value at September 30, 2004. The Company has taken steps to terminate contract manufacturing arrangements, contractor and consulting arrangements and facility leases. These activities will continue into the quarter ending December 31, 2004, at which time CoSine’s business will consist primarily of a customer support capability supported by a third party contractor.

     The Company continues to explore strategic alternatives, including a sale of the Company, a sale or licensing of products, intellectual property, or individual assets or a winding-up and liquidation of the business. Pending the outcome of the Company’s review of strategic alternatives and any definitive decisions to close or liquidate the business, the Company will continue to prepare its financial statements on the assumption that it will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As such, the financial statements do not include any adjustments to reflect possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from any decisions made with respect to the Company’s assessment of its strategic alternatives. If at some point the Company were to decide to pursue alternative plans, the Company may be required to present the financial statements on a different basis. As an example, if the Company were to decide to pursue a liquidation and return of capital, it would be appropriate to prepare and present financial statements on the liquidation basis of accounting, whereby assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.

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

Inventory Valuation

     In assessing the value of our inventory, we are required to make judgments as to future demand and then compare that demand with current inventory quantities and firm purchase commitments. If our inventories on hand and firm purchase commitments are in excess of forecasted demand, we write down the value of our inventory. We generally use a 12-month forecast to assess future demand. Inventory write-downs are charged to cost of sales. During the three months ended September 30, 2004, we announced that we were discontinuing our products and recorded a charge of $3.5 million to write our inventory down to estimated net realizable value.

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

     As a result of our assessment of our business, we concluded that indicators of impairment of our long-lived assets were present at September 30, 2004 and at June 30, 2004. Such indicators included ongoing operating losses, inability to achieve sustainable revenue growth, and our decision to evaluate strategic alternatives. Accordingly, we performed an impairment test of the carrying value of our long-lived assets, consisting primarily of property and equipment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Based on an undiscounted cash flow analysis, the cash flows expected to be generated by our long-lived assets during their estimated remaining useful lives were not sufficient to recover the net book value of the assets. Consequently, we obtained a valuation report outlining the estimated fair value of the assets, based on quoted market prices, from an independent appraiser and recorded an impairment charge of $2.3 million to write down the carrying value of our long-lived assets held for use to their fair values in the second quarter of 2004.

In September 2004 we initiated efforts to sell the remaining property and equipment and, as such, classified the remaining property and equipment, with a net book value of $308,000, to the balance sheet caption “prepaid expenses and other current assets”. The fair value of the property and equipments held for sale, as indicated by competitive bids, exceeded its net book value at September 30, 2004 and, accordingly, no impairment adjustment was made in the third quarter of 2004. In October 2004, substantially all of the property and equipment was sold or otherwise disposed of and the proceeds were $1.1 million.

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

     It is anticipated that product sales, if any, in the fourth quarter of 2004 will not be covered by warranty.

Impact of Equity Issuances on Operating Results

     In 2004 and 2003, our operating results have been affected by stock options previously granted to employees that were subsequently re-priced and by the amortization of deferred compensation related to stock options granted prior to September 2000 at an exercise price below their estimated fair value. These employee stock option transactions have resulted in deferred compensation, which is presented as a reduction of stockholders’ equity in our balance sheet as of December 31, 2003 and was amortized over the vesting period of the applicable options using the graded vesting method. The re-priced stock options are also required to be re-measured each quarter based on the fair market value of our common stock resulting in additional charges or credits. In the first nine months of 2004, our operating results were additionally affected by the grant of CoSine common stock to employees based on the achievement of certain Company objectives.

     The compensation associated with shares and options relating to the following transactions is required to be re-measured at the end of each accounting period. The re-measurement at the end of each accounting period will result in unpredictable charges or credits in future periods, depending on future fluctuations in the market prices of our common stock:

•	Non-recourse promissory notes receivable: During the fourth quarter of 2000, we converted full-recourse promissory notes received from employees upon the early exercise of unvested employee stock options to non-recourse obligations. Accordingly, we are required to re-measure the compensation associated with the shares underlying the promissory note until the earlier of repayment of the note or default. Deferred compensation expense, which is recorded at each re-measurement date, is amortized over the remaining vesting period of the underlying options.

•	Re-priced stock options: In November 2002, we re-priced outstanding employee stock options to purchase 1,091,453 shares of our common stock with original exercise prices ranging from $5.45 per share to $159.38 per share. These options were re-priced to $5.00 per share, which was higher than the fair market value of the underlying shares on the re-pricing date. Compensation will be re-measured for these options until they are exercised, canceled, or expire. At September 30, 2004, 210,643 stock options re-priced in November 2002 were still outstanding. The re-priced options did not have an intrinsic value at September 30, 2004 because the stock price on this date was trading below its exercise price. Deferred compensation expense, which is recorded at each re-measurement date, is amortized over the remaining vesting period of the underlying options.

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

     In the first quarter of 2004, we began a program whereby we grant employees bonuses in shares of CoSine common stock based on the achievement of certain Company objectives. At the end of each quarter, we determine whether objectives have been achieved and set the total value of the common stock grant. The number of shares to be granted is calculated the following quarter based on the fixed value of the common stock grant, as determined at quarter-end, divided by CoSine’s stock price on the grant date. Compensation expense is accrued in full in the quarter in which it is earned. No employee bonuses were earned in the second or third quarters of 2004 as the quarterly objectives were not met.

     In the second quarter of 2004, we issued to a reseller a warrant to acquire 254,489 shares of CoSine stock at an exercise price of $4.65 per share. The warrant has a two-year term beginning May 28, 2004. If during the two-year term (1) any person or entity acquires a greater than 50% interest in CoSine or the ownership or control of more than 50% of the voting stock of CoSine or (2) CoSine sells substantially all of its intellectual property assets, the warrant becomes exercisable. Even if the reseller does not immediately exercise the warrant upon the occurrence of such an event that makes the warrant exercisable (a “trigger event”), the reseller shall be entitled to securities, cash and property to which it would have been entitled to upon the consummation of the trigger event, less the aggregate price applicable to the warrant. We calculated the fair value of the warrant to be approximately $48,000 using the Black-Scholes valuation method, using a volatility factor of .97, a dividend rate of zero, a risk-free interest rate of 2.5%, an expected life of two years and a 10% probability that the warrant would be exercisable during the two-year term. The fair value of the warrant was to be amortized over the two-year expected life of the warrant. In the second quarter of 2004, we amortized approximately $2,000. In the third quarter of 2004, CoSine wrote-off the remaining balance of $46,000 of unamortized fair value of the warrant issued to a reseller. The decision to fully amortize the remaining fair value of the warrant was due to an announcement made by the reseller terminating the agreement with CoSine.

RESULTS OF OPERATIONS

     On July 29, 2004, we announced that we were exploring various strategic alternatives and that we had hired an investment bank as our financial advisor.

     On September 8, 2004, CoSine announced, in connection with its ongoing evaluation of strategic alternatives, actions to lay-off most of its employees, laying off 100 employees in September 2004 while retaining a limited team of employees to provide customer support and handle matters related to the ongoing exploration of strategic alternatives. Since September 8, 2004, the Company has taken a number of actions to reduce its operating expenses and conserve its cash. CoSine has notified its existing customers that the CoSine products are now formally discontinued and that existing customers may place “lifetime buy” orders to support their platform transition plans. The Company has written its inventory down to estimated net realizable value at September 30, 2004. The Company has taken steps to terminate contract manufacturing arrangements, contractor and consulting arrangements and facility leases. These activities will continue into the quarter ending December 31, 2004, at which time CoSine’s business will consist primarily of a customer support capability supported by a third party contractor.

     Our announcement that we have discontinued our product and our announcement regarding the retention of an investment banker as a financial advisor to assist us in assessing strategic alternatives have adversely impacted demand for our products.

Revenue

     For the three months ended September 30, 2004, revenue was $1.1 million of which 41% was from hardware sales, 2% was from software sales and 57% was from sales of services. For the three months ended September 30, 2003, revenue was $4.0 million of which 77% was from hardware sales, 2% was from software sales and 21% from sales of services. For the nine months ended September 30, 2004, revenue was $8.1 million, of which 67% was from hardware sales, 7% was from software sales and 26% was from sales of services. For the nine months ended September 30, 2003, revenue was $12.2 million, of which 80% was from hardware sales, 2% was from software sales and 18% was from sales of services.

     Revenues from customers by geographic region for the three and nine months ended September 30, 2004 and 2003, respectively, were as follows, in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Region
United States	$342	$726	$3,033	$5,396
Italy	52	71	804	92
France	350	106	1,286	481
Korea	18	1,688	1,580	1,749
Japan	50	587	664	2,855
Other EMEA	266	620	714	1,371
Other Asia/Pacific	10	226	30	300

Total	$1,088	$4,024	$8,111	$12,244

     Revenue for the three months ended September 30, 2004 decreased $2.9 million compared to the same period in 2003. Revenue for the nine months ended September 30, 2004 decreased $4.1 million compared to the same period in 2003. The decline in both periods was due to lower sales to major customers in the US and Japan, due in part to the timing of their expansion plans, and our announcements during the third quarter of 2004 regarding the retention of an investment banker as a financial advisor to assist us in assessing strategic alternatives, inability to achieve sustainable revenue growth, workforce reductions, discontinuance of the CoSine products, termination of third party manufacturing agreements, termination of contractor and consulting agreements and termination of real estate leases, all of which adversely impacted demand for our products. Because the market for network-based IP services is in the early stages of development, service provider demand for our products fluctuate as service providers were unable to further develop enterprise demand for such services and accelerate revenue growth from the sale of such services. We have additionally been unable to capture new customers to offset the loss in revenue from those existing customers due in part to concerns about our financial viability and to the relatively small size of our sales and support staff. See “Outlook” section on page 25 and “Risk Factors” section on pages 26 to 29.

     For the three months ended September 30, 2004, Transpac, Equant and Sprint accounted for 23%, 21% and 18% of our revenue, respectively. For the three months ended September 30, 2003, Smartnet, Sprint and Cable and Wireless accounted for 28%, 15% and 14% of our revenue, respectively. For the nine months ended September 30, 2004, Sprint, Infranet and Transpac accounted for 26%, 18% and 11% of our revenue, respectively. For the nine months ended September 30, 2003, Sprint, Nissho and NEC accounted for 40%, 14% and 10% of our revenue, respectively.

Non-Cash Charges Related to Equity Issuances

     During the three months ended September 30, 2004 and 2003, we recorded $0.0 million and $0.2 million, respectively, of non-cash charges related to equity issuances to cost of goods sold, operating expenses and interest expense. During the nine months ended September 30, 2004 and 2003, we recorded ($0.9) million and $0.7 million, respectively, of non-cash charges related to equity issuances to cost of goods sold, operating expenses and interest expense.

     Below is a reconciliation of non-cash charges related to equity issuances for the three and nine months ended September 30, 2004 and 2003, as presented in our statement of operations, in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Amortization of deferred compensation related to stock options granted to employees prior to our initial public offering having an exercise price below fair market value	$4	$275	$92	$1,236
Credits related to the reversal of deferred stock compensation amortization in excess of vesting for terminated employees	(21)	(147)	(185)	(802)
Amortization of deferred compensation associated with re-pricing	—	82	(1,063)	195
Bonus paid in shares of common stock		—	228	—
Amortization of charges related to warrants or stock options issued to non-employees in conjunction with lease and debt agreements and re-seller agreement	20	15	53	75

Net non-cash charges related to equity issuances	$2	$225	($875)	$704

     Under the stock bonus program we issued 43,300 shares of CoSine common stock in the second quarter of 2004, based on CoSine’s stock price on the issuance date.

Cost of Goods Sold

     For the three months ended September 30, 2004, cost of goods sold was $4.4 million, of which $3.5 million represented the write-down of inventory, $0.4 million represented costs to terminate contract manufacturing agreements, and $0.5 million represented materials, labor, production overhead, warranty and the cost of providing services. For the three months ended September 30, 2003, cost of goods sold was $1.8 million, which $1.9 million represented materials, labor, production overhead, warranty and the cost of providing services, $0.1 million represented inventory write-downs and $0.1 million represented a credit associated with the sale of written-down inventory.

     For the nine months ended September 30, 2004, cost of goods sold was $7.4 million, of which $3.9 million represents a one-time restructuring charge, $2.7 million represented materials, labor, production overhead, warranty and the cost of providing services, $0.4 million represented software royalty expense, $0.7 million represented inventory written down, offset by a $0.3 million benefit associated with the sale of previously written-down inventory. For the nine months ended September 30, 2003, cost of goods sold was $5.3 million, of which $5.6 million represented materials, labor, production overhead, warranty and the cost of providing services, $0.4 million represented charges resulting from reductions in inventory overhead capitalization rates, $0.1 represented inventory written down and $0.8 million represented a benefit associated with the sale of previously written-down inventory.

Gross Profit (Loss)

     For the three months ended September 30, 2004 and 2003, gross profit (loss) was ($3.4) million and $2.2 million, respectively. Gross profit declined from 55% to negative 308%. The decrease in gross profit is due to one-time charges of $3.9 million related to write-down of inventory and termination of contract manufacturing agreement as part of the restructuring program initiated in the quarter. Decrease in revenue resulting from the announcement to discontinue the product contributed also to the decrease in gross profit. There was no sell through of inventory previously written down in the quarter ended September 30, 2004.

     For the nine months ended September 30, 2004 and 2003, gross profit was $.7 million and $6.9 million, respectively. Gross profit decreased from 56% to 9%. One-time charges related to write-down of inventory and termination of contract manufacturing agreement accounted for the decrease. Decrease in revenue resulting from the announcement to discontinue the product contributed also to the decrease in gross profit. The sell through of inventory previously written down was $0.7 million for the nine-months ended September 30, 2004.

     The Company, in connection with its decision to discontinue its product lines, offered its existing customers “lifetime buy” orders to support their platform transition plan. We expect minimal revenue to be derived from this offer.

Customer support will be offered for a fee through a third-party contractor. We do not have sufficient information at this time to quantify the revenue to be derived from this offer.

     Future gross margins will be dependent on the sales volume of “lifetime buys” of CoSine’s product as well as the volume of customer service revenues, net of the costs of our third party support contracts. Even though the third party support contract is cancelable in 90 days, gross margins will likely continue to be negative, depending on service revenue volume.

Research and Development Expenses

     Research and development expenses were $3.7 million and $5.5 million for the three months ended September 30, 2004 and 2003, respectively, representing a decrease of $1.8 million or 33%. The decrease is due to headcount reductions and reduced project spending in 2004. Due to the September 2004 restructuring, we expect research and development costs to be approximately $0.5 million in the quarter ending December 31, 2004.

     Research and development expenses were $13.3 million and $15.9 million for the nine months ended September 30, 2004 and 2003, respectively, representing a decrease of $2.6 million for 16%. The decrease is due to a decline in headcount as well as reduced project spending in 2004.

Sales and Marketing Expenses

     Sales and marketing expenses were $3.1 million and $3.2 million for the three months ended September 30, 2004 and 2003, respectively. Due to the September 2004 restructuring, we expect sales and marketing expenses to be approximately $1.2 million in the quarter ending December 31, 2004.

     Sales and marketing expenses were $9.6 million and $10.3 million for the nine months ended September 30, 2004 and 2003, respectively, representing a decrease of $0.7 million or 7%. The decrease is due to employee attrition in 2004 and reduced travel and entertainment spending.

General and Administrative Expenses

     General and administrative expenses were $1.7 million and $1.8 million for the three months ended September 30, 2004 and 2003, respectively, representing a decrease of $0.1 million or 6%. The decrease is due to employee attrition. General and administrative expenses were $4.6 million and $5.6 million for the nine months ended September 30, 2004 and 2003, respectively, representing a decrease of $1.0 million or 18%. The decrease is due primarily to employee attrition. Due to the September 2004 restructuring, we expect general and administrative costs to be approximately $5.1 million in the quarter ending December 31, 2004, including $4.1 million paid in October, 2004 to terminate a real estate lease.

Restructuring and Impairment

September 2004 Restructuring

     In September 2004, CoSine announced actions to terminate most of its workforce, retaining a limited team of employees to provide customer support and handle matters related to the ongoing exploration of strategic alternatives. The specific actions include workforce reductions, with a charge of $2,872,000, announced discontinuance of the CoSine products, with a related charge to cost of sales of $3,466,000 to write inventory down to net realizable value and a $75,000 charge for unrecoverable royalties, and termination of third party manufacturing agreements, with a charge of $375,000. The Company also plans to terminate contractor and consulting agreements, real estate leases, and to sell or dispose of tangible assets. These activities will result in additional charges in the quarter ending December 31, 2004 (refer also to Note 8 to the Condensed Consolidated Financial Statements). As a result of the workforce reduction, 100 employees were terminated through September 30, 2004, leaving an employee population of 39. Substantially all employees will be terminated by December 31, 2004.

     Effective September 23, 2004, CoSine approved severance agreements with Stephen Goggiano, its president and chief executive officer, and Terry Gibson, its chief financial officer, covering the period of August 1, 2004 through the earlier of (i) December 31, 2004 or (ii) the termination of their respective employments due to the elimination of their respective jobs if caused by a merger, sale, acquisition, liquidation, dissolution, consolidation or similar corporate transaction, in exchange for their continued service to CoSine as it explores strategic alternatives, including a sale of the Company, a sale or licensing of products, intellectual property, or sale of individual assets or a winding-up and liquidation of the business. In exchange for their continued service during this time period, Mr. Goggiano and Mr. Gibson will each receive a retention bonus equal to 100% of their base 2004 annual salary payable on or before December 31, 2004. In addition, upon completion of these services, CoSine shall pay for the cost of Mr. Goggiano’s and Mr. Gibson’s COBRA coverage under the Company’s health plan for a period of 12 months after termination of their respective employment.

On completion of this restructuring in December 2004, the Company operations will consist primarily of a customer service capability, performed under contract by a third party contractor.

     Activity related to the September 2004 restructuring is as follows. (in thousands):

		Write-down of
	Worldwide	inventory and	Manufacturing
	workforce	prepaid	agreement
	reduction	royalty	termination	Total
September 2004 restructuring charges	$2,872	$3,541	$375	$6,788
Cash payments	(938)	—	—	(938)
Write offs	—	(3,541)	(97)	(3,638)
Provision balance at September 30, 2004	$1,934	$—	$278	$2,212

     Cosine expects to pay the remaining $2,212,000 related to the workforce reduction and manufacturing agreement termination in the fourth quarter of 2004.

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

     Activity related to the March 2003 and May 2002 restructurings for the nine months ended September 30, 2004 was as follows (in thousands):

	Worldwide	Lease
	workforce	Termination
	reduction	and other	Total
Provision balance at December 31, 2003	$48	$118	$166
Cash payments	—	(153)	(153)
Accrual adjustment	—	35	35

Provision balance at June 30, 2004	$48	$—	$48

Accrual adjustment	(10)		(10)

Provision balance at September 30, 2004	$38		$38

     CoSine expects to pay the remaining $38,000 related to the workforce reduction in 2004.

Impairment of Long-lived Assets

September 30, 2004 and June 30, 2004 Impairment

As a result of our assessment of our business, we concluded that indicators of impairment of our long-lived assets were present at September 30, 2004 and at June 30, 2004. Such indicators included ongoing operating losses, inability to achieve sustainable revenue growth, and our decision to evaluate strategic alternatives. Accordingly, we performed an impairment test of the carrying value of our long-lived assets, consisting primarily of property and equipment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Based on an undiscounted cash flow analysis, the cash flows expected to be generated by our long-lived assets during their estimated remaining useful lives were not sufficient to recover the net book value of the assets. Consequently, we obtained a valuation report outlining the estimated fair value of the assets, based on quoted market prices, from an independent appraiser and recorded an impairment charge of $2.3 million to write down the carrying value of our long-lived assets held for use to their fair values in the second quarter of 2004. At September 30, 2004, the Company obtained competitive bids from qualified prospective purchasers to determine the fair values of long-lived assets. The fair values, as indicated by competitive bids, exceeded the net book value of the long-lived assets at September 30, 2004, accordingly no adjustment was made in the third quarter of 2004.

Interest and Other Income

     For the three months ended September 30, 2004 and 2003, interest and other income was $0.1 million and $0.1 million, respectively. For the nine months ended September 30, 2004 and 2003, interest and other income was $0.3 million and $1.1 million, respectively. The decrease in interest income for both periods was primarily due to lower levels of cash and short-term investments.

Income Tax Provision (Benefit)

     For the three months ended September 30, 2004 and 2003, the provisions (benefit) for income taxes was ($9,000) and $15,000, respectively. For the nine months ended September 30, 2004 and 2003, the provisions for income taxes were $2,000 and $86,000, respectively. The decrease in income tax provisions reflects lower net income among the subsidiaries due to reduce operating activities and a tax refund related to a subsidiary. Income tax provisions are comprised entirely of foreign corporate income taxes, which are a function of our operation of subsidiaries in various countries.

Impact of Equity Issuances on Loss Per Share

     For the three months ended September 30, 2004 and 2003, we reported basic and diluted net losses per share of $1.47 and $0.84, respectively. The equity issuances to employees and suppliers increased net loss per share by $0.02 for the three months ended September 30, 2004 and increased net loss per share by $0.02 for the three months ended September 30, 2003.

     For the nine months ended September 30, 2004 and 2003, we reported basic and diluted net losses per share of $3.17 and $2.54. The effect of equity issuances to employees and suppliers decreased net loss per share by $0.09 for the nine months ended September 30, 2004 and increased net loss per share by $0.07 for the nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     Currently, we are not generating sufficient revenue to fund our operations. We expect our operating losses and net operating cash outflows to continue and do not expect to sustain or significantly increase our revenue.

     On July 29, 2004, we announced that we were exploring various strategic alternatives and that that we had hired an investment bank as our financial advisor. On September 8, 2004, we announced that we were laying-off substantially all of our employees and were discontinuing our products while continuing to evaluate strategic alternatives.Based on restructuring activities initiated in September 2004, on the costs to complete all such activities, on the significant reduction in cash usage once such activities are completed, and on the costs to extend customer support activities through December 2005, we believe that we possess sufficient liquidity and capital resources to fund our operations and working capital requirements for at least the next 12 months. See “Outlook” on page 25 and “Risk Factors” on pages 26-29, which describes strategic alternatives we are currently exploring.

     On September 8, 2004, CoSine announced, in connection with its ongoing evaluation of strategic alternatives, actions to lay-off most of its employees, retaining a limited team of employees to provide customer support and handle matters related to the ongoing exploration of strategic alternatives. Since September 8, 2004, the Company has taken a number of additional actions to reduce its operating expenses and conserve its cash. CoSine has notified its existing customers that the CoSine products are now formally discontinued and that existing customers may place “lifetime buy” orders to support their platform transition plans. The Company has written its inventory down to estimated net realizable value at September 30, 2004. The Company has taken steps to terminate contract manufacturing arrangements, contractor and consulting arrangements and facility leases. These activities will continue into the quarter ending December 31, 2004, at which time CoSine’s business will consist primarily of a customer support capability supported by a third party contractor under a contract that extends through December 31, 2005.

     The Company continues to explore strategic alternatives, including a sale of the Company, a sale or licensing of products, intellectual property, or individual assets or a winding-up and liquidation of the business. Pending the outcome of the Company’s review of strategic alternatives and any definitive decisions to close or liquidate the business, the Company will continue to prepare its financial statements on the assumption that it will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As such, the financial statements do not include any adjustments to reflect possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from any decisions made with respect to the Company’s assessment of its strategic alternatives.. If at some point the Company were to decide to pursue alternative plans, the Company may be required to present the financial statements on a different basis. As an example, if the Company were to decide to pursue a liquidation and return of capital, it would be appropriate to prepare and present financial statements on the liquidation basis of accounting, whereby assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.

     There can be no assurance that any transaction or other corporate action will result from our exploration of strategic alternatives. Further there can be no assurance concerning the type, form, structure, nature, results, timing or terms and conditions of any such potential action, even if such an action does result from this exploration.

Cash, Cash Equivalents and Short-Term Investments

     At September 30, 2004, cash, cash equivalents and short-term investments were $33.6 million. This compares with $57.8 million at December 31, 2003.

Operating Activities

     We used $23.1 million and $29.5 million of cash in operations for the nine months ended September 30, 2004 and 2003, respectively.

Investing Activities

     For the nine months ended September 30, 2004 and 2003, investing activities provided $14.7 million and $42.6 million in cash, respectively.

Financing Activities

     For the nine months ended September 30, 2004 and 2003, financing activities provided $0.1 and used $3.1 million in cash, respectively.

OUTLOOK

     Although capital spending in the telecommunications industry has begun to recover, the market for network-based IP services continues to develop slowly. We do not believe we can achieve the sustainable revenue growth necessary to survive as a stand-alone entity. On July 29, 2004, we announced that we were exploring various strategic alternatives and that we had hired an investment bank as our financial advisor. On September 8, 2004, CoSine announced, in connection with its ongoing evaluation of strategic alternatives, actions to lay-off most of its employees, retaining a limited team of employees to provide customer support and handle matters related to the ongoing exploration of strategic alternatives. Since September 8, 2004, the Company has taken a number of additional actions to reduce its operating expenses and conserve its cash. CoSine has notified its existing customers that the CoSine products are now formally discontinued and that existing customers may place “lifetime buy” orders to support their transition plans. Based on our current forecasts for future product demand, the Company has written its inventory down to estimated net realizable value at September 30, 2004. The Company has taken steps to terminate contract manufacturing arrangements, contractor and consulting arrangements and facility leases. These activities will continue into the quarter ending December 31, 2004, at which time CoSine’s business will consist primarily of a customer support capability supported by a third party contractor under a contract that extends through December 31, 2005.

     At September 30, 2004, we had $33.6 million in cash and short-term investments. Cash consumption during the quarter ended September 30, 2004 was $11.1 million. Our cash consumption for the twelve months ended September 30, 2004 was $33.3 million. Based on restructuring activities initiated in September 2004, on the costs to complete all such activities, on the significant reduction in cash usage once such activities are completed, and on the costs to extend customer support activities through December 2005, we believe that we possess sufficient liquidity and capital resources to fund our operations and working capital requirements for at least the next 12 months.

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

     We have engaged Broadview International as our financial advisor to explore various strategic alternatives to maximize our stockholder value. We are uncertain as to what strategic alternatives may be available to us or what impact any particular strategic alternative will have on our stock price if accomplished. Uncertainties and risks relating to our exploration of strategic alternatives include:

•	the exploration of strategic alternatives may disrupt our operations and distract management and cause our customers to curtail any remaining purchase plans, which could have a material adverse effect on our revenue, operating results and the market price of our common stock;

•	the process of exploring strategic alternatives may be more time consuming and expensive than we anticipate;

•	we may not be able to identify any strategic alternatives that are worth undertaking;

•	we may not be able to successfully execute or achieve the benefits of a strategic alternative recommended to us by our financial advisor; and

•	The value, if any, that may be attributed to our intellectual property.

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

     We have a number of risks and uncertainties associated with our business that may prevent the consummation of a strategic transaction, including but not limited to:

•	the discontinuance of our products;

•	the effects of the current economic environment on us and on any potential acquirer;

•	the dilutive effect of our business to a potential acquirer; and

•	the value, if any, that may be attributed to our intellectual property..

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

Our customers may sue us because we have announced the discontinuance of our products and may not meet all our contractual commitments.

     Certain of our customer contracts contain provisions relating to the availability of products, spare parts and services for periods up to ten years. We are in discussions with our customers and are jointly developing alternative plans but our customers may choose to sue us for breach of contract.

We have a history of losses that we expect will continue, and if we do not achieve profitability we may cease operations.

     At September 30, 2004, we had an accumulated deficit of $510 million. We have incurred net losses since our incorporation. It is unlikely at this date that we will generate sufficient revenue to become profitable. At September 30, 2004, we had $33.6 million in cash and short-term investments. Cash consumption for the nine months ended September 30, 2004 was $24.1 million. If we do not achieve profitability and are unable to obtain additional financing, we may run out of cash and cease operations.

The market for managed network-based IP services is still in the early stages of growth. As a result, strategic alternatives may not be available to us.

     The market for managed network-based IP services is still in the early stages of growth. We believe that the market for these services will grow, but the timing of this growth is linked to the development of this market by service providers and the growth of enterprise demand. Until the market develops further, demand may not increase significantly and may continue to fluctuate. Due to this uncertainty, strategic alternatives may not be available to us, as a result of which the trading price of our common stock could decline.

The outlook for capital spending in the telecommunications industry directly impacts the strategic alternatives that may be available to us.

     Capital expenditures within the telecommunications industry have experienced a significant downturn since 2001. Capital spending in the industry as a whole has slowed as a result of a lack of available capital for many emerging service providers and a generally cautious approach to capital spending within the industry.

     While the industry in general appears to be recovering, the market for network-based IP services continues to develop slowly. Until the market develops further, demand for network-based IP services may not increase significantly, limiting the strategic alternatives available to us and thereby causing our stock price to decline.

Our IP Service Delivery Platform was our only product line, and the availability of strategic alternatives may depend on its on its perceived value in the telecommunications industry

     Our IP Service Delivery Platform, which is comprised of hardware and software, was the only product line that we offered to our customers and has been discontinued. We have no plans to offer any other product line. If the telecommunications industry does not value our intellectual property, our strategic alternatives will be adversely impacted.

If our products contain defects, we may be subject to significant liability claims from our customers, distribution partners and the end-users of our products and incur significant unexpected expenses and lost sales.

     Our products are technically complex and can be adequately tested only when put to full use in large and diverse networks with high amounts of traffic. They have in the past contained, and may in the future contain, undetected or unresolved errors or defects. Despite extensive testing, errors, defects or failures may be found in our current or future products or enhancements after commencement of commercial shipments. If this happens, we may experience product returns, injury to our reputation, increased service and warranty costs, any of which could have a material adverse effect on our business, financial condition and results of operations. Moreover, because our products are designed to provide critical communications services, we may receive significant liability claims. We attempt to include in our agreements with customers and distribution partners provisions intended to limit our exposure to liability claims. However, our customers and distribution partners may not be willing to agree to such provisions, and in any event such provisions may not be effective in any or all cases or under any or all scenarios, and they may not preclude all potential claims resulting from a defect in one of our products or from a defect related to the installation or operation of one of our products. Although we maintain product liability and errors and omissions insurance covering certain damages arising from implementation and use of our products, our insurance may not cover all claims sought against us. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. As a result, any such claims, whether or not successful, could seriously damage our reputation and our business.

Because the markets in which we compete are prone to rapid technological change and the adoption of standards different from those that we use, our products could become obsolete adversely impacting strategic alternatives available to us.

     The market for managed network-based IP services is prone to rapid technological change, the adoption of new standards, frequent new product introductions and changes in customer and end-user requirements. The introduction of new products or technologies by competitors, or the emergence of new industry standards, could render our intellectual property obsolete adversely impacting strategic alternatives available to us.

If necessary licenses of third-party technology are terminated or become unavailable or too expensive, we may be unable to consummate an acceptable strategic alternative.

     We license from third-party suppliers certain software applications incorporated in our IP Service Delivery Platform. Our inability to renew or obtain any third party license that we need could require us to obtain substitute technology at a lower quality and higher cost. These outcomes could seriously impair our ability to consummate an acceptable strategic alternative.

If we are unable to protect our intellectual property rights, acceptable strategic alternatives may not be available to us.

     We rely on a combination of copyright, trademark, patent and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology. If we are unable to protect our intellectual property rights, the value of our intellectual property may be impaired, adversely impacting our ability to consummate acceptable strategic alternatives.

If we become involved in an intellectual property dispute, we could be subject to significant liability, the time and attention of our management could be diverted from pursuing strategic alternatives.

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

     A sensitivity analysis was performed on our investment portfolio as of September 30, 2004 based on a modeling technique that measures hypothetical fair market value changes that would result from a parallel shift in the yield curve of plus or minus 100 basis points. Based on this analysis, a hypothetical 100 basis point increase or decrease in interest rates would result in a $90,000 decrease or increase, respectively, in the fair value of our investments in debt securities as of September 30, 2004.

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

Changes in Internal Controls. There has been no change in our internal control over financial reporting during the fiscal quarter ending September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     Although we terminated most of our workforce and reorganized our finance group as a result of resignations and lay-offs of personnel in the finance staff during the fiscal quarter ending September 30, 2004, which significantly affected the Company’s level of staffing for functions related to the internal controls for financial reporting, there have been no significant changes in the nature of the internal control procedures or the manner in which transactions are recorded, classified, and summarized in the preparation of interim financial information as compared to the internal control and accounting systems in effect during the preceding fiscal year, the preceding quarter, and the corresponding quarter of the preceding year. We believe that the reduction in and reorganization of our finance staff has not resulted in any significant deficiencies or material weaknesses in the design or operation of internal control over financial reporting due to:

     • a corresponding and concurrent reduction in the number of routine financial transactions reflecting workforce reductions, discontinuance of our products, and the general decline in the volume of business we are experiencing,; and

     • the retention of experienced finance personnel who are responsible for the accounting related to the more complex transactions including, restructuring charges, termination of third party manufacturing agreements, termination of contractor and consulting agreements and termination of real estate leases as well as financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	On September 25, 2000, in connection with our initial public offering, a Registration Statement on Form S-1 (File No. 333-35938) was declared effective by the Securities and Exchange Commission, pursuant to which 1,150,000 shares of our common stock were offered and sold for our account at a price of $230 per share, generating gross offering proceeds of $264.5 million. The managing underwriters were Goldman, Sachs & Co., Chase Securities Inc., Robertson Stephens, Inc. and JP Morgan Securities Inc. Our initial public offering closed on September 29, 2000. The net proceeds of the initial public offering were approximately $242.5 million after deducting approximately $18.5 million of underwriting discounts and approximately $3.5 million of other offering expenses.

We did not pay directly or indirectly any of the underwriting discounts or other related expenses of the initial public offering to any of our directors or officers, any person owning 10% or more of any class of our equity securities, or any of our affiliates.

We have used approximately $204 million of the funds from the initial public offering to fund our operations. We expect to use the remaining net proceeds for general corporate purposes, to fund our operations, working capital and capital expenditures. Pending further use of the net proceeds, we have invested them in short-term, interest-bearing, investment-grade securities.

(c)	The following table provides information about purchases by the Company during the quarter ended September 30, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total number of Shares	Maximum Number of
	Total Number of		that Purchased as Part	Shares that May Yet be
	Shares	Average Price	of Publicly Announced	Purchased Under the
	Purchased	Paid per Share	Plans	Plans
July 1, 2004 - July 31, 2004	150	$210.00	not applicable	not applicable
August 1, 2004 - August 31, 2004	6,280	20.79	not applicable	not applicable
September 1, 2004 - September 30, 2004	158,086	42.65	not applicable	not applicable
Total	164,516	$273.44

     Under our 1997 Plan, we are authorized to repurchase shares of our common stock that were previously issued pursuant to the exercise of stock options granted under the 1997 Plan. Such common stock is reacquired by us privately pursuant to repurchase rights contained in restricted stock purchase agreements or pursuant to optionee defaults on non-recourse promissory notes issued in connection with the exercise of such options. All shares repurchased in the second quarter of 2004 were reacquired pursuant to optionee defaults on promissory notes and were therefore non-cash. As of the date of this report, 149,539 outstanding shares remain subject to the foregoing repurchase right.

ITEM 5. OTHER INFORMATION

               Our former independent auditor, Ernst & Young LLP (E&Y), recently notified the Securities and Exchange Commission (SEC), the Public Company Accounting Oversight Board, and the Company’s Audit Committee that, during 2001 and 2002, E&Y’s China-based affiliate effected payments of certain taxes on the Company’s behalf related to our employees located in China, using our funds. Such handling of the Company’s funds is not permitted under SEC auditor independence rules. The Company ceased using E&Y to provide these services during 2002, and has concluded that both the amount of the tax payments made on our behalf by E&Y and the fees paid to E&Y’s affiliate in China in connection with these services were de minimis.

               The Audit Committee and E&Y discussed E&Y’s independence for its 2001, 2002 and 2003 audits with respect to the Company in light of the foregoing facts. The Audit Committee and E&Y do not believe that, in the circumstances, E&Y’s handling of the Company’s funds impaired E&Y’s independence with respect to E&Y’s audits of the Company’s consolidated financial statements. Further, the Company, based on its own review, is not aware of any other services that may have compromised E&Y’s independence in performing audit services for the Company.

ITEM 6. EXHIBITS

          Exhibit Index on page 33.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSINE COMMUNICATIONS, INC.

	By:	/s/ Terry Gibson

Terry Gibson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: November 15, 2004

EXHIBIT INDEX

Exhibit Number	Description
10.1	Form of Severance Agreement extended to Stephen Goggiano, President and Chief Executive Officer of CoSine Communications, Inc., and Terry Gibson, Chief Financial Officer of CoSine Communications, Inc., as of September 23, 2004

10.2	Statement of Work between CoSine Communications and Wipro Limited, dated October 14, 2004

31.1	Certification of Stephen Goggiano, President and Chief Executive Officer of CoSine Communications, Inc., pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Terry Gibson, Executive Vice President and Chief Financial Officer of CoSine Communications, Inc., pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Stephen Goggiano, President and Chief Executive Officer of CoSine Communications, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Terry Gibson, Executive Vice President and Chief Financial Officer of CoSine Communications, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002