Form 10-K
period 2004-12-31
COSINE COMMUNICATIONS INC
filed 2005-03-31
CIK 1060824

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
Commission File Number 000-30715
CoSine Communications, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-3280301
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

560 South Winchester Blvd. San Jose, CA (Address of principal executive offices)	95128 (Zip Code)
Registrant’s telephone number including area code:
(408) 236-7518
Securities Registered Pursuant to Section 12(b) of the Act:
None
Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, $.0001 Par Value
(Title of each class)
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      The aggregate market value of the Common Stock held by non-affiliates of the Registrant (based on the closing price for the Common Stock on the Nasdaq National Market on March 15, 2005) was approximately $12,291,000. Shares of stock held by officers, directors and 5 percent or more stockholders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
      As of March 19, 2005, there were 10,159,790 shares of the Registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Not applicable

COSINE COMMUNICATIONS, INC.
FORM 10-K
Year Ended December 31, 2004

SAFE HARBOR STATEMENT UNDER
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
      This annual report on Form 10-K contains forward-looking statements. We use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend” and similar expressions to identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the continued downturn in the telecommunications industry and slow development of the market for network-based IP services, failure to achieve revenue growth and profitability, product development, commercialization and technology difficulties, manufacturing costs, the impact of competitive products, pricing, changing customer requirements, timely availability and acceptance of new products, and changes in economic conditions in the various markets that we serve, all as are discussed in more detail in the section entitled “Risk Factors” on pages 31 to 35 of this report, as well as the other risk factors discussed in that section. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents that we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we file in fiscal year 2005.

PART I

Item 1.	Business
OVERVIEW
      CoSine Communications, Inc. (CoSine) was incorporated in California on April 14, 1997 and in August 2000 was reincorporated in the State of Delaware.
      Prior to and during the period ended September 30, 2004, we developed, marketed and sold a communications platform referred to as our IP Service Delivery Platform. Our product was designed to enable network service providers to rapidly deliver a portfolio of communication services to business and consumer customers. We marketed our IP Service Delivery Platform through our direct sales force and through resellers to network service providers in Asia, Europe and North America. We provided, and after a proposed merger with Tut Systems, Inc., Tut Systems, Inc. will continue to provide, customer service and support for our products through our support partner until December 31, 2005.
      Even during this period, the market for our IP Service Delivery Platform was still in the early stages of development, and the volume and timing of orders were difficult to predict. A customer’s decision to purchase our platform typically involved a significant commitment of its resources and a lengthy evaluation, testing and product qualification process. The long sales cycle and the timing of our customers’ rollout of services made possible by our platform, which affected repeat business, caused our revenue and operating results to vary significantly and unexpectedly from quarter to quarter and constrained our ability to secure new customers. We have not generated sufficient revenue to fund our operations and have been unable to increase our revenue in order to reduce our cash consumption and remain a viable and competitive supplier.
      On July 29, 2004, we announced that we were exploring various strategic alternatives and that we had hired an investment bank as our financial advisor, which had been first retained in May 2003.
      On September 8, 2004, we announced, in connection with our ongoing evaluation of strategic alternatives, that we had initiated actions to lay-off most of our employees, retaining a limited team of employees to provide customer support and handle matters related to the ongoing exploration of strategic alternatives. Subsequent to September 8, 2004, we have taken a number of actions to reduce our operating expenses and conserve our cash. We have notified our existing customers that the CoSine products have been formally discontinued and offered existing customers the opportunity to place “lifetime buy” orders to support their platform transition plans. We wrote our inventory down to estimated net realizable value at September 30, 2004 and December 31, 2004. We have terminated contract manufacturing arrangements, contractor and consulting arrangements and various facility leases.
      On October 28, 2004, we announced that we signed an agreement for early termination of our lease for our headquarters facility in Redwood City, California. Pursuant to the agreement, the lease was terminated on December 31, 2004.
      During the quarter ended December 31, 2004, we continued the actions initiated and announced in September 2004. Such actions included the termination of substantially all remaining employees, negotiation of transition support plans for our customers, termination of a facility lease in Japan, and termination of supplier, contractor and consulting agreements, as well as the initiation of liquidation procedures for certain of our foreign operations. We also completed the sale, scrap or write-off of our remaining inventory, property and equipment.
      As a result of these activities, as of December 31, 2004, our business consisted primarily of a customer support capability provided by a third party through December 31, 2005.
      Throughout the quarter ended December 31, 2004, we also continued to explore strategic alternatives, including a sale of the company, a sale or licensing of products, intellectual property, or individual assets or a winding-up and liquidation of the business. On January 7, 2005, we announced an agreement to be acquired by Tut Systems, Inc. in a stock-for-stock transaction valued at approximately $24.1 million. The merger is subject to shareholder approval and normal closing conditions. Should such transaction not be completed, we will continue to support our existing customers through December 2005 through our transition support programs. We will also continue to explore strategic alternatives, which could include a liquidation of the Company and return of capital to shareholders.
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
THE COSINE COMMUNICATIONS SOLUTION
      We believe our IP Service Delivery Platform provided a solution that was designed to allow service providers to build intelligent data networks and deliver a variety of applications to their end-users. Intelligent data networks are those designed to deliver applications from within a network without the need for specialized CPE. Our IP Service Delivery Platform, which was designed to deliver applications to thousands of subscribers simultaneously, consisted of hardware elements: a chassis, including our IPSX 9500 and IPSX 3500 Service Processing Switches, and sub-systems known as our IPSGs; and software components consisting of our InVision and InGage software.

STRATEGY
      Our objective was to become the leading supplier of carrier network equipment designed to deliver profitable applications and services seamlessly from within a service provider’s network. However, we were unable to generate sufficient revenue to fund our operations or to increase our revenue in order to reduce our cash consumption and remain a viable and competitive supplier. As a result, after extensive exploration of strategic alternatives, including a sale of the Company, a sale or licensing of products, intellectual property, or individual assets or a winding-up and liquidation of the business, we announced on January 7, 2005 an agreement to be acquired by Tut Systems, Inc. in a stock-for-stock transaction valued at approximately $24.1 million. This transaction is subject to shareholder approval and normal closing conditions. Should such transaction not be completed, we will continue to support our existing customers through December 2005 through our transition support programs. We will also continue to explore strategic alternatives, which could include a liquidation of the Company and return of capital to shareholders.
PRODUCTS AND TECHNOLOGY
      Prior to our announcement on September 8, 2004, our objective was to become the leading supplier of carrier network equipment designed to deliver profitable applications and services seamlessly from within a service provider’s network. Our IP Service Delivery Platform provided a solution that was designed to allow service providers to build intelligent data networks and deliver a variety of applications to their end-users. Intelligent data networks are those designed to deliver applications from within a network without the need for specialized CPE. Our IP Service Delivery Platform, which was designed to deliver applications to thousands of subscribers simultaneously, consisted of hardware elements: a chassis, including our IPSX 9500 and IPSX 3500 Service Processing Switches, and sub-systems known as our IPSGs; and software components consisting of our InVision and InGage software.
CUSTOMERS
      During the year ended December 31, 2004, we recognized revenue from 32 customers, of which Sprint, Infranet and NEC Corporation accounted for 24%, 15% and 14% of our revenue, respectively. Geographically, our revenue was distributed as follows: North America 35%, Asia/ Pacific 34% and Europe 31% (See Note 1 of the Notes to the Consolidated Financial Statements). A small number of customers account for a substantial portion of our revenues, and the loss of any one customer could have had a material impact on our results of operations. Currently, our business consists primarily of a customer service capability operated under contract by a third party.
SALES AND MARKETING
      With our announcement on September 8, 2004 that we were laying off all employees, we have ceased all sales and marketing activities, other than to offer existing customers transition support services through December 2005. At December 31, 2004, we have no employees in sales and marketing. Prior to September 8, 2004, we devoted a significant portion of our sales and marketing resources to customer evaluations and trials. The extensive capabilities of our IP Service Delivery Platform, the complexity of the networks in which it is installed and the stability and performance requirements of our customers frequently result in extended test and trial periods. Because of the complex nature of the testing process for our products and the equipment required, we often assist prospective customers with test and trial initiatives in order to facilitate their purchase decisions for our products. These evaluations and trials generally last between three and 12 months, depending on the size and complexity of the customer’s planned deployment of the CoSine platform. Trials and evaluations consisted of, but were not limited to, the following:

•	Customer visits to our sales laboratory in Redwood City, California;

•	Laboratory visits and trials with our systems that are shipped to customers’ laboratory sites and/or customer network points of presence for field testing; and

•	Field trials with multiple CoSine systems provided for large carriers to validate our platform in the prospective customer’s global network.
      Evaluations and trials generally lasted longer for larger carriers who had more extensive networks, due to the rigorous testing they typically performed and the complexity of integrating any new technology into a large network. In general, field evaluations also lasted significantly longer than laboratory visits and involved greater support from our sales and services personnel.
Direct Sales
      Our direct sales organization was divided into three regions — North America, Asia Pacific and Europe — and concentrates on network service providers offering IP-based services. Account managers focused on selling to large individual customers and to select high-end resellers that specialize in offering solutions to the carrier market. Account managers worked with our customer services organization and our systems engineering group to provide customers with network design and build-out proposals. As part of our direct sales model, we used our field sales, engineering and executive personnel to establish multiple contacts within a potential customer’s business organization. With our announcement on September 8, 2004 that we were laying off all employees, we have ceased all direct sales activities.
CUSTOMER SERVICE AND SUPPORT
      With our announcement on September 8, 2004 that we were laying off all employees, we have ceased marketing our customer service and support to new customers. In connection with our decision to discontinue our products, we offered our existing customers transition support services through December 2005. These services are performed by a third party contractor. Prior to September 8, 2004, customer service and support played a key role in ensuring our customers’ success in using the IP Service Delivery Platform. The goal of our service organization was to assist service providers to generate sustainable new revenue in a short period of time. We sought to achieve this goal by providing a comprehensive set of service offerings starting with network architecture, design and installation, through product support. Our support offerings included hardware and software warranty services, access to our technical assistance center, on-site network engineers and technical information and assistance.
      At December 31, 2004, we have no employees in customer service and support. Our service and support operations are conducted by a third party contractor.
RESEARCH AND DEVELOPMENT
      With our announcement on September 8, 2004 that we were laying off all employees, we have ceased all research and development activities, other than to offer our existing customers transition support services, as provided by a third party contractor. At December 31, 2004, we have no employees in research and development.
      Our research and development expenses, including non-cash charges related to equity issuances, totaled $15.1 million, $21.8 million and $32.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

MANUFACTURING
      With our announcement on September 8, 2004 that we were laying off all employees and discontinuing our products, we took steps to cease all manufacturing activities. These steps included offering our existing customers a “last time buy”, terminating all contract manufacture and supply agreements, offering our remaining inventory for sale, scrapping unsold inventory and terminating our operations employees and contractors. These efforts were completed by December 31, 2004.
      Prior to September 8, 2004, we outsourced the manufacture of our IPSG, interface modules and chassis to two contract manufacturers. Our primary contract manufacturer — Solectron Corporation — procured raw materials, assembled our printed circuit boards, and built and tested the IPSGs and interface configurations used in our products. Raw materials consisted of electronic components from various manufacturers. Prior to our making new products generally available to customers, we occasionally purchased electronic components directly from manufacturers and then transferred the components to Solectron for assembly and test into finished products. Sonic Manufacturing Corporation procured raw materials and assembled and tested all chassis used in our products. The IPSGs, interface modules and chassis assemblies were delivered to our Redwood City, California facility, where we performed system build, system test, packing and shipment. Our contract manufacturers produced our products within 30 miles of our Redwood City facility. All contract manufacturing was done pursuant to a rolling 4-quarter forecast submitted by us.
      At December 31, 2004, we had no employees in our manufacturing operations group.
BACKLOG
      With our announcement on September 8, 2004 that we were laying off all employees, we have ceased all sales and marketing activities, other than to offer existing customers a “last time buy” on our products and offer transition support services through December 2005.
      Our backlog includes purchase orders from customers with approved credit status, representing products and services we plan to deliver within 12 months, plus our current balance of deferred revenue. At December 31, 2004 we had no backlog. At December 31, 2003 and 2002, our backlog totaled $3.5 million and $1.4 million, respectively.
COMPETITION
      The networking equipment business is extremely competitive, with numerous vendors offering products that enhance the functionality of a service provider’s network. Because our IP Service Delivery Platform enables a broad suite of services, our capabilities placed us in direct competition with a variety of networking equipment vendors who could offer specific products each addressing some of a service provider’s needs.
      In specific service areas, our competitors include Alcatel, Cisco, Lucent, Nortel, Siemens, Redback and Juniper. Our competitors market and sell products that offer VPN and firewall capabilities. These competitors and other new entrants are developing new infrastructure solutions for use within a service provider’s network. In general, we saw increased competition from suppliers of conventional routers who were attempting to offer value-added services at the network edge.
      We also compete with companies that provide traditional enterprise products, because our IP Service Delivery Platform may reduce the need for these products. These companies included SonicWall and NetScreen for firewalls, Avaya and Cisco for IPSec VPN encryption and Arbor Networks for DoS mitigation. Many of our competitors, particularly those that are large public companies, have substantially greater financial, marketing and development resources. Many of them have existing relationships with network service providers, which will make it more difficult for us to sell our products to those service providers.

      We believe that the principal areas of competition in these markets are product performance, reliability, expandability and cost-effectiveness. We believe that to be competitive in these markets, we had to deliver products that:

•	provided extremely high network reliability;

•	provided high performance;

•	scaled easily and efficiently through service virtualization and unparalleled service processing capability;

•	operated with existing network designs and equipment vendors;

•	reduced the complexity of the network by decreasing the need for multiple layers of equipment;

•	provided a cost-effective solution for service providers; and

•	were supported by responsive customer service and support.
      We believe that positive factors pertaining to our competitive position included our technology, the expertise of our research and development personnel, our service and support organization and our intellectual property rights. We believe that negative factors pertaining to our competitive position include long-standing relationships of our competitors with key target customers and the fact that some of our competitors had substantial financial resources available to promote sales of their products and to develop products more directly competitive with ours.
INTELLECTUAL PROPERTY
      Our IPNOS, InVision and InGage software were developed internally and are protected by United States and foreign copyright laws. Our IP Service Delivery Platform system architecture and hardware were developed internally, and we own rights to the core interfaces and protocols between subsystems, which are the subject of pending United States patent applications. As of February 22, 2005, we have a total of 24 patent applications pending in the United States relating to the design of our products, two PCT patent applications pending and a patent application pending in each of Japan and the European Union.
      We have relied on copyright, patent, trade secret and trademark law to protect our intellectual property. As our business now consists primarily of a customer service capability operated under contract by a third party, we are now unable to make new product developments and frequent product enhancements that are essential to maintain the value, if any, of our intellectual property.
      We continue to license software from network software application companies for integration into our IP Service Delivery Platform necessary to offer our existing customers transition support services through December 2005. These licenses are terminable after a specified period or upon the occurrence of specified events. If one or more of these licenses are terminated, we may need to locate and incorporate alternative software providing comparable services.
EMPLOYEES
      On September 8, 2004, we announced, in connection with our ongoing evaluation of strategic alternatives, that we had initiated actions to lay-off most of our employees, retaining a limited team of employees to provide customer support and handle matters related to the ongoing exploration of strategic alternatives. Since September 8, 2004, we have taken a number of actions to reduce our operating expenses and conserve our cash and have laid-off substantially all of our employees.
      As a result of these activities, as of December 31, 2004, CoSine had 8 employees, all of whom were terminated in January 2005. Cosine’s two executive officers became independent contractors effective January 1, 2005. Stephen Goggiano served as our Chief Executive Officer until his death on January 14, 2005.

Terry Gibson served and continues to serve as our Chief Financial Officer and Secretary. On January 16, 2005, Mr. Gibson was also appointed as our Chief Executive Officer.
EXECUTIVE OFFICER OF THE REGISTRANT
      The name of our executive officer and his age, title and biography as of March 18, 2005 appears below.

Name	Age	Position

Terry Gibson	51	Chief Executive Officer, Chief Financial Officer and Secretary
      Terry Gibson has served as our Chief Executive Officer since January 16, 2005 and as our Executive Vice President and Chief Financial Officer since joining CoSine in January 2002. Prior to joining us, Mr. Gibson served as Chief Financial Officer of Calient Networks, Inc. from May 2000 through December 2001. He served as Chief Financial Officer of Ramp Networks, Inc. from March 1999 to May 2000 and as Chief Financial Officer of GaSonics, International from June 1996 through March 1999. He also served as Vice President and Corporate Controller of Lam Research Corporation from February 1991 through June 1996. Mr. Gibson holds a B.S. in Accounting from the University of Santa Clara.
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

Item 2.	Properties
      We lease approximately 300 square feet of office space in San Jose, California under a month-to-month operating lease. We have terminated, or are in the process of terminating, all our sales office leases.

Item 3.	Legal Proceedings
      On November 15, 2001, we, along with certain of our officers and directors, were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now captioned In re CoSine Communications, Inc. Initial Public Offering Securities Litigation, Case No. 01 CV 10105. The complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering. The complaint brings claims for the violation of several provisions of the federal securities laws against those underwriters, and also against us and each of the directors and officers who signed the registration statement relating to the initial public offering. The plaintiffs seek unspecified monetary damages and other relief. Similar lawsuits concerning more than 300 other companies’ initial public offerings were filed during 2001, and this lawsuit is being coordinated with those actions in the Southern District of New York before Judge Shira A. Scheindlin.
      On or about July 1, 2002 an omnibus motion to dismiss was filed in the coordinated litigation on behalf of the issuer defendants, of which we and our named officer and directors are a part, on common pleading issues. In October 2002, pursuant to stipulation by the parties, the Court entered an order dismissing our named officers and directors from the action without prejudice. On February 19, 2003, the Court dismissed the Section 10(b) and Rule 10b-5 claims against us but did not dismiss the Section 11 claims against us.

      In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the court for approval. The terms of the settlement, if approved, would dismiss and release all claims against the participating defendants (including us). In exchange for this dismissal, D&O insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. The settlement is subject to a number of conditions, including court approval, which cannot be assured. If the settlement is not consummated, we intend to defend the lawsuit vigorously. However, we cannot predict its outcome with certainty. If we are not successful in our defense of this lawsuit, we could be forced to make significant payments to the plaintiffs and their lawyers, and such payments could have a material adverse effect on our business, financial condition and results of operations if not covered by our insurance carrier. Even if these claims are not successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business, results of operations and financial position.
      On January 18, 2005, we, along with our officers and directors, were named as defendants in a securities class action lawsuit filed in San Mateo County Superior Court. The suit requests that the acquisition of CoSine by Tut Systems, Inc be enjoined due to alleged self-dealing and breach of fiduciary duties by our officers and directors. We do not believe that the allegations contained in the complaint have merit and we intend to vigorously defend against such claims. An unfavorable resolution of this litigation could have a material adverse effect on the proposed merger with Tut Systems, Inc.
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
      On December 16, 2004, we held our Annual Meeting of Stockholders at which we recommended the election of Stephen Goggiano and R. David Spreng as Class I directors for a term expiring in 2007 and the ratification of Burr, Pilger & Mayer LLP as our independent registered public accounting firm for the 2004 fiscal year. The results of each matter voted upon are as follows:

Election of Stephen Goggiano and R. David Spreng as Class I directors for a term expiring in 2007:

Nominee	Votes For	Withheld

Stephen Goggiano	9,638,914	132,898
R. David Spreng	9,533,088	238,724

Ratification of Burr, Pilger & Mayer LLP as our independent registered public accounting firm for the 2004 fiscal year:

Votes For	Against	Withheld

9,755,954	6,659	9,199
PART II

Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters
      Our common stock has been traded on the Nasdaq National Market under the symbol COSN since our initial public offering in September 2000. Prior to that time there was no public market for our common stock. According to the records of our transfer agent, at March 15, 2005 we had approximately 237 shareholders of record. At that date there were approximately 5,937 beneficial owners of our common stock.

      The following table sets forth the high and low sales price of our common stock in the years ended December 31, 2004 and 2003.

	High	Low

2004
First quarter	$10.33	$6.05
Second quarter	$6.48	$3.98
Third quarter	$4.51	$2.83
Fourth quarter	$3.30	$2.60
2003
First quarter	$5.98	$4.23
Second quarter	$6.50	$4.21
Third quarter	$7.07	$5.50
Fourth quarter	$8.11	$6.14
Dividend Policy
      To date we have not declared or paid any cash dividends on our common stock. Our current policy is to retain future earnings, if any, for use in the operations, and we do not anticipate paying any cash dividends in the foreseeable future.
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
      We have used approximately $218 million of the funds from the initial public offering to fund our operations. We expect to use the remaining net proceeds for general corporate purposes, including funding our operations, our working capital needs and capital expenditures. Pending further use of the net proceeds, we have invested them in short-term, interest-bearing, investment-grade securities.

Item 6.	Selected Financial Data
      The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes. The selected consolidated statements of operations data for the years ended December 31, 2004, 2003 and 2002 and the selected consolidated balance sheet data as of December 31, 2004 and 2003, are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the fiscal years ended prior to December 31, 2002, and the selected consolidated balance sheet data prior to December 31, 2003, are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The historical results presented below are not necessarily indicative of future results.

	Year Ended December 31

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$9,675	$14,621	$23,632	$34,293	$31,107
Cost of revenue	7,086	6,765	13,807	30,214	23,926

Gross profit	2,589	7,856	9,825	4,079	7,181

Operating expenses:
Research and development	15,078	21,756	32,396	66,091	91,180
Sales and marketing	10,052	13,808	28,271	60,000	53,625
General and administrative	6,064	7,226	10,959	23,525	24,441
Restructuring and impairment charges	8,909	336	34,538	8,991	—

Total operating expenses	40,103	43,126	106,164	158,607	169,246

Loss from operations	(37,514)	(35,270)	(96,339)	(154,528)	(162,065)

Other income (expense):
Interest income	489	1,296	3,535	11,086	8,060
Interest expense	(3)	(224)	(966)	(1,675)	(1,866)
Other	(276)	(447)	313	(299)	9

Total other income	210	625	2,882	9,112	6,203

Loss before income tax provision	(37,304)	(34,645)	(93,457)	(145,416)	(155,862)
Income tax provision	33	287	509	837	264

Net loss	(37,337)	(34,932)	(93,966)	(146,253)	(156,126)
Deemed dividend to series D preferred stockholders		—	—	—	(2,500)

Net loss allocable to common stockholders	$(37,337)	$(34,932)	$(93,966)	$(146,253)	$(158,626)

Basic and diluted net loss per common share	$(3.70)	$(3.57)	$(9.72)	$(15.09)	$(52.27)

Shares used in computing basic and diluted net loss per common share	10,082	9,791	9,670	9,695	3,035

	December 31

	2004	2003	2002	2001	2000

	(In thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$24,913	$57,752	$101,467	$164,878	$288,282
Working capital	23,214	59,705	91,868	163,424	283,027
Total assets	27,823	73,426	119,561	221,203	353,928
Working capital loans	—	—	131	1,992	4,541
Accrued rent	—	2,078	2,069	2,556	2,154
Long-term capital lease obligations	—	—	—	1,905	5,391
Other long-term liabilities	—	—	—	11	132
Total stockholders’ equity	23,364	61,174	93,481	187,065	304,763

Quarterly financial information (unaudited):

	2003				2004

	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter(1)	Quarter(1)

	(In thousands, except per share data)
Revenue	$2,206	$6,014	$4,024	$2,377	$4,455	$2,568	$1,088	$1,564
Gross profit (loss)	715	2,822	1,798	1,430	2,958	1,133	(3,353)	1,851
Net loss	(8,864)	(7,716)	(8,184)	(10,168)	(7,385)	(9,706)	(14,619)	(5,627)
Basic and diluted net loss per share	$(0.91)	$(0.79)	$(0.84)	$(1.03)	$(0.74)	$(0.96)	$(1.47)	$(0.53)

(1)	Includes restructuring and impairment charges of $6.8 million in the third quarter of 2004 and $3.7 million in the fourth quarter of 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
      Prior to and during the period ended September 30, 2004, CoSine developed, marketed and sold a communications platform referred to as its IP Service Delivery Platform. CoSine’s product was designed to enable network service providers to rapidly deliver a portfolio of communication services to business and consumer customers. CoSine marketed its IP Service Delivery Platform through our direct sales force and through resellers to network service providers in Asia, Europe and North America. CoSine provided, and after the merger will continue to provide, customer service and support for its products through its support partner.
      Even during this period, the market for CoSine’s IP Service Delivery Platform was still in the early stages of development, and the volume and timing of orders were difficult to predict. A customer’s decision to purchase CoSine’s platform typically involved a significant commitment of its resources and a lengthy evaluation, testing and product qualification process. The long sales cycle and the timing of CoSine’s customers’ rollout of services made possible by CoSine’s platform, which affected repeat business, caused CoSine’s revenue and operating results to vary significantly and unexpectedly from quarter to quarter and constrained CoSine’s ability to secure new customers. CoSine has not generated sufficient revenue to fund its operations and has been unable to increase its revenue in the near term in order to reduce its cash consumption and remain a viable and competitive supplier.
      On July 29, 2004, CoSine announced that it was exploring various strategic alternatives and that CoSine had hired an investment bank as its financial advisor, which had been first retained in May 2003.
      On September 8, 2004, CoSine announced, in connection with its ongoing evaluation of strategic alternatives, that it had initiated actions to lay-off most of its employees, retaining a limited team of employees to provide customer support and handle matters related to the ongoing exploration of strategic alternatives. Since September 8, 2004, the Company has taken a number of actions to reduce its operating expenses and conserve its cash. CoSine has notified its existing customers that the CoSine products have been formally discontinued and offered existing customers the option to place “lifetime buy” orders to support their platform transition plans. The company has written its inventory down to estimated net realizable value at September 30, 2004. CoSine has terminated contract manufacturing arrangements, contractor and consulting arrangements and facility leases.
      On October 28, 2004, CoSine announced that it signed an agreement for early termination of its lease for its headquarters facility in Redwood City, California. Pursuant to the agreement, the lease was terminated on December 31, 2004.
      During the quarter ended December 31, 2004, we continued the actions initiated and announced in September 2004. Such actions included the termination of the remaining employees, negotiation of transition support plans for our customers, termination of a facility lease in Japan, and termination of supplier, contractor and consulting agreements, as well as the initiation of liquidation procedures for certain of our foreign operations. We also completed the sale, scrap or write-off of our remaining inventory, property and equipment.
      As a result of these activities, as of December 31, 2004, our business consisted of primarily a customer service capability operated by a third party.
      Management’s overview of the Company’s position is discussed in more detail in the “Outlook” section on pages 30 to 31 and the “Liquidity” section on page 28.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
General
      Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, inventory valuation, long-lived assets, warranties and equity issuances. Additionally, the audit committee of our board of directors reviews these critical accounting estimates at least annually. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for certain judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
      On July 29, 2004, CoSine announced that it was exploring various strategic alternatives and that CoSine had hired an investment bank as its financial advisor, which had been first retained in May 2003.
      On September 8, 2004, CoSine announced, in connection with its ongoing evaluation of strategic alternatives, that it had initiated actions to lay-off most of its employees, retaining a limited team of employees to provide customer support and handle matters related to the ongoing exploration of strategic alternatives. Since September 8, 2004, the Company has taken a number of actions to reduce its operating expenses and conserve its cash. CoSine has notified its existing customers that the CoSine products have been formally discontinued and offered existing customers the option to place “lifetime buy” orders to support their platform transition plans. The company has written its inventory down to estimated net realizable value at September 30, and December 31, 2004. CoSine has terminated contract manufacturing arrangements, contractor and consulting arrangements and facility leases.
      On October 28, 2004, CoSine announced that it signed an agreement for early termination of its lease for its headquarters facility in Redwood City, California. Pursuant to the agreement, the lease was terminated on December 31, 2004.
      As a result of these activities, as of December 31, 2004, CoSine’s business consisted of primarily a customer service capability operated by a third party.
      During the quarter ended December 31, 2004, we continued the actions initiated and announced in September 2004. Such actions included the termination of the remaining employees, negotiation of transition support plans for our customers, termination of a facility lease in Japan, and termination of supplier, contractor and consulting agreements, as well as the initiation of liquidation procedures for certain of our foreign operations. We also completed the sale, scrap or write-off of our remaining inventory, property and equipment.
      On January 7, 2005, we entered into an Agreement and Plan of Merger with Tut Systems, Inc., or Tut. The proposed merger will be a stock-for-stock transaction. Upon closing, CoSine’s shareholders will receive approximately 6.0 million shares of Tut common stock in exchange for all the outstanding shares of CoSine. The merger is subject to shareholder approval and is expected to close in April 2005.

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
Inventory Valuation
      In assessing the value of our inventory, we are required to make judgments about future demand and then compare that demand with current inventory quantities and firm purchase commitments. If our inventories and firm purchase commitments are in excess of forecasted demand, we write down the value of our inventory. We generally used a 12-month forecast to assess future demand. Inventory write-downs are charged to cost of revenue. At September 30, 2004, in connection with our decision to discontinue our products, we recorded a charge of $3.5 million to write our inventory down to its estimated net realizable value. Our inventory was either sold, scrapped or fully written-off at December 31, 2004. During 2004 we sold $0.7 million of previously written-off inventory. During 2003, we charged $0.2 million of inventory write-downs and $0.1 million of excess purchase commitments to cost of revenue primarily as the result of reduced forecasted demand for certain of our components and we sold $0.9 million of previously written-down inventory.
Long-lived assets
      We evaluate the carrying value of long-lived assets, consisting primarily of property and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In assessing the recoverability of long-lived assets, we compare the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, the assets will be written down to their estimated fair value. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based on our weighted average cost of capital or specific appraisal, as appropriate. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of overall market conditions and our participation in the market. Changes in these estimates could have a material adverse effect on the assessment of the long-lived assets such that we may be required to record further asset write-downs in the future. We had no impairment charges in 2003 or 2001. During 2004 and 2002, we charged $2.3 million and $18.8 million, respectively, to operating expenses as a result of impairments. During 2004, we had a gain of $0.9 million with the sale of previously written-down long-lived assets. At December 31, 2004, all of our long-lived assets had been either sold, scrapped or fully written-off.
Warranties
      We provide a basic limited warranty, including repair or replacement of parts, and technical support. The specific terms and conditions of those warranties vary depending on the customer or region in which we do business. We estimate the costs that may be incurred under our basic limited warranty and record a liability in the amount of such costs at the time product revenue is recognized. Our warranty obligation is affected by the number of installed units, product failure rates, materials usage and service delivery costs incurred in correcting product failures. Each quarter, we assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. In future periods, if actual product failure rates, materials usage or service delivery costs differ from our estimates, adjustments to cost of revenue may result.
Impact of Equity Issuances on Operating Results
      Equity issuances have a material impact on our operating results. The equity issuances that have affected operating results to date include warrants granted to customers and suppliers, stock options granted to employees and consultants, stock issued in lieu of cash compensation to suppliers and re-priced stock options.
      Our cost of revenue, operating expenses and interest expense were affected significantly by charges related to warrants and options issued for services. Furthermore, some of our employee stock option transactions have resulted in deferred compensation, which is presented as a reduction of stockholders’ equity on our balance sheet and is amortized over the vesting period of the applicable options using the graded vesting method.
      The deferred compensation and amortization associated with shares and options relating to the following transactions is required to be re-measured at the end of each accounting period, based on the current stock price. The re-measurement at the end of each accounting period will result in unpredictable charges or credits in future periods, depending on future fluctuations in the market prices of our common stock:

•	Non-recourse promissory notes receivable: During the fourth quarter of 2000, we converted full-recourse promissory notes received from employees upon the early exercise of unvested employee stock options to non-recourse obligations. Accordingly, we are required to re-measure the compensation associated with these shares until the earlier of repayment of the note or default. Deferred compensation expense, which is recorded at each re-measurement, is amortized over the remaining vesting period of the underlying options.

•	Re-priced stock options: In November 2002, we re-priced 1,091,453 outstanding employee stock options to purchase shares of our common stock with original exercise prices ranging from $5.45 per share to $159.38 per share. These options were re-priced to $5.00 per share, which was higher than the fair market value of the underlying shares on the re-pricing date. In July 2001, we re-priced 722,071 unexercised employee stock options to $15.50 per share, the fair market value of the underlying shares on the re-pricing date. These options had previously been granted at prices ranging from $40.00 to $400.00 per share. Compensation will be re-measured for these options until they are exercised, canceled, or expire. At December 31, 2004, 313,605 stock options re-priced in November 2002 were still outstanding.
      Some of the stock options granted to our employees have resulted in deferred compensation as a result of stock options having an exercise price below their estimated fair value. Deferred compensation is presented as a reduction to stockholders’ equity on the consolidated balance sheet and is then amortized using an accelerated method over the vesting period of the applicable options. When an employee terminates, an expense credit is recorded for any amortization that has been previously recorded as an expense in excess of vesting.
      In the first quarter of 2004, we began a program whereby we grant employees bonuses in shares of CoSine common stock based on the achievement of certain Company objectives. At the end of each quarter, we determine whether objectives have been achieved and set the total value of the common stock grant. The number of shares to be issued is calculated the following quarter based on the fixed value of the common stock issued, as determined at quarter-end, divided by CoSine’s stock price on the issuance date. Compensation expense is accrued in full in the quarter in which it is earned. No employee bonuses were earned in the second, third or fourth quarters of 2004 as the quarterly objectives were not met.
      In the second quarter of 2004, we issued to a reseller a warrant to acquire 254,489 shares of CoSine stock at an exercise price of $4.65 per share. The warrant has a two-year term beginning May 28, 2004 and vests ratably over the term. If during the two-year term (1) any person or entity acquires a greater than 50% interest in CoSine or the ownership or control of more than 50% of the voting stock of CoSine or (2) CoSine sells substantially all of its intellectual property assets, the warrant becomes exercisable. Even if the reseller does not immediately exercise the warrant upon the occurrence of such an event that makes the warrant exercisable (a “trigger event”), the reseller shall be entitled to securities, cash and property to which it would have been entitled to upon the consummation of the trigger event, less the aggregate price applicable to the warrant. We calculated the fair value of the warrant to be approximately $487,000 using the Black-Scholes option pricing model, using a volatility factor of ..97, a risk-free interest rate of 2.5%, and an expected life of two years. The fair value of the warrant was being amortized over the two-year expected life of the warrant. During the year ended December 31, 2004, we amortized $6,000 to cost of revenue and $42,000 to general and administrative expenses.
RESULTS OF OPERATIONS
      On July 29, 2004, we announced that we were exploring various strategic alternatives and that we had hired an investment bank as our financial advisor.
      On September 8, 2004, CoSine announced that after an extensive evaluation of strategic alternatives, the Company initiated actions to lay-off most of its employees, laying off 100 employees in September 2004 while retaining a limited team of employees to provide customer support and handle matters related to the ongoing exploration of strategic alternatives. Since September 8, 2004, the Company has taken a number of actions to reduce its operating expenses and conserve its cash. CoSine has notified its existing customers that the CoSine products are now formally discontinued and that existing customers the option to place “lifetime buy” orders to support their transition plans. The Company has written its inventory down to estimated net realizable value at September 30 and December 31, 2004.
      During the quarter ended December 31, 2004, we continued the actions initiated and announced in September 2004. Such actions included the termination of the remaining employees, negotiation of transition support plans for our customers, termination of a facility lease in Japan, and termination of supplier, contractor and consulting agreements, as well as the initiation of liquidation procedures for certain of our foreign operations. We also completed the sale, scrap or write-off of our remaining inventory, property and equipment. These activities will continue in 2005.
      CoSine’s business currently consists of a customer support capability supported by a third party contractor. We do not intend to offer this support capability after December 31, 2005.
      Our announcement that we have discontinued our product and that we began our cost-cutting initiatives, including the lay-off of substantially all of our employees, has adversely impacted demand for our products.
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
      Amounts billed in excess of revenue recognized are included as deferred revenue in the accompanying consolidated balance sheets.
      Revenue from customers by geographic region for the years ended December 31, 2004, 2003 and 2002 was as follows, in thousands:

	2004	%	2003	%	2002	%

United States	$3,364	35%	$6,808	47%	$8,423	36%
Asia/ Pacific	3,258	34	5,137	35	9,483	40
Europe	3,053	31	2,676	18	5,726	24

Total revenue	$9,675	100%	$14,621	100%	$23,632	100%

      Hardware, software and service revenue for the years ended December 31, 2004, 2003 and 2002 was as follows, in thousands:

	2004	%	2003	%	2002	%

Hardware	$6,316	65%	$11,352	78%	$18,753	79%
Software	608	6	451	3	1,870	8
Services	2,751	29	2,818	19	3,009	13

Total revenue	$9,675	100%	$14,621	100%	$23,632	100%

      In 2004, unit shipments again declined. The decline was noted in all regions and was due to completion of expansion projects for certain customers in Japan and North America and no significant new customer wins or expansions by existing customers, partially offset by over $700,000 in “last time buy” sales in connection with our announced plans to discontinue our products. Service revenue remained relatively constant as existing customers continued to purchase service and support for their installed units. Software revenue increased over 2003 due to certain customers purchasing new software licenses for their existing installed base.
      In 2003, unit shipments declined. The decline reflects the fact that we made sales to fewer customers, as we have focused our sales efforts on certain large service providers. The decline also reflects lower sales to existing customers, due in part to the timing of their expansion plans. Partially offsetting this decline, our average selling price improved in 2003 as compared to 2002 due to a favorable product and regional mix. Software revenue declined $1.4 million due to fewer new customers. We generally sell our primary software product, InVision, in our initial sale to new customers.
      At December 31, 2004, our business consists of a customer support operation, provided by a third party contractor. These services are only being offered to our existing customers through December 31, 2005. As such, we expect our revenues to decline significantly during 2005 as our customers make other arrangements to service and support their equipment or decide to remove or replace their CoSine equipment. See “Outlook” section on page 30 to 31 and “Risk Factors” section on pages 31 to 35.

      As of December 31, 2004, 2003 and 2002, we deferred $0.5 million, $3.5 million and $1.4 million, respectively, of revenue from contracts that we immediately invoiced but which provide for subsequent customer acceptance, consulting services and post-contract support services.
Non-Cash Charges and Credits Related to Equity Issuances
      We amortized (benefited from) ($0.8) million, $1.3 million and ($0.3) million of non-cash charges (credits) related to equity issuances to cost of revenue, operating expenses and interest expense, for the years ended December 31, 2004, 2003 and 2002, respectively.
      Below is a reconciliation of non-cash charges related to equity issuances for the years ended December 31, 2004, 2003 and 2002, affecting our cost of revenue, operating expenses and interest expense, in thousands:

	Year Ended December 31,

	2004	2003	2002

Amortization of deferred compensation related to stock options granted to employees prior to our initial public offering having an exercise price below fair market value	$92	$1,377	$7,273
Credits related to the reversal of deferred stock compensation amortization in excess of vesting for terminated employees	(1,203)	(956)	(8,466)
Amortization of deferred compensation associated with non-recourse promissory notes	—	—	173
Amortization of deferred compensation associated with re-pricing	55	797	514
Charges related to options with accelerated vesting	—	1	27
Issuance of common stock for employee stock bonus	228	—	—
Amortization of charges related to warrants or stock options issued to non-employees in conjunction with lease, debt and reseller agreements	48	92	195

Net non-cash charges related to equity issuances	$(780)	$1,311	$(284)

      Equity-related charges, which are largely dependent on our quarterly stock price, may cause our expenses to materially fluctuate from quarter-to-quarter and year-to-year.
Cost of Revenue
      Cost of revenue includes all costs of producing our sold products, including the costs of outsourced manufacturing, software royalties, shipping, warranties, related manufacturing overhead costs and the costs of providing our service offerings, including personnel engaged in providing maintenance and consulting services to our customers. To the extent that the value of inventory is written down, this will be reflected in cost of revenue. We have also incurred non-cash charges and credits related to equity issuances. We have outsourced the majority of our manufacturing and repair operations. A significant portion of our cost of revenue consists of payments to our contract manufacturers. We conducted manufacturing engineering, final assembly, configuration testing and documentation control at our facilities in Redwood City, California.
      For the year ended December 31, 2004, cost of revenue was $7.1 million, of which $4.1 million or 58% represented the write-down of inventory, $(0.7) million or 10% represented sales of previously written-down inventory, $0.4 million or 6% represented costs to terminate contract manufacturing agreements, $2.8 million or 39% represented the material, labor and overhead, warranty and the cost of providing services and $0.5 million, or 7% represented software royalties. For the year ended December 31, 2003, cost of revenue was $6.8 million, of which $6.1 million or 90% represented materials, labor, production overhead and warranties, $0.7 million or 10% represented software royalties, $0.5 million or 7% represented reductions in overhead absorption rate for raw materials and semi-finished goods, $0.2 million or 3% represented inventory write-downs, $0.1 million or 2% represented non-cash charges related to equity issuances and ($0.9) million or

(13%) represented the sale of previously written down inventory. For the year ended December 31, 2002, cost of revenue was $13.8 million, of which $12.6 million or 92% represented materials, labor, production overhead and warranties, $1.5 million or 11% represented inventory write-downs, $1.0 million or 7% represented software royalties, ($0.1) million or (1%) represented non-cash credits related to equity issuances in manufacturing operations and ($1.2) million or (9%) represented the sale of previously written down inventory.
Gross Profit
      For the years ended December 31, 2004, 2003 and 2002, gross profit was $2.6 million or 27% of revenue, $7.9 million, or 54% of revenue, and $9.8 million, or 42% of revenue, respectively.
      The 27 percentage point decrease in gross margin for the year ended December 31, 2004 compared to the year ended December 31, 2003 was primarily the result of the net $2.8 million inventory write-down and the $0.4 million in costs to terminate contract manufacturing agreements, partially offset by lower warranty and manufacturing overhead costs.
      The twelve percentage point improvement in gross margin for the year ended December 31, 2003, compared to the year ended December 31, 2002 was primarily the result of a ten percentage point reduction in materials, labor and product overhead costs as a percentage of sales. A lower provision for inventory write-downs additionally improved gross margin by five percentage points. The improvements were partially offset by a reduction in the inventory overhead rate on raw materials and semi-finished goods, which accounted for a three percentage point reduction in gross margin. Primarily accounting for the reduction in materials, labor and overhead cost as a percentage of sales were an increase in average selling price due to the regional mix of sales, more favorable product configurations and reductions in maintenance contract support costs due to headcount and overhead reductions.
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
      Research and development expenses were $15.1 million, $21.8 and $32.4 million for the years ended December 31, 2004, 2003, and 2002, respectively.
      Research and development expense decreased $6.7 million or 31% in the year ended December 31, 2004 due primarily to our decision in September 2004 to discontinue our products and lay-off all of our employees to conserve cash. The majority of our research and development employees were laid-off in September 2004 while a small team of engineers were retained to support customer transition activities, documentation of our intellectual property, due diligence and technical support for our ongoing review of strategic alternatives and the training of a subcontractor for ongoing customer support programs. Research and development expense decreased $10.6 million or 33% in the year ended December 31, 2003 as compared to the year ended December 31, 2002. This resulted partly from a $4.8 million reduction in salary and employee-related expenses reflecting a full year of lower headcount in 2003 following our May and October 2002 restructurings. Depreciation expense was $3.7 million lower due to the reduced carrying value of assets resulting from impairment charges recorded in the second and third quarters of 2002 (See Note 9 of the Notes to the Consolidated Financial Statements for further details). Facilities and information technology infrastructure costs were $2.6 million lower as a result of reductions in personnel and square footage occupied. Non-cash charges related to equity issuances were $1.0 million higher due to credits taken in 2002 for the reversal of amortization of deferred compensation in excess of vesting for employees who were terminated that year.

      Non-cash credits related to equity issuances were $0.2 million for the year ended December 31, 2004. Non-cash charges related to equity issuances were $0.6 million for the year ended December 31, 2003. Non-cash credits related to equity issuances were $0.4 million for the year ended December 31, 2002.
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
      Sales and marketing expenses were $10.1 million, $13.8 million, and $28.3 million for the years ended December 31, 2004, 2003, and 2002, respectively.
      Sales and marketing expense decreased by $3.8 million or 27% in the year ended December 31, 2004. The decrease is due primarily to our decision in September 2004 to discontinue our products and lay-off all of our employees to conserve cash. The majority of our sales and marketing employees were laid-off in September 2004 while a select team of employees were retained to support customer transition activities, including negotiating transition support plans, last time buys and related matters. Sales and marketing expense decreased $14.5 million or 51% in the year ended December 31, 2003, compared to the year ended December 31, 2002. This resulted partly from an $8.7 million reduction in salary and employee-related expenses reflecting a full year of lower headcount in the 2003 following our May and October 2002 restructurings and lower commission expense. Depreciation expense and expense related to CoSine product used in labs declined $2.8 million due primarily to the reduced carrying value of assets resulting from impairment charges recorded in the second and third quarters of 2002 and some assets becoming fully depreciated. Facilities and information technology infrastructure expense declined by $2.7 million as a result of reductions in personnel, square footage occupied and sales office rents. Travel expense declined $1.6 million due to cost saving measures and associated reductions in headcount. Marketing spending on events and market development declined $1.4 million due to attending fewer tradeshows and cost saving measures. Partially offsetting those savings, non-cash charges related to equity issuances increased $1.0 million due to credits for the reversal of amortization of deferred compensation expense in excess of vesting in 2002 for employees who were terminated during that year. Absorption to cost of revenue of spending to support maintenance contracts and warranty declined $1.8 million. Such support costs are initially charged to Sales and Marketing expense and subsequently reclassified to either cost of revenue or the provision for warranty claims based on associated activity such as product return levels and technical support case data. Due primarily to a smaller customer installed base, activity associated with maintenance and warranty was less than in the prior year.
      Non-cash credits related to equity issuances were $0.2 million in the year ended December 31, 2004. Non-cash charges related to equity issuances were $0.1 million for the year ended December 31, 2003. Non-cash credits related to equity issuances were $0.9 million for the year ended December 31, 2002.
General and Administrative Expenses
      General and administrative expenses consist primarily of salaries and related expenses for executive, finance, legal, accounting and human resources personnel as well as other corporate expenses, including non-cash charges related to equity issuances.
      General and administrative expenses were $6.1 million, $7.2 million, and $11.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

      General and administrative expense decreased $1.2 million or 15% for the year ended December 31, 2004. The decrease is due primarily to our decision in September 2004 to discontinue our products and lay-off all of our employees to conserve cash. The majority of our general and administrative employees were laid off in October and November of 2004, and substantially all employees were laid-off by December 31, 2004. Our administrative functions are now performed by consultants, including some former employees. General and administrative expense decreased $3.8 million or 35% in the year ended December 31, 2003, compared to the year ended December 31, 2002. This resulted partly from payroll-related expense, which declined $1.8 million, reflecting a full year of lower headcount in the 2003 following our May and October 2002 restructurings. Depreciation expense declined $0.5 million due to the reduced carrying value of the underlying fixed assets resulting from impairment charges recorded in the second and third quarters of 2002. Legal, accounting and audit services declined $0.5 million as a result of cost-saving measures. Non-cash charges related to equity issuances declined $0.5 million due to lower headcount and our use of an accelerated amortization method, which results in lower charges in each subsequent period. Bad debt expense declined $0.4 million as a result of lower revenue and lower actual bad debt experience.
      General and administrative non-cash credits related to equity issuances were $0.3 million for the year ended December 31, 2004. General and administrative non-cash charges related to equity issuances were $0.5 million and $0.9 million for the years ended December 31, 2003 and 2002, respectively.
Restructuring and Impairment Charges

December 2004 Restructuring
      In the quarter ended December 31, 2004, CoSine continue its previously announced restructuring activities. Such activities included the termination of the remaining workforce, with a charge of $619,000, termination of a facility lease in Redwood City for a net charge of $2,522,000 and the termination of an office in Japan for a net charge of $396,000. The Redwood City lease termination included a cash payment of $3,763,000, forfeiture of a $420,000 lease deposit, the write-off of $388,000 unamortized value of warrants issued in connection with the original execution of the lease, net of accrued rent of $2,049,000. In addition, CoSine accrued $1,037,000 for the termination of non-cancelable software license agreements, as the licenses were not expected to be used in the ongoing operations.
      Activity related to the December 2004 restructuring is as follows, (in thousands):

	Worldwide		Software
	Workforce	Lease	License
	Reduction	Terminations	Terminations	Total

December 2004 restructuring charges	$619	$2,918	$1,037	$4,574
Cash payments	(66)	(3,900)	—	(3,966)
Write offs	—	982	—	982

Provision balance at December 31, 2004	$553	$—	$1,037	$1,590

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
      Effective September 23, 2004, CoSine approved severance agreements to Stephen Goggiano, its president and chief executive officer, and Terry Gibson, its chief financial officer, covering the period of August 1, 2004 through the earlier of (i) December 31, 2004 or (ii) the termination of their respective employments due to the elimination of their respective jobs if caused by a merger, sale, acquisition, liquidation, dissolution, consolidation or similar corporate transaction, in exchange for their continued service to CoSine as it explores strategic alternatives, including a sale of the Company, a sale or licensing of products, intellectual property, or individual assets or a winding-up and liquidation of the business. In exchange for their continued service during this time period, Mr. Goggiano and Mr. Gibson will each receive a retention bonus equal to 100% of their base 2004 annual salary payable on or before December 31, 2004. In addition, upon completion of these services, CoSine shall pay for the cost of Mr. Goggiano’s and Mr. Gibson’s family health care coverage for a period of up to 12 months after termination of their respective employment. These amounts were accrued in the December 31, 2004 restructuring and the termination payments were paid in January 2005.
      Activity related to the September 2004 restructuring is as follows (in thousands):

	Worldwide	Write-Down of	Manufacturing
	Workforce	Inventory and	Agreement
	Reduction	Prepaid Royalty	Termination	Total

September 2004 restructuring charges	$2,872	$3,541	$375	$6,788
Cash payments	(2,448)	—	(278)	(2,726)
Write offs	—	(3,541)	(97)	(3,638)

Provision balance at December 31, 2004	$424	$—	$—	$424

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
      Activity related to the May and March 2003 restructuring for the years ended December 31, 2004 and 2003 was as follows, (in thousands):

	Worldwide	Lease
	Workforce	Termination
	Reduction	and Other	Total

Charges	$277	$17	$294
Cash payments	(284)	(12)	(296)
Non-cash items	(20)	(4)	(24)
Accrual adjustment	75	(1)	74

Provision balance at December 31, 2003	48	—	48
Cash payments	(38)		(38)
Accrual adjustment	(10)		(10)

Provision balance at December 31, 2004	$—	$—	$—

October 2002 Restructuring
      In October 2002, our senior management approved a restructuring program to reduce our worldwide workforce. Employees were notified in October 2002 that certain job functions would be eliminated and that particular termination benefits would be paid to affected employees. As a result of the workforce reduction, 73 employees were designated for termination in the restructuring program. Most of the terminations took place in the fourth quarter of 2002. The employees affected by the workforce reduction were from all functional groups and were located in offices in the United States, Europe and Asia. Amounts related to the worldwide workforce reduction were paid out through September of 2003. In addition, during the first quarter of 2003, we settled obligations associated with a leased facility in Redwood City, California that we exited during 2002 and made a payment of $8,104,000. The restructuring program was implemented to reduce operating expenses and conserve cash.

      Activity related to the October 2002 restructuring for the years ended December 31, 2003 and 2002 was as follows, (in thousands):

	Worldwide	Lease
	Workforce	Termination
	Reduction	and Other	Total

Charges	$1,945	$7,854	$9,799
Cash payments	(1,628)	—	(1,628)
Deposit forfeiture and deferred rent	—	305	305

Provision balance at December 31, 2002	317	8,159	8,476
Cash payments	(310)	(8,112)	(8,422)
Accrual adjustment	(7)	(47)	(54)

Provision balance at December 31, 2003	$—	$—	$—

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
      Activity related to the May 2002 restructuring for the years ended December 31, 2003 and 2002 was as follows, (in thousands):

	Worldwide	Write-Down	Lease
	Workforce	of Property	Commitments
	Reduction	and Equipment	and Other	Total

Charges	$3,660	$3,248	$2,318	$9,226
Cash payments	(3,660)	—	(1,503)	(5,163)
Non-cash charges	—	(3,248)	—	(3,248)

Provision balance at December 31, 2002	—	—	815	815
Cash payments			(677)	(677)
Non-cash charges	—	—	(42)	(42)
Accrual adjustment	—	—	22	22

Provision balance at December 31, 2003	—	—	118	118
Cash payments			(153)	(153)
Accrual adjustment	—	—	35	35

Provision balance at December 31, 2004	$—	$—	$—	$—

Impairment of Long-lived Assets

2004 Impairment
      As a result of our assessment of our business, we concluded that indicators of impairment of our long-lived assets were present at September 30, 2004 and at June 30, 2004. Such indicators included ongoing operating losses, inability to achieve sustainable revenue growth, including our failure to attract new customers, and our decision to evaluate strategic alternatives. Accordingly, we performed an impairment test of the carrying value of our long-lived assets, consisting primarily of property and equipment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Based on an undiscounted cash flow analysis, the cash flows expected to be generated by our long-lived assets during their estimated remaining useful lives were not sufficient to recover the net book value of the assets. Consequently, we obtained a valuation report outlining the estimated fair value of the assets, based on quoted market prices, from an independent appraiser and recorded an impairment charge of $2.3 million to write down the carrying value of our long-lived assets held for use to their fair values in the second quarter of 2004. At September 30, 2004, the Company obtained competitive bids from qualified prospective purchasers to determine the fair values of long-lived assets. The fair values, as indicated by competitive bids, exceeded the net book value of the long-lived assets at September 30, 2004, accordingly no adjustment was made in the third quarter of 2004. During 2004, we had a gain of $0.9 million with the sales of previously written-down long-lived assets. At December 31, 2004, we had sold, scrapped or written-off all of our long-lived assets.

2002 Impairments
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
Interest Income and Other Income (Expense)
      For the year ended December 31, 2004, interest income and other income (expense) was $0.2 million, a decrease of $0.4 million when compared with the year ended December 31, 2003. For the year ended December 31, 2003, interest income and other income (expense) was $0.6 million, a decrease of $2.3 million when compared with the year ended December 31, 2002. For the year ended December 31, 2002, interest and other income (expense) was $3.8 million. The decrease from 2003 to 2004 is due to decreased interest income due to lower levels of cash and short-term investments and lower interest rates on invested amounts.
Interest Expense
      For the year ended December 31, 2004, interest expense was nil as compared to $0.2 million for the year ended December 31, 2003. For the year ended December 31, 2002, interest expense was $1.0 million. The year over year decreases reflect reduced equipment loans and capital leases.
Income Tax Provision
      Provisions for income taxes of $33,000, $0.3 million and $0.5 million for the years ended December 31, 2004, 2003 and 2002, respectively, were comprised entirely of foreign corporate income taxes, which are a function of our operations in subsidiaries in various countries. The provision for income taxes is based on income taxes on minimum profits the foreign operations generated for services they provided to us. Our tax expense for fiscal 2005 will continue to depend on the amount and mix of income derived from sources subject to corporate income taxes of foreign taxing jurisdictions.
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
      On July 29, 2004, we announced that we were exploring various strategic alternatives and that we had hired an investment bank as our financial advisor. On September 8, 2004, we announced that we were laying-off substantially all of our employees and were discontinuing our products while continuing to evaluate strategic alternatives. Based on restructuring activities initiated in September 2004 and continued in the quarter ended December 31, 2004, on the costs to complete all such activities, on the significant reduction in cash usage once such activities are completed, and on the costs to extend customer support activities through December 2005, we believe that we possess sufficient liquidity and capital resources to fund our operations and working capital requirements for at least the next 12 months. However, our restructuring activities and our ongoing review of strategic alternatives, raise substantial doubt as to our ability to continue as a going concern. See “Financial Results and Liquidity” in Note 1 of the Notes to the Consolidated Financial Statements. See “Outlook” on pages 30 to 31 and “Risk Factors” on pages 31 to 35, which describes strategic alternatives we are currently exploring.
      On September 8, 2004, CoSine announced that after an extensive evaluation of strategic alternatives, the Company initiated actions to lay-off most of its employees, retaining a limited team of employees to provide customer support and handle matters related to the ongoing exploration of strategic alternatives. Since September 8, 2004, the Company has taken a number of actions to reduce its operating expenses and conserve its cash. CoSine has notified its existing customers that the CoSine products are now formally discontinued and that existing customers may place “lifetime buy” orders to support their transition plans. The Company has written its inventory down to estimated net realizable value at September 30, 2004 and December 31, 2004. The Company has taken steps to terminate contract manufacturing arrangements, contractor and consulting arrangements and facility leases. These activities continued during the quarter ended December 31, 2004, at which time CoSine’s business consisted primarily of a customer support capability supported by a third party contractor.
      On January 7, 2005, the Company signed a definitive agreement to merge with Tut Systems, Inc. in a stock-for-stock transaction whereby CoSine will be acquired by and merged into Tut Systems, Inc in exchange for approximately 6 million shares of Tut Systems, Inc common stock. The agreement is subject to shareholder approval and normal closing conditions.
      Should the merger with Tut Systems, Inc not be completed, the Company would continue to explore strategic alternatives, including a sale of the Company, a sale or licensing of products, intellectual property, or individual assets or a winding-up and liquidation of the business and a return of capital. Pending the completion of the proposed merger or, should the merger not be completed, the outcome of the Company’s review of strategic alternatives, and pending any definitive decisions to close or liquidate the business, the Company will continue to prepare its financial statements on the assumption that it will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As such, the financial statements do not include any adjustments to reflect possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from any decisions made with respect to the Company’s assessment of its strategic alternatives. If at some point the Company were to decide to pursue alternative plans, the Company may be required to present the financial statements on a different basis. As an example, if the Company were to decide to pursue a liquidation and return of capital, it would be appropriate to prepare and present financial statements on the liquidation basis of accounting, whereby assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.
      There can be no assurance that any transaction or other corporate action will result from our exploration of strategic alternatives. Further there can be no assurance concerning the type, form, structure, nature, results, timing or terms and conditions of any such potential action, even if such an action does result from this exploration.
Cash, Cash Equivalents and Short-Term Investments
      At December 31, 2004, cash, cash equivalents and short-term investments were $24.9 million. This compares with $57.8 million at December 31, 2003.
Operating Activities
      We used $33.0 million in cash for operations for the year ended December 31, 2004, a decrease of $5.4 million from the amount used in 2003. The net loss in the year ended December 31, 2004 included significant non-cash charges, such as a $2.7 million inventory write-down, a $1.4 million property and equipment net impairment charge, and $2.0 million of other non-cash restructuring charges. Working capital changes also contributed to the reduced cash usage, specifically, reductions in accounts receivable, partially offset by reductions in accounts payable and accrued liabilities.
      We used $38.4 million in cash for operations for the year ended December 31, 2003, a decrease of $16.3 million from the amount used in 2002. Our $59.0 million decrease in net loss was partially offset by an increase in accrued expenses, a less favorable decrease in accounts receivable and lower non-cash expenses in 2003 compared to 2002. Items primarily contributing to the increase in accrued expense and lower non-cash charges included the following:

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
      We used $54.7 million in cash for operations for the year ended December 31, 2002. The decrease in use of cash in 2002 was primarily the result of an improvement in working capital and a lower net loss. The working capital improvement was primarily due to reductions in accounts receivable, inventory and deferred revenue.
Investing Activities
      For the year ended December 31, 2004, investing activities provided $22.4 million in cash, a decrease of $28.9 million from the prior year. The decrease in cash provided was due to reduced balances in our short-term investment portfolio in 2004 as compared to 2003, combined with a $1.9 million reduction in capital expenditures from 2003 to 2004, partially offset by proceeds from sales of fixed assets.

      For the year ended December 31, 2003, investing activities provided $51.2 million in cash. The increase in cash provided in 2003 was the result of an increase in proceeds from the sales and maturities of short-term investments compared over investment purchases.
      For the year ended December 31, 2002, we used $4.7 million in cash for investing activities, a decrease of $57.2 million over 2001. The decrease in cash provided in 2002 represents a reduction in proceeds from the sales and maturities of short-term investments partially offset by a reduction in capital expenditures.
Financing Activities
      For the year ended December 31, 2004, we generated $97,000 from financing activities as compared to a usage of $2.4 million in 2003. The improvement is due to the $3.6 million reduction in equipment and working capital loan and lease payments in 2004 as compared to 2003, partially offset by a $1.2 million reduction in proceeds from sales of common stock.
      For the year ended December 31, 2003, we used $2.4 million in cash from financing activities, or $2.9 million less than 2002. The reduction in cash used was primarily the result of lower principal payments on working capital loans and leases and higher proceeds from stock option exercises.
      For the year ended December 31, 2002, we used $5.2 million in cash from financing activities. The increase in cash used resulted from reduced proceeds from issuances of common stock.
Contractual Obligations
      Our contractual obligations as of December 31, 2004 are as follows (in thousands):

		Due in	Due in 2006	Due in 2008	Due
	Total	2005	and 2007	and 2009	Thereafter

Operating lease obligations	$33	$27	$6	$—	$—
Third party contracts	1,738	1,738	—	—	—
Accrued severance-related restructuring charges	976	976	—	—	—
Software license obligations	1,037	587	450	—	—

Total	$3,784	$3,328	$456	$	$

OUTLOOK
      Although capital spending in the telecommunications industry has begun to recover, the market for network-based IP services continues to develop slowly. We do not believe we can achieve the sustainable revenue growth necessary to survive as a stand-alone entity. On July 29, 2004, we announced that we were exploring various strategic alternatives and that we had hired an investment bank as our financial advisor. On September 8, 2004, CoSine announced that after an extensive evaluation of strategic alternatives, the Company initiated actions to lay-off most of its employees, retaining a limited team of employees to provide customer support and handle matters related to the ongoing exploration of strategic alternatives. Since September 8, 2004, the Company has taken a number of actions to reduce its operating expenses and conserve its cash. CoSine has notified its existing customers that the CoSine products are now formally discontinued and that existing customers may place “lifetime buy” orders to support their transition plans. Based on our current forecasts for future product demand, the Company has written its inventory down to estimated net realizable value at September 30, 2004 and December 31, 2004. The Company has taken steps to terminate contract manufacturing arrangements, contractor and consulting arrangements and facility leases. These activities continued into the quarter ended December 31, 2004, at which time CoSine’s business consisted primarily of a customer support capability supported by a third party contractor through December 31, 2005.
      At December 31, 2004, we had $24.9 million in cash and short-term investments. Cash consumption by operations during the year ended December 31, 2004 was $33.0 million. Based on restructuring activities initiated in September 2004 through December 31, 2004, on the costs to complete all such activities, on the significant reduction in cash usage once such activities are completed, and on the expected net costs to extend customer support activities through December 2005, we believe that we possess sufficient liquidity and capital resources to fund our operations and working capital requirements for at least the next 12 months.
      On January 7, 2005, we signed an agreement to merge with Tut Systems, Inc. (Tut) in a stock-for-stock transaction. Refer to our filing on Form S-4, dated February 15, 2005. This transaction is subject to shareholder approval and normal closing conditions. Prior to signing the merger agreement with Tut, we were actively evaluating a variety of alternatives, including possible merger and asset sales transactions, licensing arrangements, and dissolution of the Company and distribution of assets to stockholders. There can be no assurance that the Tut merger will be completed, or that any transaction or other corporate action will result from our exploration of strategic alternatives. Further, there can be no assurance concerning the type, form, structure, nature, result, timing or terms and conditions of any such potential action, even if such an action does result from this exploration.
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. SFAS 123R requires companies to assess the most appropriate model to calculate the value of the options. There are a number of requirements under the new standard that would result in differing accounting treatment than currently required. These differences include, but are not limited to, accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan. SFAS 123R must be adopted no later than July 1, 2005 and the Company will begin to apply it in the quarter beginning on that date. The adoption of SFAS 123R is expected to result in an increase in expense during the second half of 2005 based on unvested options outstanding as of December 31, 2004 and current compensation plans. While the effect of adoption depends on the level of share-based payments granted in the future and unvested grants on the date the Company adopts SFAS 123R, the effect of this accounting standard on its prior operating results would approximate the effect of SFAS 123 as described in the disclosure of pro forma net loss and net loss per share in Note 1 of the Notes to Consolidated Financial Statements.
      In March 2004, the FASB issued Emerging Issues Task Force No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”), which provided new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. The Company will evaluate the impact of EITF 03-1 once final guidance is issued.
RISK FACTORS
      This report (including the “Outlook” section above) contains forward-looking statements. We use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend” and similar expressions to identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the continued downturn in the telecommunications industry and slow development of the market for network-based IP services, failure to achieve revenue growth and profitability, product development, commercialization and technology difficulties, manufacturing costs, the impact of competitive products, pricing, changing customer requirements, timely availability and acceptance of new products, and changes in economic conditions in the various markets that we serve, all as are discussed in more detail below in this section, as well as the other risk factors discussed below. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents that we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we file in fiscal year 2005.
      The following discussion describes certain risk factors related to our business as well as to our industry in general.

CoSine has signed a definitive agreement to be acquired by Tut Systems, Inc (Tut), in a stock-for-stock transaction in which CoSine would be merged into a wholly owned subsidiary of Tut. If the merger is not completed, a continued investment in CoSine by its stockholders is subject to substantial risks. CoSine has ceased substantially all revenue generating operations and sold its operating assets.
      CoSine has incurred losses since inception and expects that its net losses and negative cash flow will continue for the foreseeable future as CoSine seeks to consummate the merger with Tut or another strategic alternative, if any. In September 2004, we announced the termination of most of our employees to facilitate the strategic alternatives then in consideration. In addition, as we seek to consummate the merger with Tut or another strategic alternative, we continue to expend our remaining cash resources. Further, we may incur significant expenses in connection with the merger with Tut or other possible strategic alternatives, to the extent we are able to do so pursuant to the terms of the merger agreement with Tut. If CoSine fails to merge with Tut, consummate another strategic alternative or raise additional capital, the resulting reduction of its available cash resources could result in CoSine ceasing operations and liquidating. In the case of a liquidation or bankruptcy, CoSine would need to hold back or distribute assets to cover liabilities before paying stockholders and, therefore, stockholders may not receive any proceeds for their ownership in CoSine. However, we believe we have adequate cash resources to continue to realize our assets and discharge our liabilities as a company through 2005.

Failure to complete the merger could cause our stock price to decline.
      If the merger with Tut is not consummated, CoSine’s stock price may decline due to any or all of the following potential consequences:

•	CoSine may not be able to dispose of its assets or business for values equaling or exceeding the value represented by the merger; in particular, its assets will likely be substantially diminished in value;

•	CoSine may file for or be forced into bankruptcy;

•	CoSine’s costs related to the merger, such as legal, accounting and financial advisor fees, must be paid even if the merger is not completed; and

•	CoSine may have difficulty retaining its key remaining consultant.

CoSine believes that the price of its common stock is based in large part on the price of Tut common stock and the price of Tut common stock may be affected by factors different from those affecting the price of CoSine’s common stock.
      If the merger with Tut is consummated, the holders of CoSine common stock will become holders of Tut common stock. In addition, prior to the completion of the merger and unless the merger agreement with Tut is terminated, CoSine believes that the price of its common stock will be determined in part by the expectation that the merger will be completed and that its stockholders will become stockholders of Tut and that the price of CoSine common stock will be affected by the price of Tut common stock.

      Tut’s current operations differ substantially from CoSine’s operations, and Tut’s results of operations and the price of Tut common stock may be affected by factors different from those that affect CoSine’s results of operations and the price of its common stock before the merger. Such factors include Tut’s actual results of operations and investor expectations in regard to those results of operations.

If the merger with Tut is not completed, CoSine’s stock may be delisted from the Nasdaq National Market.
      If the merger with Tut is not consummated, CoSine may be unable to satisfy the requirements for continued listing of its common stock on the Nasdaq National Market. The rules of the Nasdaq National Market require that companies listed on the Nasdaq National Market continue to have an operating business. If the merger with Tut is not consummated, CoSine may be forced to cease its business operations. If Nasdaq delists CoSine’s common stock from the Nasdaq National Market, the ability of CoSine stockholders to buy and sell shares will be materially impaired, and the trading price of CoSine’s common stock may be materially impaired.

Our directors and officers have interests in the merger besides those of a stockholder.
      CoSine’s directors and officers have various interests in the merger besides being its stockholders. These interests include the agreement by Tut to continue to indemnify and insure CoSine’s directors and officers for various claims.

There can be no assurance that CoSine will be able to consummate a strategic alternative.
      CoSine has incurred recurring operating losses, and operations have not generated positive cash flows. CoSine has determined that the merger with Tut is the best means available to leverage its remaining cash resources and to maximize stockholder value. In the event CoSine is unable to effect the merger with Tut or effect another strategic alternative, CoSine will be required to find another buyer or distribute its assets. In the case of a distribution, CoSine would need to hold back assets to cover liabilities, and stockholders would be expected to receive much less than they would in the merger, if any.

In the event the merger with Tut is not consummated, CoSine may elect to dissolve and distribute assets to stockholders if CoSine’s board of directors determines that such action is in the best interest of the stockholders.
      As a result of CoSine’s exploration of strategic alternatives, its board of directors may deem it advisable to dissolve the company and distribute assets to stockholders. Liquidation and dissolution may not create value to CoSine’s stockholders or result in any remaining capital for distribution to their stockholders. The precise nature, amount and timing of any distribution to CoSine’s stockholders would depend on and could be delayed by, among other things, sales of their non-cash assets and claim settlements with creditors.

CoSine’s customers may sue it because CoSine has announced the discontinuance of its products and may not meet all their contractual commitments.
      Certain of CoSine’s customer contracts contain provisions relating to the availability of products, spare parts and services for periods up to ten years. CoSine is in discussions with its customers and CoSine and its customers are jointly developing alternative plans, but CoSine’s customers may choose to sue CoSine for breach of contract.

The outlook for capital spending in the telecommunications industry directly impacts the strategic alternatives that may be available to CoSine.
      Capital expenditures within the telecommunications industry have experienced a significant downturn since 2001. Capital spending in the industry as a whole has slowed as a result of a lack of available capital for many emerging service providers and a generally cautious approach to capital spending within the industry.

      While the industry in general appears to be recovering, the market for network-based IP services continues to develop slowly. Until the market develops further, demand for network-based IP services may not increase significantly, limiting the strategic alternatives available to CoSine and thereby causing its stock price to decline.

CoSine’s IP Service Delivery Platform was its only product line, and the availability of strategic alternatives may depend on its perceived value in the telecommunications industry.
      CoSine’s IP Service Delivery Platform, which is comprised of hardware and software, was the only product line that CoSine offered to our customers and has been discontinued. CoSine has no plans to offer any other product line. If the telecommunications industry does not value CoSine’s intellectual property, its strategic alternatives will be adversely impacted.

If CoSine’s products contain defects, CoSine may be subject to significant liability claims from customers, distribution partners and the end-users of CoSine’s products and incur significant unexpected expenses and lost sales.
      CoSine’s products are technically complex and can be adequately tested only when put to full use in large and diverse networks with high amounts of traffic. They have in the past contained, and may in the future contain, undetected or unresolved errors or defects. Despite extensive testing, errors, defects or failures may be found in CoSine’s current products or enhancements after commencement of commercial shipments. If this happens, CoSine may experience product returns, injury to its reputation, increased service and warranty costs, any of which could have a material adverse effect on its business, financial condition and results of operations. Moreover, because CoSine’s products are designed to provide critical communications services, CoSine may receive significant liability claims. CoSine attempted to include in its agreements with customers and distribution partners provisions intended to limit CoSine’s exposure to liability claims. However, its customers and distribution partners may not be willing to agree to such provisions, and in any event such provisions may not be effective in any or all cases or under any or all scenarios, and they may not preclude all potential claims resulting from a defect in one of CoSine’s products or from a defect related to the installation or operation of one of its products. Although CoSine maintains product liability and errors and omissions insurance covering certain damages arising from implementation and use of their products, CoSine’s insurance may not cover all claims sought against it. Liability claims could require it to spend significant time and money in litigation or to pay significant damages. As a result, any such claims, whether or not successful, could seriously damage CoSine’s reputation and its business.

Because the markets in which CoSine competes are prone to rapid technological change and the adoption of standards different from those that CoSine use, its products could become obsolete adversely impacting strategic alternatives available to it.
      The market for managed network-based IP services is prone to rapid technological change, the adoption of new standards, frequent new product introductions and changes in customer and end-user requirements. The introduction of new products or technologies by competitors, or the emergence of new industry standards, could render CoSine’s intellectual property obsolete adversely impacting strategic alternatives available to them.

If necessary licenses of third-party technology are terminated or become unavailable or too expensive, CoSine may be unable to consummate an acceptable strategic alternative.
      CoSine licenses from third-party suppliers certain software applications incorporated in their IP Service Delivery Platform. Their inability to renew or obtain any third party license that CoSine needs could require it to obtain substitute technology at a lower quality and higher cost. These outcomes could seriously impair CoSine’s ability to consummate an acceptable strategic alternative.

If CoSine is unable to protect its intellectual property rights, acceptable strategic alternatives may not be available.
      CoSine relies on a combination of copyright, trademark, patent and trade secret laws and restrictions on disclosure to protect their intellectual property rights. Monitoring unauthorized use of CoSine’s products is difficult, and CoSine cannot be certain that the steps it has taken will prevent unauthorized use of CoSine’s technology. If CoSine is unable to protect its intellectual property rights, the value of their intellectual property may be impaired, adversely impacting their ability to consummate acceptable strategic alternatives.

If CoSine becomes involved in an intellectual property dispute, it could be subject to significant liability, the time and attention of CoSine’s management could be diverted from pursuing strategic alternatives.
      CoSine may become a party to litigation in the future to protect its intellectual property or because others may allege infringement of their intellectual property. These claims and any resulting lawsuits could subject it to significant liability for damages or invalidate CoSine’s proprietary rights. These lawsuits, regardless of their merits, likely would be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation alleging CoSine’s infringement of a third-party’s intellectual property also could force it to:

•	obtain from the owner of the infringed intellectual property right a license to sell the relevant technology, which license may not be available on reasonable terms, or at all; or

•	redesign those products or services that use the infringed technology.

CoSine has a history of losses that it expects will continue, and if it does not achieve profitability it may cease operations.
      At December 31, 2004, CoSine had an accumulated deficit of $516 million. CoSine has incurred net losses since its incorporation. If it does not achieve profitability and is unable to obtain additional financing, CoSine will run out of cash and cease operations.

If CoSine cannot obtain director and officer liability insurance in acceptable amounts for acceptable rates, we may have difficulty recruiting and retaining qualified directors and officers.
      Like most other public companies, CoSine carries insurance protecting its officers and directors against claims relating to the conduct of our business. This insurance covers, among other things, the costs incurred by companies and their management to defend against and resolve claims relating to management conduct and results of operations, such as securities class action claims. These claims typically are expensive to defend against and resolve. Cosine pays significant premiums to acquire and maintain this insurance, which is provided by third-party insurers, and CoSine agrees to underwrite a portion of such exposures under the terms of the insurance coverage. One consequence of the current economic downturn and decline in stock prices has been a substantial increase in the number of securities class actions and similar claims brought against public corporations and their management, including the company and certain of its current and former officers and directors. Consequently, insurers providing director and officer liability insurance have in recent periods sharply increased the premiums they charge for this insurance, raised retentions (that is, the amount of liability that a company is required to pay to defend and resolve a claim before any applicable insurance is provided), and limited the amount of insurance they will provide. Moreover, insurers typically provide only one-year policies. The insurance policies that may cover the current securities lawsuit against CoSine have a $500,000 retention. As a result, the costs CoSine incurs in defending this lawsuit will not be reimbursed until they exceed $500,000. The policies that would cover any future lawsuits may not provide any coverage to CoSine and may cover the directors and officers only in the event CoSine is unwilling or unable to cover their costs in defending against and resolving any future claims. As a result, CoSine’s costs in defending any future lawsuits could increase significantly. Particularly in the current economic environment, CoSine cannot assure you that in the future it will be able to obtain sufficient director and officer liability insurance coverage at acceptable rates and with acceptable deductibles and other limitations. Failure to obtain such insurance could materially harm CoSine’s financial condition in the event that it is required to defend against and resolve any future or existing securities class actions or other claims made against it or its management arising from the conduct of its operations. Further, the inability to obtain such insurance in adequate amounts may impair CoSine’s future ability to retain and recruit qualified officers and directors.

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
      A sensitivity analysis was performed on our December 31, 2004 investment portfolio based on a modeling technique that measures hypothetical fair market value changes that would result from a parallel shift in the yield curve of plus 100 basis points. Based on this analysis, a hypothetical 100 basis point increase in interest rates would result in a $40,000 decrease in the fair value of our investments in debt securities as of December 31, 2004.
Exchange Rate Sensitivity
      Currently, all of our revenue and most of our expenses are denominated in U.S. dollars. However, since a portion of our operations, sales and service activities are outside of the U.S., we have entered into transactions in other currencies. We are primarily exposed to changes in exchange rates for the Euro, Japanese yen, and British pound. Because we transact expenses only in foreign currency, we are adversely affected by a weaker U.S. dollar relative to major currencies worldwide. Additionally, because some of our obligations are denominated in foreign currencies, a weaker U.S. dollar creates foreign exchange losses. We have not engaged in any foreign exchange hedging activities to date.

Item 8.	Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
CoSine Communications, Inc.
      We have audited the accompanying consolidated balance sheet of CoSine Communications, Inc. (the “Company”) as of December 31, 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in Item 15(a)(2). The consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CoSine Communications, Inc. as of December 31, 2004 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      As discussed in Note 1 to the consolidated financial statements, the Company’s actions in September 2004, in connection with its ongoing evaluation of strategic alternatives, to terminate most of its employees and discontinue production activities in an effort to conserve cash raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Burr, Pilger & Mayer LLP
Palo Alto, California
March 21, 2005

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
CoSine Communications, Inc.
      We have audited the accompanying consolidated balance sheet of CoSine Communications, Inc. as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2) for each of the two years in the period ended December 31, 2003. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CoSine Communications, Inc. at December 31, 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein. The financial statement schedule does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets that may result from the outcome of the uncertainty regarding the Company’s ability to continue as a going concern.
      As discussed in Note 1 to the consolidated financial statements, the Company’s actions in September 2004, in connection with its ongoing evaluation of strategic alternatives, to terminate most of its employees and discontinue production activities in an effort to conserve cash raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP
San Jose, California
February 6, 2004, except for the third, fourth
and fifth paragraphs of Note 1, as to which the date is
February 14, 2005

COSINE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2004	2003

	(In thousands, except for share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$9,203	$19,719
Short-term investments	15,710	38,033
Accounts receivable:
Trade (net of allowance for doubtful accounts of $90 and $150 at December 31, 2004 and December 31, 2003, respectively)	1,328	4,962
Other	483	494
Inventory	—	4,003
Prepaid expenses and other current assets	949	2,668

Total current assets	27,673	69,879
Property and equipment, net	—	2,900
Long-term deposits	150	647

	$27,823	$73,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$252	$1,657
Accrued warranty liability	157	464
Other accrued liabilities	3,129	2,560
Accrued compensation	412	1,821
Deferred revenue	509	3,543
Current portion of equipment and working capital loans	—	129

Total current liabilities	4,459	10,174
Accrued rent	—	2,078

Total liabilities	4,459	12,252

Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, no par value, 3,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized; 10,159,790 and 10,176,845 shares issued and outstanding at December 31, 2004 and 2003, respectively	1	1
Additional paid-in capital	540,028	546,176
Notes receivable from stockholders	(1,520)	(6,659)
Accumulated other comprehensive income	614	533
Deferred compensation	—	(455)
Accumulated deficit	(515,759)	(478,422)

Total stockholders’ equity	23,364	61,174

	$27,823	$73,426

See accompanying notes.

COSINE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except for
	per share data)
Revenue:
Product	$6,924	$11,803	$20,623
Service	2,751	2,818	3,009

Total revenue	9,675	14,621	23,632
Cost of revenue	7,086	6,765	13,807

Gross profit	2,589	7,856	9,825

Operating expenses:
Research and development(2)	15,078	21,756	32,396
Sales and marketing(3)	10,052	13,808	28,271
General and administrative(4)	6,064	7,226	10,959
Restructuring and impairment charges	8,909	336	34,538

Total operating expenses	40,103	43,126	106,164

Loss from operations	(37,514)	(35,270)	(96,339)

Other income (expense):
Interest income	489	1,296	3,535
Interest expense(5)	(3)	(224)	(966)
Other(6)	(276)	(447)	313

Total other income (expense)	210	625	2,882

Loss before income tax provision	(37,304)	(34,645)	(93,457)
Income tax provision	33	287	509

Net loss	$(37,337)	$(34,932)	$(93,966)

Basic and diluted net loss per share	$(3.70)	$(3.57)	$(9.72)

Shares used in computing basic and diluted net loss per share	10,082	9,791	9,670

(1)	Cost of revenue includes $65 of non-cash credits related to equity issuances in 2004, $130 of non-cash charges related to equity issuances in 2003, and $101 of non-cash credits related to equity issuances in 2002.

(2)	Research and development expenses include $213 of non-cash credits related to equity issuances in 2004, $568 of non-cash charges related to equity issuances in 2003 and $385 of non-cash credits related to equity issuances in 2002.

(3)	Sales and marketing expenses include $195 of non-cash credits related to equity issuances in 2004, $124 of non-cash charges related to equity issuances in 2003 and $854 of non-cash credits related to equity issuances in 2002.

(4)	General and administrative expenses include $305 of non-cash credits related to equity issuances in 2004 and $459 and $925 of non-cash charges related to equity issuances in 2003 and 2002, respectively.

(5)	Interest expense includes nil, $30 and $131 of non-cash charges related to equity issuances in 2004, 2003 and 2002, respectively.

(6)	Other includes foreign exchange losses of $236, $432 and $281 in 2004, 2003 and 2002, respectively.
See accompanying notes.

COSINE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Notes	Accumulated
	Common Stock		Additional	Receivable	Other			Total
			Paid-In	from	Comprehensive	Deferred	Accumulated	Stockholders’
	Shares	Amount	Capital	Stockholders	Income	Compensation	Deficit	Equity

	(In thousands, except share data)
Balance at December 31, 2001	10,199,686	$1	$575,894	$(25,466)	$481	$(14,321)	$(349,524)	$187,065
Issuance of common stock in connection with stock options	29,239	—	262	—	—	—	—	262
Issuance of common stock in connection with the Employee Stock Purchase Plan	62,230	—	454	—	—	—	—	454
Repayment of notes receivable from stockholders	—	—	—	234	—	—	—	234
Repurchase of unvested shares	(332,063)	—	(14,841)	14,701	—	—	—	(140)
Remeasurement of deferred stock-based compensation	—	—	829	—	—	(829)	—	—
Cancellation of options with deferred stock compensation charges	—	—	(4,916)	—	—	4,916	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	7,960	—	7,960
Reversal of amortization in excess of vesting	—	—	(8,466)	—	—	—	—	(8,466)
Options with vesting accelerated or exercise deadline extended	—	—	27	—	—	—	—	27
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(93,966)	(93,966)
Unrealized loss on investments, net of tax	—	—	—	—	(209)	—	—	(209)
Translation adjustment, net of tax	—	—	—	—	260	—	—	260

Total comprehensive loss	—	—	—	—	51	—	(93,966)	(93,915)

Balance at December 31, 2002	9,959,092	1	549,243	(10,531)	532	(2,274)	(443,490)	93,481
Issuance of common stock in connection with stock options	245,629	—	1,207	—	—	—	—	1,207
Issuance of common stock in connection with the Employee Stock Purchase Plan	57,480	—	231	—	—	—	—	231
Repayment of notes receivable from stockholders	—	—	—	32	—	—	—	32
Repurchase of unvested shares	(85,356)	—	(3,905)	3,840	—	—	—	(65)
Remeasurement of deferred stock-based compensation	—	—	619	—	—	(619)	—	—
Cancellation of options with deferred stock compensation charges	—	—	(264)	—	—	264	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	2,174	—	2,174
Reversal of amortization in excess of vesting	—	—	(956)	—	—	—	—	(956)
Options with vesting accelerated or exercise deadline extended	—	—	1	—	—	—	—	1
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(34,932)	(34,932)
Unrealized loss on investments, net of tax	—	—	—	—	(315)	—	—	(315)
Translation adjustment, net of tax	—	—	—	—	316	—	—	316

Total comprehensive loss	—	—	—	—	1	—	(34,932)	(34,931)

Balance at December 31, 2003	10,176,845	1	546,176	(6,659)	533	(455)	(478,422)	61,174
Issuance of common stock in connection with stock options	28,804	—	144	—	—	—	—	144
Issuance of common stock in connection with Employee Stock Purchase Plan	23,491	—	82	—	—	—	—	82
Issuance of common stock for employee stock bonus	43,300	—	228	—	—	—	—	228
Issuance of warrant for services	—	—	48	—	—	—	—	48
Repurchase of unvested shares	(112,650)	—	(5,139)	5,139	—	—	—	—
Remeasurement of deferred stock-based compensation	—	—	(250)	—	—	250	—	—
Cancellation of options with deferred stock compensation charges	—	—	(58)	—	—	58	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	147	—	147
Reversal of amortization in excess of vesting	—	—	(1,203)	—	—	—	—	(1,203)
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(37,337)	(37,337)
Unrealized loss on investments, net of tax	—	—	—	—	(42)	—	—	(42)
Translation adjustment, net of tax	—	—	—	—	123	—	—	123

Total comprehensive loss	—	—	—	—	81	—	(37,337)	(37,256)

Balance at December 31, 2004	10,159,790	$1	$540,028	$(1,520)	$614	$—	$(515,759)	$23,364

See accompanying notes.

COSINE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Operating activities:
Net loss	$(37,337)	$(34,932)	$(93,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,398	2,715	10,448
Allowance for doubtful accounts	(60)	(113)	296
Non-cash charges related to inventory write-down	2,684	193	1,465
Write-down of property and equipment	1,427	—	18,761
Non-cash restructuring charges	2,014	66	(305)
Amortization of deferred stock compensation and charges related to vesting acceleration	147	2,175	7,987
Reversal of amortization in excess of vesting	(1,203)	(956)	(8,466)
Amortization of warrants issued for services	48	92	195
Issuance of common stock for employee stock bonus	228	—	—
Other	124	(11)	263
Change in operating assets and liabilities:
Accounts receivable (trade)	3,694	1,524	7,309
Other receivables	11	185	598
Inventory	1,319	(841)	589
Prepaid expenses and other current assets	1,644	1,294	1,487
Long-term deposits	497	333	(306)
Other assets	—	—	245
Accounts payable	(1,405)	(836)	(717)
Provision for warranty liability	(307)	(639)	(1,402)
Accrued compensation	(1,409)	113	(2,513)
Accrued other liabilities	(1,455)	(10,847)	4,373
Deferred revenue	(3,034)	2,099	(1,269)
Accrued rent	(2,078)	9	263
Other liabilities	—	—	(11)

Net cash used in operating activities	(32,968)	(38,377)	(54,676)

Investing activities:
Capital expenditures	(1,096)	(2,983)	(3,304)
Proceeds from sale of property and equipment	1,171	—	—
Purchase of short-term investments	(34,466)	(76,849)	(89,253)
Proceeds from sales and maturities of short-term investments	56,746	131,065	87,817

Net cash provided by (used in) investing activities	22,355	51,233	(4,740)

Financing activities:
Principal payments of equipment and working capital loans and capital leases	(129)	(3,772)	(6,032)
Proceeds from issuance of common stock, net	226	1,438	716
Proceeds from notes receivable from stockholders	—	32	234
Repurchase of common stock	—	(65)	(140)

Net cash provided by (used in) financing activities	97	(2,367)	(5,222)

Net (decrease) increase in cash and cash equivalents	(10,516)	10,489	(64,638)
Cash and cash equivalents at the beginning of the period	19,719	9,230	73,868

Cash and cash equivalents at the end of the period	$9,203	$19,719	$9,230

Supplemental information:
Cash paid for interest	$3	$195	$835

Income taxes paid	$41	$110	$509

Cancellation of notes receivable due to repurchase of unvested stock	$5,139	$3,840	$14,701

Net transfer from inventory to property and equipment	$—	$180	$191

Net transfer to property and equipment from inventory	$31	$—	$—

See accompanying notes.

COSINE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Description of Business
      CoSine Communications, Inc. (“the Company” or “CoSine”) was incorporated in California on April 14, 1997 and in August 2000 was reincorporated in the State of Delaware. CoSine was engaged in the development and sale of network-based, high-performance Internet service delivery platforms for the global business Internet Protocol Service Provider market.

Financial Results and Liquidity
      The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, at December 31, 2004, the Company has an accumulated deficit of $515,759,000 and has sustained a net loss during the year ended December 31, 2004 of $37,337,000. As of December 31, 2004, the Company’s business consisted primarily of a customer service capability operated under contract by a third party. The Company’s actions in September 2004, in connection with its ongoing evaluation of strategic alternatives, to terminate most of its employees and discontinue production activities in an effort to conserve cash raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects relating to the recoverability and classification of the recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.
      On July 29, 2004, CoSine announced that it was exploring various strategic alternatives and that the Company had hired an investment bank as its financial advisor.
      On September 8, 2004, CoSine announced that after an extensive evaluation of strategic alternatives, the Company initiated actions to lay-off most of its employees, retaining a limited team of employees to provide customer support and handle matters related to the ongoing exploration of strategic alternatives. Since September 8, 2004, the Company has taken a number of actions to reduce its operating expenses and conserve its cash. CoSine has notified its existing customers that the CoSine products are now formally discontinued and that existing customers may place “lifetime buy” orders to support their platform transition plans. The Company has sold, scrapped or written its inventory down to estimated net realizable value at December 31, 2004. The Company has taken steps to terminate contract manufacturing arrangements, contractor and consulting arrangements and facility leases. These activities continued through December 31, 2004 and will continue in 2005. CoSine’s business currently consists primarily of a customer service capability operated under contract by a third party. This customer service capability is set to expire on or before December 31, 2005.
      On January 7, 2005, CoSine entered into an Agreement and Plan of Merger with Tut Systems, Inc. in a stock-for-stock transaction pursuant to which CoSine will merge into a wholly-owned subsidiary of Tut Systems, Inc. Tut Systems, Inc. will issue approximately 6.0 million shares of its common stock to the shareholders of CoSine. The merger is subject to shareholder approval and normal closing conditions. On January 18, 2005, CoSine and each of its directors and officers were named as defendants in a class action lawsuit filed in the San Mateo County Superior Court on behalf of CoSine shareholders. The complaint alleges that the CoSine directors and officers breached their fiduciary duty to the corporation in connection with the proposed merger with Tut Systems, Inc. and requests that the merger be enjoined. CoSine and its directors believe that the allegations are without merit and intend to defend the action vigorously.

Consolidation
      The consolidated financial statements include all of the accounts of CoSine and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

COSINE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Impairment of Long-Lived Assets
      The Company evaluates the carrying value of long-lived assets, consisting primarily of property and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In assessing the recoverability of long-lived assets, the Company compares the carrying value of the assets to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, the assets will be written down to their estimated fair value. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon the Company’s weighted average cost of capital or specific appraisal, as appropriate. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of overall market conditions and the Company’s participation in the market.
      As a result of the Company’s assessment of its business, the Company concluded that indicators of impairment of our long-lived assets were present at September 30, 2004 and at June 30, 2004. Such indicators included ongoing operating losses, inability to achieve sustainable revenue growth, including the Company’s failure to attract new customers, and the Company’s decision to evaluate strategic alternatives. Accordingly, the Company performed an impairment test of the carrying value of our long-lived assets, consisting primarily of property and equipment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Based on an undiscounted cash flow analysis, the cash flows expected to be generated by the Company’s long-lived assets during their estimated remaining useful lives were not sufficient to recover the net book value of the assets. Consequently, the Company obtained a valuation report outlining the estimated fair value of the assets, based on quoted market prices, from an independent appraiser and recorded an impairment charge of $2.3 million to write down the carrying value of our long-lived assets held for use to their fair values in the second quarter of 2004. At September 30, 2004, the Company obtained competitive bids from qualified prospective purchasers to determine the fair values of long-lived assets. The fair values, as indicated by competitive bids, exceeded the net book value of the long-lived assets at September 30, 2004, accordingly no adjustment was made in the third quarter of 2004. During 2004, the Company had a gain of $0.9 million with the sale of previously written-down long-lived assets.
      In 2002, an impairment charge of $15,512,000 was recorded against property and equipment. In addition, assets that were either sold, disposed of or otherwise abandoned were written down by $3,248,000 to their estimated net realizable value.

Significant Concentrations
      Financial instruments that potentially subject CoSine to concentrations of credit risk primarily consist of cash, cash equivalents and short-term investments. CoSine mitigates investment risk by investing only in government and high quality corporate securities and by limiting the amount of exposure to any one issuer. Deposits held with financial institutions may exceed the amount of insurance provided on such deposits. The Company is exposed to credit risks in the event of default by these institutions to the extent of the amount

COSINE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
recorded on the balance sheet. CoSine has not experienced any material losses on its deposits of cash and cash equivalents.
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
      For the year ended December 31, 2004, CoSine recognized revenue from three customers who accounted for 24%, 15% and 14%, of total revenue, respectively. At December 31, 2004, CoSine had two customers who accounted for 58% and 15% of total accounts receivable, respectively. For the year ended December 31, 2003, CoSine had two customers who accounted for 41% and 12% of revenues, respectively. At December 31, 2003, CoSine had two customers who accounted for 52% and 19%, respectively, of total accounts receivable. For the year ended December 31, 2002, CoSine recognized revenue from two customers who accounted for 22% and 15% of total revenue, respectively. The Company generally does not require collateral and maintains adequate reserves for potential credit losses.

Guarantees
      CoSine, from time to time, enters into certain types of contracts that require the Company to indemnify parties against certain third party claims that may arise. These contracts primarily relate to: (i) certain real estate leases under which the Company may be required to indemnify property owners for environmental liabilities and other claims arising from the Company’s use of the applicable premises, (ii) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship, (iii) contracts under which the Company may be required to indemnify customers against loss or damage to property or persons as a result of willful or negligent conduct by CoSine employees or sub-contractors, (iv) contracts under which the Company may be required to indemnify customers against third party claims that a CoSine product infringes a patent, copyright or other intellectual property right and (v) procurement or license agreements under which the Company may be required to indemnify licensors or vendors for certain claims that may be brought against them arising from the Company’s acts or omissions with respect to the supplied products or technology.
      Generally, a maximum obligation is not explicitly stated. Because the obligated amounts associated with this type of agreement are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, CoSine has not been obligated to make payments for these obligations, and no liabilities have therefore been recorded for these obligations on its balance sheet as of December 31, 2004 and 2003.

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
      Short-term investments including cash equivalents and short-term investments, were as follows (in thousands):

	December 31,

	2004	2003

Money market funds	$13,593	$44,700
Commercial paper	5,127	11,065
Government securities	4,514	—

	23,234	55,765
Amounts classified as cash equivalents	(7,524)	(17,732)

	$15,710	$38,033

      As of December 31, 2004, there was a net unrealizable loss of $42,000. At December 31, 2003, the fair value approximated the amortized cost of available-for-sale securities. All available-for-sale securities have contractual maturities of one year or less.
      As of December 31, 2004 and 2003, $150,000 of restricted cash was included in long-term deposits. The amount represents a security deposit for corporate bank credit cards.

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

Inventories
      Net inventories stated at the lower of cost (first-in, first-out) or market, consisted of the following, (in thousands):

	December 31

	2004	2003

Raw materials	$—	$160
Semi-finished goods	—	3,466
Finished goods	—	377

	$—	$4,003

      In the quarter ended September 30, 2004, the Company announced that it had discontinued its products and accordingly wrote its inventory down to net realizable value. At December 31, 2004, all inventory had been sold, scrapped or written-off and there was no inventory awaiting customer acceptance. Included in net semi-finished goods at December 31, 2003 was $126,000 of goods used for customer evaluation purposes. Included in net finished goods inventory at December 31, 2003 was $160,000 of goods awaiting customer acceptance.
      In assessing the value of inventory prior to the September 2004 decision to discontinue its products, CoSine was required to make judgments as to future demand and then compare that demand with current

COSINE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
inventory quantities and firm purchase commitments. If inventories and firm purchase commitments are in excess of forecasted demand, the value of inventory is written down. CoSine generally used a 12-month forecast to assess future demand. Inventory write-downs were charged to cost of revenues. During 2004, CoSine sold $700,000 of previously written down inventory and $4.1 million of inventory was written down. During 2003, CoSine sold $891,000 of previously written-down inventory and $193,000 of inventory was written down. During 2002, CoSine sold $1,236,000 of previously written-down inventory and $646,000 of inventory was written down. In addition, charges of $113,000 and $819,000 were recorded in 2003 and 2002, respectively, in connection with excess purchase commitments at CoSine’s contract manufacturers.
      CoSine periodically reviews the rates used to determine overhead capitalization applied to inventory. As a result of restructuring activity and refinements in its business model, the Company adjusted the overhead absorption rate for raw materials and semi-finished goods downward during the year ended December 31, 2003. This change in estimate increased cost of revenue by $527,000 for the year ended December 31, 2003.

Property and Equipment
      At December 31, 2004, CoSine had sold, scrapped or written-off all of its property and equipment, in connection with the restructuring announced in September 2004. Property and equipment at December 31, 2003 is stated at cost, net of accumulated depreciation. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets (ranging from one to five years) or the related lease term, if shorter. Property and equipment consisted of the following (in thousands):

	December 31,

	2004	2003

Computer equipment	$—	$1,412
Furniture and fixtures	—	211
Leasehold improvements	—	30
Computer software	—	312
Manufacturing and laboratory equipment	—	5,423

	—	7,388
Accumulated depreciation	—	(4,488)

	$—	$2,900

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

COSINE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Changes in CoSine’s warranty liability were as follows (in thousands):

	2004	2003	2002

Beginning balance	$464	$1,103	$2,505
Warranty charged to cost of revenue	6	352	351
Utilization of warranties	(313)	(894)	(1,568)
Changes in estimated liability based on experience	—	(97)	(185)

Ending balance	$157	$464	$1,103

Stock-Based Compensation
      CoSine accounts for employee and director stock option grants using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations as described in Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation,” (FIN 44). The fair value disclosures required by Statement of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) are included below and in Note 6. SFAS 123 requires the disclosure of pro forma information regarding net loss and net loss per share as if CoSine had accounted for its stock options under the fair value method.
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
      Stock options granted to non-employees are accounted for in accordance with SFAS 123 and the Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services” (“EITF No. 96-18”) which requires the value of such options to be periodically remeasured as they vest over a performance period. The fair value of such options is determined using the Black-Scholes option pricing model.

COSINE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      The following table illustrates the effect on CoSine’s net loss and net loss per share if CoSine had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	2004	2003	2002

Net loss, as reported	$(37,337)	$(34,932)	$(93,966)
Add: Stock-based employee compensation expense included in reported net loss	147	2,175	7,987
Deduct: Reversal of amortization in excess of vesting	(1,203)	(956)	(8,466)
Deduct: Stock-based employee compensation expense determined under fair value method for all stock option grants (SFAS 123 expense)	(173)	(2,556)	5,202

Pro forma net loss	$(38,566)	$(36,269)	$(89,243)

Basic and diluted net loss per share, as reported	$(3.70)	$(3.57)	$(9.72)

Pro forma basic and diluted net loss per share	$(3.83)	$(3.70)	$(9.23)

      The fair value of CoSine’s options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2004	2003	2002

Weighted average fair value of shares granted	$4.41	$3.23	$2.73
Dividend yield	0.0%	0.0%	0.0%
Volatility	0.95	0.82	0.67
Risk free interest rate	2.6%	2.2%	3.0%
Expected life	4 years	4 years	4 years
      The estimated weighted average fair value of shares granted under the Purchase Plan in 2004 was $4.09, using a volatility of 0.64, risk-free interest rate of 2% and an expected life of one year. The estimated weighted average fair value of shares granted under the Purchase Plan in 2003 was $2.22, using a volatility of 0.47, risk-free interest rate of 1.3% and an expected life of one year. The estimated weighted average fair value of shares granted under the Purchase Plan in 2002 was $1.60, using a volatility of 0.67, risk-free interest rate of 1% and an expected life of one year.

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

COSINE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Revenue from perpetual software licenses is recognized upon shipment or acceptance, if required. Revenue from one-year term licenses is recognized on a straight-line basis over the one-year license term. Post delivery technical support, such as on-site service, phone support, parts and access to software upgrades, when and if available, is provided by CoSine under separate support service agreements. In cases where the support service is sold as part of an arrangement including multiple elements, CoSine allocates revenue to the support service based on the VSOE of the services and recognizes it on a straight-line basis over the service period. Revenue from consulting and training services is recognized as the services are provided.
      Amounts billed in excess of revenue recognized are included as deferred revenue in the accompanying consolidated balance sheets.

Cost of Revenue
      Cost of revenue is comprised primarily of material, labor, overhead, shipping costs, warranty costs and inventory write-downs. In addition, cost of revenue includes non-cash charges or credits related to equity issuances.

Research and Development
      Research and development expenditures, consisting primarily of materials, labor and overhead costs for the development and testing of prototypes and salaries and related personnel costs associated with independent research, are generally charged to operations as incurred.
      Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on CoSine’s product development process, technological feasibility is established upon the completion of a working model. Through December 31, 2004, capitalizable costs incurred after achieving technological feasibility have not been significant for any development project. Accordingly, CoSine has charged all such costs to research and development expense in the periods they were incurred.

Advertising Expense
      Advertising costs are expensed as incurred. For the years ended December 31, 2004 and 2003, the Company incurred no expense for advertising. Advertising costs amounted to $105,000 for the year ended December 31, 2002.

Net Loss Per Share
      Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the periods presented, less the weighted-average shares outstanding that are subject to CoSine’s right of repurchase. Diluted net loss per share would give effect to the dilutive effect of common stock equivalents consisting of stock options and warrants (calculated using the treasury stock method) and convertible preferred stock.

COSINE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents the calculation of basic and diluted net loss per share for each year (in thousands, except per share data):

	Year Ended December 31

	2004	2003	2002

Net loss	$(37,337)	$(34,932)	$(93,966)

Basic and diluted:
Weighted average shares of common stock outstanding	10,199	9,999	10,095
Less: weighted average shares subject to repurchase	117	208	425

Weighted-average shares used in basic and diluted net loss per share	10,082	9,791	9,670

Basic and diluted net loss per share	$(3.70)	$(3.57)	$(9.72)

      During all periods presented, CoSine had stock options and warrants outstanding that could potentially dilute earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. These shares amounted to 879,000, 1,280,000 and 1,332,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Segment Reporting
      CoSine operates in only one segment: IP Service Delivery Platforms. Substantially all of CoSine’s assets are located in the United States.
      Revenues from customers by geographic region for the years ended December 31, 2004, 2003 and 2002 were as follows (in thousands):

Region	Revenue

2004
Europe	$3,053
Japan	1,620
Korea	1,602
Rest of Asia/ Pacific	36
United States	3,364

$9,675

2003
Europe	$2,676
Japan	2,957
Korea	1,717
Rest of Asia/ Pacific	463
United States	6,808

$14,621

COSINE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Region	Revenue

2002
Europe	$5,726
Japan	4,726
Korea	2,911
Rest of Asia/ Pacific	1,846
United States	8,423

$23,632

Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. SFAS 123R requires companies to assess the most appropriate model to calculate the value of the options. There are a number of requirements under the new standard that would result in differing accounting treatment than currently required. These differences include, but are not limited to, accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan. SFAS 123R must be adopted no later than July 1, 2005 and the Company will begin to apply it in the quarter beginning on that date. The adoption of SFAS 123R is expected to result in an increase in expense during the second half of 2005 based on unvested options outstanding as of December 31, 2004 and current compensation plans. While the effect of adoption depends on the level of share-based payments granted in the future and unvested grants on the date the Company adopts SFAS 123R, the effect of this accounting standard on its prior operating results would approximate the effect of SFAS 123 as described in the disclosure of pro forma net loss and net loss per share.
      In March 2004, the FASB issued Emerging Issues Task Force No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”), which provided new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. The Company will evaluate the impact of EITF 03-1 once final guidance is issued.
Reclassifications
      Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassification had no effect on total assets or net loss.

2.	Equipment and working capital loans
      CoSine entered into an equipment and working capital loan agreements that were secured by the assets purchased using the loans. Principal and interest were due in monthly installments through March 2004. These equipment and working capital loans were fully paid-off in 2004. At December 31, 2003, the unpaid principal balance was $129,000.

COSINE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Leases
      CoSine leases its facilities under operating leases, with terms ranging to May 2006. Future minimum payments for all operating leases are as follows at December 31, 2004 (in thousands):

Operating
Leases

2005	$27
2006	6

Total minimum lease payments	$33

      Rent expense was $2,748,000, $3,126,000 and $6,056,000 for the years ended December 31, 2004, 2003 and 2002, respectively, and is calculated on a straight-line basis.

4.	Commitments and Contingencies
      On November 15, 2001, we along with certain of our officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now captioned In re CoSine Communications, Inc. Initial Public Offering Securities Litigation, Case No. 01 CV 10105. The complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering. The complaint brings claims for the violation of several provisions of the federal securities laws against those underwriters, and also against us and each of the directors and officers who signed the registration statement relating to the initial public offering. The plaintiffs seek unspecified monetary damages and other relief. Similar lawsuits concerning more than 300 other companies’ initial public offerings were filed during 2001, and this lawsuit is being coordinated with those actions in the Southern District of New York before Judge Shira A. Scheindlin.
      On or about July 1, 2002 an omnibus motion to dismiss was filed in the coordinated litigation on behalf of the issuer defendants, of which we and our named officer and directors are a part, on common pleading issues. In October 2002, pursuant to stipulation by the parties, the Court entered an order dismissing our named officers and directors from the action without prejudice. On February 19, 2003, the Court dismissed the Section 10(b) and Rule 10b-5 claims against us but did not dismiss the Section 11 claims against us.
      In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the court for approval. The terms of the settlement, if approved, would dismiss and release all claims against the participating defendants (including us). In exchange for this dismissal, D&O insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. The settlement is subject to a number of conditions, including court approval, which cannot be assured. If the settlement is not consummated, we intend to defend the lawsuit vigorously. However, we cannot predict its outcome with certainty. If we are not successful in our defense of this lawsuit, we could be forced to make significant payments to the plaintiffs and their lawyers, and such payments could have a material adverse effect on our business, financial condition and results of operations if not covered by our insurance carrier. Even if these claims are not successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business, results of operations and financial position.
      On January 18, 2005, CoSine and its officers and directors were named as defendants in a securities class action lawsuit filed in San Mateo County Superior Court. The suit requests that the acquisition of CoSine by Tut Systems, Inc be enjoined due to alleged self-dealing and breach of fiduciary duties by CoSine’s officers and directors. CoSine believes that the allegations contained in the complaint are meritless and intends to

COSINE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
vigorously defend against such claims. An unfavorable resolution of this litigation could have a material adverse effect on the proposed merger with Tut Systems, Inc.
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

6.	Stockholders’ Equity

Common Stock
      CoSine has authorized shares of common stock for future issuance at each year end as follows (in thousands):

	2004	2003

Stock options:
Options outstanding	590	1,246
Available for future grants	2,487	1,747
Warrants outstanding	289	34

	3,366	3,027

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
      The 1997 Plan also allowed for the exercise of options before vesting and the related issuance of restricted stock that is subject to right of repurchase by CoSine. The rights of repurchase generally lapse at the rate noted above. At December 31, 2004, all repurchase rights had lapsed. At December 31, 2003, 3,333 shares of common stock were subject to repurchase at an aggregate repurchase price of $233,737. During 2004 and 2003, employees defaulted on notes receivable in the amounts of $5,139,000 and $3,840,000, respectively, secured by 112,650 shares and 85,356 shares of common stock, respectively. The shares were returned to the Company.

COSINE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Effective upon the initial public offering, the 1997 Plan was terminated and the shares reserved and unissued under the 1997 Plan were reserved for issuance under the 2000 Plan.

2000 Stock Option Plan
      In May 2000, the board of directors adopted the 2000 Stock Plan (“2000 Plan”). The 2000 Plan was approved by CoSine’s shareholders before the completion of the initial public offering. The 2000 Plan provides for the grant of incentive stock options to employees, and for the grant of nonstatutory stock options and stock purchase rights to employees, directors and consultants. Incentive stock options granted under the 2000 Plan will be at prices not less than the fair value of the common stock at the date of grant. The term of each option will be determined by the administrator of the plan, generally 10 years or less.
      CoSine has authorized 2,215,779 shares of common stock for issuance under the 2000 Plan. At December 31, 2004 and 2003, a total of 1,588,741 and 1,066,640 shares were available for future options grants under the 2000 Plan, respectively.

2002 Stock Option Plan
      In January 2002, the board of directors adopted the 2002 Stock Plan (“2002 Plan”). The purpose of the 2002 Plan is to make available for issuance certain shares of common stock that have been (i) previously issued pursuant to the exercise of stock options granted under the 1997 Plan and (ii) subsequently reacquired by CoSine pursuant to repurchase rights contained in restricted stock purchase agreements or pursuant to optionee defaults on promissory notes issued in connection with the exercise of such options (“Reacquired Shares”). Under the terms of the 1997 Plan and the 2000 Plan, these Reacquired Shares would not otherwise have been available for reissuance. Only shares that were previously issued under the 1997 Plan and subsequently reacquired by CoSine have been or will be reserved for issuance under the 2002 Plan.
      CoSine has authorized up to a maximum of 1,000,000 shares of common stock for issuance of Reacquired Shares under the 2002 Plan. At December 31, 2004, there were an aggregate of 842,248 Reacquired Shares under the 2002 Plan. At December 31, 2004 and 2003, a total of 791,274 and 656,538 shares were available for future options grants under the 2002 Plan, respectively.
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

2000 Director Option Plan
      In May 2000, the board of directors adopted the 2000 Director Option Plan (“Director’s Plan”), which was effective upon the closing of the initial public offering. At December 31, 2004, and 2003, a total of 48,000 shares of common stock have been authorized for issuance under the Director’s Plan. At December 31, 2004 and 2003, a total of 24,000 shares were available for future options grants under the Director’s Plan.
      The Director’s Plan will automatically grant an option to purchase 8,000 shares of common stock to each non-employee directors when he or she is first elected to CoSine’s board of directors following the initial public offering. The Director’s Plan also provides that each non-employee director who had been a member of the board of directors for at least six months before the date of each annual stockholders’ meeting would receive an automatic annual grant of options to acquire 2,000 shares of common stock.

COSINE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The options have an exercise price per share equal to the fair market value of common stock at the date of grant and have a term of 10 years. Initial options vest and become exercisable in four equal annual increments immediately following the date of grant. Later additional options granted vest and become exercisable on the fourth anniversary of the date of grant.

Summary Stock Option Plan Activity
      Stock activity under the Stock Option Plans was as follows (in thousands, except per share data):

		Options Outstanding

			Weighted-
	Shares		Average
	Available for		Price per
	Grant	Shares	Share

Balance as of December 31, 2001	859	1680	$23.57
Repurchased	645	—	—
Granted	(1,884)	1,884	9.26
Exercised	—	(30)	9.73
Canceled	2,236	(2,236)	20.05

Balance as of December 31, 2002	1,856	1,298	9.18
Repurchased	85	—	—
Granted	(695)	695	5.42
Exercised	—	(246)	4.93
Canceled	501	(501)	11.45

Balance as of December 31, 2003	1,747	1,246	7.01
Repurchased	113	—	—
Granted	(86)	86	6.67
Exercised	—	(29)	5.00
Canceled	713	(713)	5.50

Balance as of December 31, 2004	2,487	590	$8.88

      The following table summarizes information concerning options outstanding and exercisable at December 31, 2004 (in thousands, except per share data):

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	of Shares	Life (Years)	Price	Shares	Price

$ 4.00 - 4.94	2	8.1	$4.66	2	$4.66
5.00	314	6.4	5.00	276	5.00
5.20	182	8.4	5.20	88	5.20
6.12 - 9.80	38	8.5	7.33	8	7.05
11.40 - 17.70	23	6.8	15.22	22	15.27
22.30 - 120.00	32	5.7	65.08	24	79.61

$ 4.00 - 120.00	590	7.1	$8.88	421	$9.87

COSINE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2000 Employee Stock Purchase Plan
      In May 2000, the board of directors adopted the 2000 Employee Stock Purchase Plan (“Purchase Plan”), which was effective upon the closing of the initial public offering. The Purchase Plan qualifies under the provisions of section 423 of the 1986 Internal Revenue Code of the United States. A total of 654,185 shares are authorized for issuance under the Purchase Plan. Under the terms of the Purchase Plan, employees may contribute through payroll deductions up to 10% of their compensation to purchase shares at a price equal to 85% of the lower of the fair market value of the common stock at the beginning of the offering period or at the end of the offering period.

Stock-Based Compensation
      During the year ended December 31, 2000, CoSine issued stock options to employees with exercise prices that it believed represented the fair value of the stock. In March 2000, after CoSine began the initial public offering process, CoSine reevaluated the fair value of its common stock. In connection with the reevaluation, CoSine recorded deferred stock compensation for these stock option grants of $81,029,000 in the year ended December 31, 2000, representing the difference between the fair value of the common stock for financial reporting purposes and the exercise price of the underlying options. This amount was recorded as a reduction of stockholders’ equity and is being amortized over the vesting period of the individual options, generally four years, using the graded vesting method. CoSine recorded amortization of deferred stock compensation of $92,000, $1,377,000 and $7,273,000 for the years ended December 31, 2004, 2003 and 2002, respectively. When an employee terminates, an expense credit is recorded for any amortization that has been previously recorded as an expense in excess of vesting. For the years ended December 31, 2004, 2003 and 2002, credits of $143,000, $956,000 and $8,466,000, respectively, were recorded to reverse deferred stock compensation amortization in excess of vesting. In 2004 and 2003, CoSine additionally recorded a reversal of deferred stock compensation of $13,000 and $196,000, respectively, due to employee terminations.
      During the year ended December 31, 2000, CoSine granted common stock options to non-employees at exercise prices that range from $40.00 to $95.00 per share for services provided to CoSine. These options are included in the option tables disclosed above. The options generally vest over four years at a rate of 25% one year from the grant date and ratably monthly thereafter and expire 10 years after the grant date. CoSine recognized expense of $4,000 in 2001 for these transactions, and no expense in 2004, 2003 or 2002 for these transactions. The fair value of these options was periodically re-measured as they vested over the performance period and was estimated using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5%, expected life of 10 years, a dividend yield of zero, and an expected volatility of CoSine’s common stock of 0.6.
      During the year ended December 31, 2000, CoSine converted full-recourse promissory notes received from employees upon the early exercise of unvested employee stock options to non-recourse obligations. Accordingly, CoSine is required to re-measure the compensation associated with these shares until the earlier of the note being repaid or defaulted. The result of each re-measurement is deferred compensation expense, which is amortized over the remaining vesting period of the underlying options. In 2004 and 2003, CoSine recorded no amortization or changes to deferred stock compensation for employee stock options exercised with non-recourse promissory notes. In 2002, CoSine recorded a reversal of deferred stock compensation of $4,916,000 due to employee terminations, a reduction of deferred compensation of $282,000 due to the re-measurement of compensation associated with these unvested shares and amortization of $173,000.
      On November 1, 2002, CoSine re-priced 1,091,453 outstanding employee stock options to purchase shares of CoSine’s common stock with original exercise prices ranging from $5.45 per share to $159.38 per share. These options were re-priced to $5.00 per share, $1.00 more than the fair market value of the underlying shares on the re-pricing date. Compensation associated with these options will be re-measured until they are exercised, canceled, or expire. During 2004, CoSine recorded amortization of $55,000, a reversal of deferred

COSINE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
compensation of $250,000 due to price decreases and a reversal of deferred compensation of $45,000 due to terminated employees. Also in 2004, CoSine recorded $1,019,000 in reversals of deferred compensation amortization and $41,000 reversal due to amortization in excess of vesting for terminated employees. During 2003, CoSine recorded deferred stock compensation in relation to re-priced stock options amounting to $619,000 and amortization of $797,000, as the price of CoSine’s stock at December 31, 2003 was higher than the re-priced amount. In 2003, CoSine additionally recorded a reversal of deferred stock compensation of $68,000 due to employee terminations. During 2002, CoSine recorded deferred stock compensation in relation to re-priced stock options amounting to $1,111,000 and amortization of $514,000, as the price of CoSine’s stock at the end of the quarter after the November 2002 re-pricing was higher than the re-priced amount.
      On July 10, 2001, CoSine re-priced 722,071 outstanding employee stock options to purchase shares of CoSine’s common stock with original exercise prices ranging from $40.00 per share to $400.00 per share. These options were re-priced to $15.50 per share, the fair market value of the underlying shares on the re-pricing date. Compensation associated with these options will be re-measured until they are exercised, canceled, or expire. During the years ended December 31, 2004, 2003 and 2002, CoSine did not record any deferred stock compensation in connection with these re-priced options, as the price of CoSine’s stock was not higher than the re-priced amount at any quarter-end during those periods.

Warrants
      During the period from August 1998 to April 2000, CoSine issued warrants to purchase common stock to various consultants, lessors, lenders, service providers and customers. The warrants had a variable measurement date and, accordingly, were periodically revalued based on the guidance of EITF No. 96-18. The fair value of these warrants has been amortized over the expected life of the warrants. Except for the warrants discussed below, all warrants were fully amortized as of December 31, 2004 and will no longer affect the Company’s financial statements.
      In August 1998, in connection with a facilities lease arrangement, CoSine issued warrants to purchase 15,792 shares of series A preferred stock. The warrants were exercisable at any time at no cost to the holder and expired on the earlier of five years following the issue date or a corporate reorganization. The warrants had a variable measurement date and accordingly they were periodically revalued based on the guidance of EITF No. 96-18. The warrants vested over a period of one year and their fair value was calculated to be $767,000 at December 31, 1999 using the Black-Scholes option pricing model, utilizing a volatility factor of 0.6, risk-free interest rate of 5%, and an initial expected life of five years. The fair value of the warrants was being amortized over the term of the lease. These warrants were exercised in June 2000 and converted into 63,642 shares of common stock upon the completion of the initial public offering in September of 2000. The facilities lease was terminated in December 2004, accordingly, the $388,000 unamortized balance of the warrants was charged to restructuring costs in 2004. At December 31, 2003, CoSine had $435,000 of unamortized warrant charges related to the facilities lease.
      In the second quarter of 2004, the Company issued to a reseller a warrant to acquire 254,489 shares of CoSine stock at an exercise price of $4.65 per share. The warrant has a two-year term beginning May 28, 2004 and vests ratably over the term. If during the two-year term (1) any person or entity acquires a greater than 50% interest in CoSine or the ownership or control of more than 50% of the voting stock of CoSine or (2) CoSine sells substantially all of its intellectual property assets, the warrant becomes exercisable. Even if the reseller does not immediately exercise the warrant upon the occurrence of such an event that makes the warrant exercisable (a “trigger event”), the reseller shall be entitled to securities, cash and property to which it would have been entitled to upon the consummation of the trigger event, less the aggregate price applicable to the warrant. CoSine calculated the fair value of the warrant to be approximately $487,000 using the Black-Scholes valuation method, using a volatility factor of .97, a risk-free interest rate of 2.5%, and an expected life of two years. The fair value of the warrant is being amortized over the two-year expected life of the warrant.

COSINE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During the year ended December 31, 2004, CoSine amortized $6,000 to cost of revenue and $42,000 to general and administrative expenses.
      At December 31, 2004 and 2003, warrants to purchase 288,727 and 34,238 shares of common stock at prices ranging from $4.65 to $80.00 per share and $7.38 to $80.00 per share, respectively, were outstanding.

7.	Related Parties
      As of December 31, 2004 and 2003, CoSine had non-recourse promissory notes receivable of $600,000 from an officer of CoSine for the payment of stock option exercises. The note is secured by a pledge of CoSine’s common stock and has an annual interest rate of 6.77%. The note and accrued but unpaid interest are due and payable during 2008. During 2003, one officer, whose employment with CoSine terminated, defaulted on the payment of a non-recourse loan amounting to $175,000, secured by 4,375 shares of common stock.
      As of December 31, 2004 and 2003, CoSine had non-recourse promissory notes receivable secured by a pledge of CoSine’s common stock totaling $920,200 and $6,059,000, respectively, from non-officer employees of CoSine for the payment of stock option exercises. Yearly interest on the notes ranges from 6.09% to 6.77%. The notes are due and payable at the earliest of 10 years from the date of loan, the date of the employee’s termination or the date the shares are sold. During 2004 and 2003, non-officer employees defaulted on notes receivable in the amounts of $5,139,000 and $3,665,000, respectively, secured by 112,650 and 80,981 shares of common stock, respectively.

8.	Income Taxes
      The provisions for income taxes of $33,000, $287,000 and $509,000 for the years ended December 31, 2004, 2003 and 2002, respectively, are comprised entirely of foreign corporate income taxes. The difference between the provisions for income taxes and the amounts computed by applying the federal statutory income tax rate to the losses before income taxes are explained below (in thousands):

	2004	2003	2002

U.S. federal tax benefit at federal statutory rate	$(12,683)	$(11,780)	$(32,888)
Loss for which no tax benefit is currently recognizable	12,825	11,910	30,828
Non-cash charges related to equity issuances	(109)	157	2,569

Total provision	$33	$287	$509

COSINE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of CoSine’s deferred tax assets are as follows (in thousands):

	December 31,

	2004	2003

Deferred tax assets:
Net operating loss carryforwards	$125,976	$101,653
Equity related charges	(193)	150
Tax credit carryforwards	8,435	8,359
Deferred revenue	3	579
Inventory reserve	157	5,471
Capitalized research and development	8,170	9,332
Capital loss carryforward	27,789	27,789
Accruals and reserves not currently deductible	1,358	7,879

Total deferred tax assets	171,695	161,212
Valuation allowance	(171,695)	(161,212)

Net deferred tax assets	$—	$—

      Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” provides for the recognition of deferred tax assets if realization of the deferred tax assets is more likely than not. Based upon the weight of available evidence, which includes CoSine’s historical operating performance and the reported cumulative net losses in all prior years, CoSine has provided a full valuation allowance against its net deferred tax assets. The valuation allowance increased by $10,483,000 in 2004 and by $40,055,000 in 2003. The valuation allowance at December 31, 2004 includes approximately $(193,000) relating to equity issuances, compared to approximately $150,000 at December 31, 2003.
      As of December 31, 2004, CoSine had federal net operating loss carryforwards of approximately $337,000,000, which will begin to expire in 2018 if not utilized and state net operating loss carryforwards of approximately $190,000,000, which will begin to expire in 2007 if not utilized.
      As of December 31, 2004, CoSine also had federal and state research and development tax credit carryforwards of approximately $7,113,000 and $7,967,000, respectively. The federal tax credit carryforwards will expire at various dates beginning in 2013, if not utilized. The state credits do not expire.
      During fiscal 2003, the Company liquidated a certain subsidiary, resulting in a capital loss carryforward of approximately $69,470,000. These losses may only be offset against future capital gains and will expire in fiscal 2008 if not utilized.
      Use of the net operating loss and tax credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization.

9.	Restructuring and Impairment Charges

December 2004 Restructuring
      In the quarter ended December 31, 2004, CoSine continued its previously announced actions to terminate the remainder of its workforce, with a charge of $619,000, terminate the lease of its facilities in Redwood City,

COSINE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
California, for a net charge of $2,522,000, representing a cash payment of $3,763,000, forfeiture of a $420,000 lease deposit, plus the write-off of $388,000 unamortized value of warrants issued in connection with the original execution of the lease, net of a reversal of accrued rent of $2,049,000, and terminated its office lease in Japan for a net charge of $396,000. In addition, CoSine accrued $1,037,000 for the termination of non-cancelable software license agreements, as the licenses were not expected to be used in the ongoing operations.
      Activity related to the December 2004 restructuring is as follows, (in thousands):

	Worldwide		Software
	Workforce	Lease	License
	Reduction	Terminations	Terminations	Total

December 2004 restructuring charges	$619	$2,918	$1,037	$4,574
Cash payments	(66)	(3,900)	—	(3,966)
Write offs	—	982	—	982

Provision balance at December 31, 2004	$553	$—	$1,037	$1,590

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
      Effective September 23, 2004, CoSine approved severance agreements to Stephen Goggiano, its president and chief executive officer, and Terry Gibson, its chief financial officer, covering the period of August 1, 2004 through the earlier of (i) December 31, 2004 or (ii) the termination of their respective employments due to the elimination of their respective jobs if caused by a merger, sale, acquisition, liquidation, dissolution, consolidation or similar corporate transaction, in exchange for their continued service to CoSine as it explores strategic alternatives, including a sale of the Company, a sale or licensing of products, intellectual property, or individual assets or a winding-up and liquidation of the business. In exchange for their continued service during this time period, Mr. Goggiano and Mr. Gibson will each receive a retention bonus equal to 100% of their base 2004 annual salary payable on or before December 31, 2004. In addition, upon completion of these services, CoSine shall pay for the cost of Mr. Goggiano’s and Mr. Gibson’s health care coverage for a period of 12 months after termination of their respective employment. These amounts were charged to restructuring in December 2004.
      Activity related to the September 2004 restructuring is as follows (in thousands):

		Write-Down
	Worldwide	of Inventory	Manufacturing
	Workforce	and Prepaid	Agreement
	Reduction	Royalty	Termination	Total

September 2004 restructuring charges	$2,872	$3,541	$375	$6,788
Cash payments	(2,448)	—	(278)	(2,726)
Write offs	—	(3,541)	(97)	(3,638)

Provision balance at December 31, 2004	$424	$—	$—	$424

COSINE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      Activity related to the May and March 2003 restructurings for the year ended December 31, 2003 was as follows, (in thousands):

	Worldwide	Lease
	Workforce	Termination
	Reduction	and Other	Total

Charges	$277	$17	$294
Cash payments	(284)	(12)	(296)
Non-cash items	(20)	(4)	(24)
Accrual adjustment	75	(1)	74

Provision balance at December 31, 2003	48	—	48
Cash payments	(38)		(38)
Accrual adjustment	(10)		(10)

Provision balance at December 31, 2004	$—	$—	$—

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
      Activity related to the October 2002 restructuring for the years ended December 31, 2003 and 2002 was as follows, (in thousands):

	Worldwide	Lease
	Workforce	Termination
	Reduction	and Other	Total

Charges	$1,945	$7,854	$9,799
Cash payments	(1,628)	—	(1,628)
Deposit forfeiture and deferred rent	—	305	305

Provision balance at December 31, 2002	317	8,159	8,476
Cash payments	(310)	(8,112)	(8,422)
Accrual adjustment	(7)	(47)	(54)

Provision balance at December 31, 2003	$—	$—	$—

COSINE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      Activity related to the May 2002 restructuring for the years ended December 31, 2004, 2003 and 2002 was as follows, (in thousands):

	Worldwide	Write-Down	Lease
	Workforce	of Property	Commitments
	Reduction	and Equipment	and Other	Total

Charges	$3,660	$3,248	$2,318	$9,226
Cash payments	(3,660)	—	(1,503)	(5,163)
Non-cash charges	—	(3,248)	—	(3,248)

Provision balance at December 31, 2002	—	—	815	815
Cash payments			(677)	(677)
Non-cash charges	—	—	(42)	(42)
Accrual adjustment	—		22	22

Provision balance at December 31, 2003	—	—	118	118
Cash payments			(153)	(153)
Non-cash charges	—	—	—	—
Accrual adjustment	—	—	35	35

Provision balance at December 31, 2004	$—	$—	$—	$—

April and September 2001 Restructuring
      At December 31, 2001, the Company had accrued $1.1 million to accrued restructuring related to severance and lease commitments. The full amount was paid in 2002.

Impairment of Long-lived Assets

2004 Impairment Charges
      At June 30, 2004, the Company made an assessment of its business and concluded that indicators of impairment were present at June 30, 2004. Such indicators included ongoing operating losses and inability to achieve sustainable revenue growth, including the Company’s failure to attract new customers, and the Company’s decision to evaluate strategic alternatives. Accordingly, the Company performed an impairment test of the carrying value of its long-lived assets, consisting primarily of property and equipment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Based on an undiscounted cash flow analysis, the cash flows expected to be generated by the Company’s long-lived assets during their estimated remaining useful lives were not sufficient to recover the net book value of the assets.

COSINE COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consequently, the Company obtained a valuation report outlining the estimated fair value of the assets, based on quoted market prices, from an independent appraiser and recorded an impairment charge of $2.3 million to write down the carrying value of the long-lived assets held for use to their fair values in the second quarter of 2004.
      At September 30, 2004, the Company concluded that indicators of impairment were again present. Such indicators included ongoing operating losses, inability to achieve sustainable revenue growth, and the Company’s decision to evaluate strategic alternatives. Accordingly, the Company performed an impairment test of the carrying value of its long-lived assets, consisting primarily of property and equipment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Based on an undiscounted cash flow analysis, the cash flows expected to be generated by the Company’s long-lived assets during their estimated remaining useful lives were not sufficient to recover the net book value of the assets. Consequently, the Company obtained competitive bids from qualified prospective purchasers to determine their fair values. The fair values of the long-lived assets, as indicated by competitive bids, exceeded the net book value of the long-lived assets at September 30, 2004, accordingly, no further impairment adjustment was made in the third quarter of 2004. During 2004, we had a gain of $0.9 million with the sale of previously written-down long-lived assets. At December 31, 2004, we had sold or scrapped all of our long-lived assets.

2002 Impairment Charges
      As a result of CoSine’s assessment of market conditions and the related effect on its business plan, the Company concluded that indicators of impairment of its long-lived assets were present during the second and third quarters of 2002. Accordingly, the Company performed an impairment test of the carrying value of its long-lived assets, consisting primarily of property and equipment, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Based on an undiscounted cash flow analysis, the cash flows expected to be generated by CoSine’s long-lived assets during their estimated remaining useful lives were not sufficient to recover the net book value of the assets. Consequently, the Company obtained a valuation report outlining the estimated fair value of the assets, based on quoted market prices, from an independent appraiser and recorded an impairment charge of $15,512,000 to write the carrying value of its long-lived assets held for use down to their fair values in the second and third quarters of 2002. In addition, property and equipment that was idled or abandoned was written down by approximately $3,248,000 to its estimated net realizable value.

10.	Subsequent Events
      In January 2005, non-recourse notes receivable due from former employees, including an officer, in the amount of $1,520,000, were cancelled in exchange for 69,155 shares of common stock.
      CoSine’s chief executive officer died on January 14, 2005. On January 16, 2005, CoSine’s Board of Directors appointed CoSine’s chief financial officer to the post of chief executive officer.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      On September 14, 2004, CoSine Communications, Inc (the “Company”) was advised by Ernst & Young LLP (“E&Y”) that it will resign as the Company’s independent registered public accounting firm effective upon the filing of the Company’s quarterly report on Form 10-Q for the quarter ending September 30, 2004. E&Y resigned on November 15, 2004.
      On October 11, 2004, the audit committee of the board of directors of CoSine Communications, Inc (the “Company”) engaged Burr, Pilger & Mayer LLP as the Company’s new independent registered public accounting firm to provide financial audit services.

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
      Changes in Internal Controls. In connection with its audit of our consolidated financial statements for the year ended December 31, 2004, Burr, Pilger & Mayer LLP identified significant deficiencies, which represent material weaknesses. The material weaknesses were related to a lack of adequate segregation of duties. In addition, significant audit adjustments were needed to accrued expenses and shareholders’ equity that were the result of an insufficient quantity of experienced resources involved with the financial reporting and year end closing process resulting from staff reductions associated with the downsizing of the Company.
      Prior to the issuance of our consolidated financial statements, we completed the account reconciliations, analyses and our management review such that we can certify that the information contained in our consolidated financial statements for the year ended December 31, 2004, fairly presents, in all material respects, the financial condition and results of operations of the Company.
      Limitations on Effectiveness of Controls and Procedures. Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.	Other Information
      None

PART III

Item 10.	Directors and Executive Officers of the Registrant
DIRECTORS
      The names of our directors and their ages, titles and biographies as of March 25, 2005 appear below. Our board of directors has determined that each of our outside directors (Messrs. Green, Spreng and Abbe) are “independent directors” as defined in the applicable Nasdaq listing standards and meet all additional independence requirements set forth in SEC rules for membership on the Audit Committee.

Name	Age	Position

Donald Green	73	Chairman of the Board of Directors
R. David Spreng	43	Director
Terry Gibson	51	Director, Chief Executive Officer and Chief Financial Officer
Charles J. Abbe	63	Director
      Donald Green, 73, has served as Chairman of our Board of Directors since March 2002 and as a director since June 1999. Mr. Green was a co-founder of Advanced Fibre Communications, Inc., a provider of multi-service access solutions for the telecommunications industry, and served as its Chairman of the Board from May 1999 until his retirement in September 2001, and also served as Chief Executive Officer from May 1992 to May 1999. Mr. Green holds a higher national certificate in electrical engineering from Willesdon Technical College.
      R. David Spreng, 43, has served as a director of CoSine since December 1998. Mr. Spreng has served as the managing general partner of Crescendo Venture Management, LLC since September 1998. Mr. Spreng served as President of IAI Ventures, Inc. from March 1996 to September 1998 and served in various capacities at Investment Advisers, Inc. since 1989. Mr. Spreng is also a director of Callidus Software Inc., a provider of enterprise incentive management software. Mr. Spreng holds a B.S. in finance and accounting from the University of Minnesota.
      Terry Gibson has served as a director and Chief Executive Officer of CoSine since January 16, 2005 and as Executive Vice President and Chief Financial Officer since joining CoSine in January 2002. Prior to joining us, Mr. Gibson served as Chief Financial Officer of Calient Networks, Inc. from May 2000 through December 2001. He served as Chief Financial Officer of Ramp Networks, Inc. from March 1999 to May 2000 and as Chief Financial Officer of GaSonics, International from June 1996 through March 1999. He also served as Vice President and Corporate Controller of Lam Research Corporation from February 1991 through June 1996. Mr. Gibson holds a B.S. in Accounting from the University of Santa Clara.
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

Stockholder Nominations of Directors
      There have been no changes in the procedures by which our stockholders may recommend nominees to our board of directors since we described those procedures in our Proxy Statement relating to our 2004 Annual Meeting of Stockholders.
EXECUTIVE OFFICERS
      The information required by this item with respect to our executive officers is set forth in Item 1 of this report on page 11.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
      Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than 10 percent of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10 percent stockholders are required by the regulations of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal years ended December 31, 2004 and 2003 all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with, except that on October 21, 2003, Vinton Cerf, Donald Green, Charles J. Abbe and R. David Spreng each filed a Form 4 reporting the automatic grant on May 6, 2003 of a stock option for the purchase of 2,000 shares of the Company’s common stock under the Company’s 2000 Director Option Plan, on November 26, 2003, Stephen Goggiano, Terry Gibson and Robert Iannucci each filed a Form 4 reporting stock option grants on May 6, 2003 under the Company’s 2000 Stock Plan for the purchase of 90,000 shares, 46,000 shares and 46,000 shares, respectively, and on December 10, 2003, Jill Bresnahan filed a Form 4 reporting stock option grants on May 6, 2003 under the Company’s 2000 Stock Plan for the purchase of 37,000 shares.
CODE OF ETHICS
      We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and controller. Our code of ethics satisfies the requirements set forth in Item 406 of Regulation S-K.

Item 11.	Executive Compensation
EXECUTIVE COMPENSATION
      The following table summarizes the total compensation awarded to, earned by, or paid for services rendered to us in all capacities during each of the fiscal years ended December 31, 2004, 2003 and 2002, respectively, by each person who served as an one of our executive officers at any time during 2004 (the “Named Executive Officers”).
Summary Compensation Table

				Long Term
				Compensation
				Awards

		Annual Compensation		Securities
	Fiscal			Underlying		All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Options (#)		Compensation ($)

Stephen Goggiano(1)	2004	$300,908	$—	—		$—
Director, President and	2003	300,908	—	90,000		—
Chief Executive Officer	2002	300,908	—	220,000	(3)	—
Terry Gibson	2004	265,358	—	—		—
Executive Vice President and	2003	265,358	—	46,000		—
Chief Financial Officer	2002	260,128	—	60,000	(4)	—
Jerry Jalaba(2)	2004	186,813	—	—		—
Senior Vice President,	2003	92,975	10,000	50,000		—
Worldwide Sales

(1)	Mr. Goggiano served as President and Chief Operating Officer in fiscal year 2001 and was appointed to the board of directors and named Chief Executive Officer on March 3, 2002. Mr. Goggiano passed away on January 14, 2005.

(2)	Mr. Jalaba began employment on August 4, 2003 and resigned on July 8, 2004.

(3)	Includes the grant of options in 2002 for the purchase of 90,000 shares, the subsequent re-pricing of those options in November of 2002, and the re-pricing of options granted prior to 2002 for the purchase of an aggregate of 40,000 shares.

(4)	Includes the grant of options in 2002 for the purchase of 30,000 shares and the subsequent re-pricing of those options in November of 2002.
Stock Option Grants
      There were no stock options awarded to each of the Named Executive Officers during the year ended December 31, 2004.

Stock Option Exercises in 2004 and 2004 Year End Values
      The following table sets forth certain information regarding the exercise of stock options by the Named Executive Officers during the fiscal year ended December 31, 2004 and stock options held as of December 31, 2004 by the Named Executive Officers.
Aggregate Stock Option Exercises in Last Fiscal Year
and Fiscal Year End Option Values

Number of Securities
			Underlying Unexercised		Value of Unexercised In-
			Options at		the-Money Options at
	Shares		December 31, 2004		December 31, 2004(2)
	Acquired or	Value
	Exercised	Realized(1)	Exercisable	Unexercisable	Exercisable	Unexercisable
	(#)	($)	(#)	(#)	($)	($)

Stephen Goggiano	—	$—	139,166	80,834	—	—
Terry Gibson	—	—	40,083	35,917	—	—

(1)	Based on the fair value of the underlying securities on the date of exercise minus the exercise price. Values are stated on a pre-tax basis.

(2)	Based on the closing sales price of $2.80 of the underlying securities as of December 31, 2004 as reported on the Nasdaq National Market minus the exercise price. Values are stated on a pre-tax basis.
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
      Each non-employee director who is first appointed or elected after September 26, 2000 (the date of our initial public offering) will automatically receive under our 2000 Director Option Plan an option to acquire 8,000 shares of Common Stock. These initial options will vest in four equal annual installments. Under the 2000 Director Option Plan, each non-employee director in office for at least six months before each annual meeting of stockholders will receive an additional option to acquire 2,000 shares of Common Stock. These subsequent options will vest on the fourth anniversary of the date of grant. We may also grant directors’ options or restricted stock under our 2000 Stock Plan. On October 20, 2003, upon the recommendation of management, the Compensation Committee approved a resolution increasing the annual option grant to each non-employee director from 2,000 shares to 8,000 shares, with the additional 6,000 shares to be granted under our 2000 Stock Plan. There were no option grants to directors in 2004. Non-employee directors received option grants during 2003 as listed in the table below. Each of these grants vests on the fourth anniversary of the date of grant.

		Exercise	Number of
Director Name	Date of Grant	Price	Shares

Charles J. Abbe	May 6, 2003	$5.20	2,000
	October 20, 2003	6.96	6,000
Vinton G. Cerf(1)	May 6, 2003	5.20	2,000
	October 20, 2003	6.96	6,000
Donald Green	May 6, 2003	5.20	2,000
	October 20, 2003	6.96	6,000
R. David Spreng	May 6, 2003	5.20	2,000
	October 20, 2003	6.96	6,000

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
      The members of the Compensation Committee of the board of directors (the “Compensation Committee”) during fiscal year 2004, were Donald Green, Charles J. Abbe and R. David Spreng. Mr. Abbe serves as Chairman of the Compensation Committee. During fiscal year 2004, the Compensation Committee was composed solely of non-employee directors. None of these persons is, or has been at any time since our incorporation, one of our officers or employees or an officer or employee of any of our subsidiaries.
      No executive officer of ours has served as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of our board of directors or Compensation Committee.
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
SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS
      The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 25, 2005, unless otherwise noted, by: (i) each person or entity who is known by us to own beneficially 5% or more of our outstanding common stock; (ii) each our of directors; (iii) the Named Executive Officers; and (iv) all our directors and executive officers who were serving on the board and/or were in office as of February 25, 2005 as a group.

	Shares of Common Stock
	Beneficially Owned(2)

		Percent of
Name and Address of Beneficial Owner(1)	Number	Class(3)

5% Stockholders
George W. Haywood(4)	1,889,597	18.60%
c/o Cronin and VRIS, LLP
380 Madison Avenue
New York, NY 10017
Tut Systems, Inc.(5)	1,177,063	11.59%
600 SW Meadows Rd., Suite 200
Lake Oswego, OR 97035
Crescendo Ventures(6)	892,943	8.79%
800 LaSalle Avenue, Suite 2250
Minneapolis, MN 55402
Dimensional Fund Advisors Inc.(7)	688,053	6.77%
1299 Ocean Avenue
11th Floor
Santa Monica, CA. 90401
Fuller & Thaler Asset Management, Inc.(9)	533,800	5.25%
411 Borel Avenue, Suite 402
San Mateo, CA 94402

	Shares of Common Stock
	Beneficially Owned(2)

		Percent of
Name and Address of Beneficial Owner(1)	Number	Class(3)

Freestone Advisors LLC(8)	511,637	5.05%
1191 Second Avenue, Suite 2100
Seattle, WA. 98101
Directors and Named Executive Officers
Terry Gibson, Director, Chief Executive Officer, Chief Financial Officer and Secretary(10)	42,000	*
Charles J. Abbe, Director(11)	10,250	*
Donald Green, Chairman(12)	32,794	*
R. David Spreng, Director(6)	892,943	8.79%
All directors and current executive officers as a group (4 persons)(13)	977,897	9.63%

*	Less than 1%.

(1)	Unless otherwise indicated, the address for each listed stockholder is c/o CoSine Communications, Inc., 560 South Winchester Blvd. Suite 500, San Jose, CA 94124. Except as otherwise indicated, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)	Beneficial ownership is determined in accordance with the rules promulgated by the Securities and Exchange Commission. Under such rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after February 25, 2005 (or as of April 25, 2005) through the exercise of any stock option or other right. Shares of common stock subject to options that are presently exercisable or exercisable within 60 days after February 25, 2005 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage of any other person.

(3)	Percentage of beneficial ownership is based on 10,159,790 shares of common stock outstanding as of February 25, 2005, adjusted as required by rules promulgated by the Securities and Exchange Commission.

(4)	Of the 1,889,597 shares, 1,802,197 shares are directly owned by Mr. Haywood and 87,400 shares are indirectly owned by him. Of these 87,400 shares, 60,000 are indirectly owned through Mr. Haywood’s spouse and 27,400 are indirectly owned through his children. The information in this footnote is based upon the Schedule 13G/ A filed February 14, 2005 on behalf of Mr. Haywood.

(5)	As an inducement for Tut Systems to enter into the merger, our directors have entered into a Voting Agreement with Tut Systems and irrevocably appointed Tut Systems as his lawful attorney and proxy. Such proxy gives Tut Systems the limited right to vote each of the 1,177,063 shares of common stock beneficially owned by such director and the Estate or Stephen Goggiano in all matters related to the merger. Tut Systems is not a record holder of any shares of CoSine’s capital stock.

(6)	Of the 892,943, shares, 2,250 are subject to exercisable options, 225 are directly owned by R. David Spreng, a director of CoSine; 173,856 are directly owned by Crescendo World Fund, LLC; 13,921 are directly owned by Crescendo III, GbR; 20,059 are directly owned by Crescendo III Executive Fund, LP; 675,325 are directly owned by Crescendo III, LP; 7,307 are directly owned by Eagle Ventures WF, LLC. The sole general partner of Crescendo World Fund, LLC is Crescendo Ventures World Fund, LLC. The sole general partner of Crescendo III, LP and Crescendo III Executive Fund, LP is Crescendo Ventures III, LLC. The general partners of Crescendo III, GbR are Crescendo Ventures III, LLC and Verbier Ventures, LLC. R. David Spreng is a managing member of Crescendo Ventures World Fund, LLC, Crescendo Ventures III, LLC, Eagle Ventures WF, LLC, and Verbier Ventures, LLC. Crescendo Capital Management, LLC, is an investment advisor of, and holds a profit interest in,

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

(7)	Dimension Fund Advisors Inc. holds voting power over all of the 688,053 shares pursuant to separate arrangements whereby it acts as investment adviser to certain entities. The information in this footnote is based upon the Schedule 13G filed January 19, 2005 on behalf of Dimension Fund Advisors Inc.

(8)	Freestone Advisors LLC holds shared voting power over all of the 511,637 shares with and is the general partner of Freestone Opportunity Partners LP of which Gary I. Furukawa and Randall C. Buck are managing members. The information in this footnote is based upon the Schedule 13G filed February 9, 2005 on behalf of Dimension Fund Advisors Inc.

(9)	All of the 533,800 shares are directly owned by Fuller & Thaler Asset Management, Inc. pursuant to separate arrangements whereby it acts as investment adviser to certain persons. The information in this footnote is based upon the Schedule 13G filed August 4, 2004 on behalf of Fuller & Thaler Asset Management, Inc.

(10)	All of these shares are subject to exercisable options.

(11)	Of the 10,250 shares, 7,250 are subject to exercisable options.

(12)	Of the 32,794 shares, 2,250 shares are subject to exercisable options, 14,438 shares are owned directly by Green Venture Capital II, L.P. and indirectly by Mr. Green as the general partner of Green Venture Capital II, L.P. Mr. Green disclaims beneficial ownership of the shares owned directly by Green Venture Capital II, L.P., except to the extent of his pecuniary interest in the shares.

(13)	Of the 977,897 shares, 890,468 shares are owned by Crescendo Ventures as explained in footnote 6 above, 14,438 shares are owned by Green Venture Capital as explained in footnote 12 above, an additional 53,750 shares are subject to options that are exercisable within 60 days of February 25, 2005 all of which will be vested as of April 25, 2005.
EQUITY COMPENSATION PLAN INFORMATION
      The following table summarizes equity compensation plans approved by shareholders and equity compensation plans that were not approved by the shareholders as of December 31, 2004:

					(c)
					Number of Securities
	(a)				Remaining Available for
	Number of Securities		(b)		Future Issuance under
	to Be Issued		Weighted-Average		Equity Compensation
	upon Exercise of		Exercise Price of		Plans (Excluding
	Outstanding Options,		Outstanding Options,		Securities Reflected in
Plan Category	Warrants and Rights		Warrants and Rights		Column (a))

Equity compensation plans approved by stockholders	578,141	(1)	$8.97	(1)	2,045,003	(2)
Equity compensation plans not approved by stockholders(3)	46,593		12.59		852,780
Total	624,734		9.24		2,897,783

(1)	Includes 109,552 shares subject to outstanding options under the 1997 Stock Plan, 444,589 shares subject to outstanding options under the 2000 Stock Plan, and 24,000 shares subject to outstanding options under the Director Plan.

(2)	Includes 1,588,741 shares available for future issuance under the 2000 Stock Plan, 24,000 shares available for future issuance under the Director Plan, and 432,262 shares available for future issuance under the Employee Stock Purchase Plan.

(3)	The only equity compensation plan not approved by stockholders is the 2002 Stock Plan (the 2002 Plan). The board of directors adopted the 2002 Plan in January 2002. The purpose of the 2002 Plan is to make available for issuance certain shares of Common Stock that have been (i) previously issued pursuant to the exercise of stock options granted under the 1997 Plan and (ii) subsequently reacquired by CoSine pursuant to repurchase rights contained in restricted stock purchase agreements or pursuant to optionee defaults on promissory notes issued in connection with the exercise of such options (Reacquired Shares). Under the terms of the 1997 Plan and the 2000 Plan, these Reacquired Shares would not otherwise have been available for reissuance. No shares that were not previously issued under the 1997 Plan and subsequently reacquired by CoSine have been or will be reserved for issuance under the 2002 Plan. A maximum of 1,000,000 shares may be reserved for issuance under the 2002 Plan. An aggregate of 335,791 shares were initially reserved for issuance under the 2002 Plan upon its adoption. These shares consisted of Reacquired Shares as of the date of adoption. Additional shares that become Reacquired Shares after the date of adoption of the 2002 Plan, up to a maximum of 664,209 additional shares, will also become available for issuance under the 2002 Plan. The provisions of the 2002 Plan are substantially similar to those of the 2000 Plan, except that the 2002 Plan does not permit the grant of awards to officers or directors and does not permit the grant of Incentive Stock Options. The 2002 Plan provides for the grant of nonstatutory stock options to employees (excluding officers) and consultants. Stock options granted under the 2002 Plan will be at prices not less than the fair value of the common stock at the date of grant. The term of each option, generally 10 years or less, will be determined by CoSine.

Item 13.	Certain Relationships and Related Transactions
INDEBTEDNESS OF MANAGEMENT
      Prior to our initial public offering, all employees were allowed to pay the exercise price for their 1997 Stock Plan options with full recourse promissory notes secured by a pledge of the shares underlying the exercised options. We hold promissory notes from certain executive officers that elected to do so. In December 2000, the Compensation Committee approved the change of all outstanding promissory notes given by employees in connection with the exercise of options from full recourse to non-recourse. At December 31, 2004, the principal amounts, maturity dates, and annual rates of interest of the outstanding notes executed by executive officers were as follows:

	Principal
	Amount of		Annual Rate
Executive Officer	Note(s)	Maturity Date	of Interest

Stephen Goggiano	$600,000	February 1, 2010	6.77%
      This note was cancelled in January 2005 in return for the shares of CoSine common stock pledged as security for the note.
CERTAIN TRANSACTIONS
      Effective September 23, 2004, we extended severance agreements to Stephen Goggiano, our then president and chief executive officer, and Terry Gibson, our chief financial officer, covering the period of August 1, 2004 through the earlier of (i) December 31, 2004 or (ii) the termination of their respective employments due to the elimination of their respective jobs if caused by a merger, sale, acquisition, liquidation, dissolution, consolidation or similar corporate transaction, in exchange for their continued service to us as we explored strategic alternatives, including a possible merger, sale and/or dissolution. In exchange for their continued service during this time period, Mr. Goggiano and Mr. Gibson will received a retention bonus equal to 100% of their base 2004 annual salary payable on or before December 31, 2004. In addition, we shall pay for the cost of Mr. Goggiano’s and Mr. Gibson’s health care coverage through December 31, 2005.
      Mr. Gibson continues to serve as our Chief Financial Officer, and from January 16, 2005 as our Chief Executive Officer as a consultant, on a month-to-month basis, and is compensated at a monthly rate of $22,083.

Item 14.	Principal Accountant Fees and Services
      Aggregate fees for professional services rendered by Burr, Pilger & Mayer LLP and Ernst & Young LLP during 2004 and 2003 were as follows:

	2004	2003

Audit Fees — Ernst & Young(1)	$179,300	$264,208
Audit Fees — Burr, Pilger & Mayer(1)	235,000	—

Total audit fees	414,300	264,208
Audit related fees — Ernst & Young(2)	—	6,400
Tax fees(3)	—	35,647
All other fees(4)	5,600	14,314

Total	$419,900	$320,569

(1)	Audit fees include fees associated with the annual audit and 10-K, and the reviews of the Company’s quarterly reports on Form 10-Q.

(2)	Audit-related fees principally included accounting consultations.

(3)	Tax fees included tax compliance and tax advice.

(4)	All other fees principally included stock options advise, internal control consultation and subsidiary liquidation services.
      Effective May 2003, all professional services rendered by Burr, Pilger & Mayer LLP and Ernst & Young LLP are required to be pre-approved by the audit committee. In fiscal years 2003 (effective May 2003) and 2004, all services were pre-approved by the audit committee. See Item 9, “Changes in and Disagreements with Accountants on Accounting and Financial Disclosures,” in Form 10-K.

Item 15.	Exhibits and Financial Statement Schedules
      (a) The following documents are filed as part of this Annual Report on Form 10-K:
      (1) Financial Statements:
      (2) Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts	75
      All other schedules are omitted as they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.
      (3) Exhibits:
      See Exhibit Index on page 77. The Exhibits listed in the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-K.

COSINE COMMUNICATIONS, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Charged to
	Balance at	Expenses	Additions	Balance at End
Classification	Beginning of Year	(Credits)	(Deductions)(1)	of Year

	(In thousands)
Year ended December 31, 2004 Reserves for accounts receivable	$150	$38	$(98)	$90

Year ended December 31, 2003: Reserves for accounts receivable	$233	$(113)	$30	$150

Year ended December 31, 2002: Reserves for accounts receivable	$700	$296	$(763)	$233

(1)	Represents write offs of accounts receivable. In 2003, CoSine collected a receivable previously written off.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2005.

COSINE COMMUNICATIONS, INC.

By:	/s/ Terry Gibson

Terry Gibson
Chief Executive Officer
POWER OF ATTORNEY
      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Terry Gibson his true and lawful attorneys-in-fact and agents, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each of said attorneys-in-fact, or his substitute or substitutes, and each of them, hereby ratifying and confirming all that such attorneys-in-fact, or any substitutes, may do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 30, 2005 by the following persons in the capacities indicated.

Signature	Title

/s/ Terry Gibson Terry Gibson	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)

/s/ Donald Green Donald Green	Chairman of the Board and Director

/s/ Charles J. Abbe Charles J. Abbe	Director

/s/ R. David Spreng R. David Spreng	Director

EXHIBIT INDEX
Description

2	.1*	Agreement and Plan of Merger by and among Registrant, Tut Systems, Inc. and Cadillac Merger Sub, Inc., dated January 7, 2005 (incorporated by reference to Exhibit 2.1 to Form 8-K filed January 10, 2005) (the schedules and exhibits have been omitted pursuant to Item 602(b)(2) of Regulation S-K).
2.2		Amendment No. 1 to Agreement and Plan of Merger by and among Registrant, Tut Systems, Inc. and Cadillac Merger Sub, Inc., dated as of February 14, 2005.

3	.1*	Second Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Form 10-Q filed November 14, 2000).

3	.2*	Bylaws (incorporated by reference to Exhibit 3.3 to Form 8A (file no. 000-30715) filed May 26, 2000).

3	.3*	First Amendment to Bylaws dated April 30, 2001 (incorporated by reference to Exhibit 3.3 to Form 10-Q filed August 13, 2001).

3	.4*	Second Amendment to Bylaws dated January 28, 2003 (incorporated by reference to Exhibit 3.4 to Form 10-K filed March 27, 2003).

3	.5*	Third Amendment to Bylaws dated February 2, 2004 (incorporated by reference to Exhibit 3.5 to Form 10-K filed March 25, 2004).

4	.1*	Form of warrant to purchase common stock issued by the Registrant to Fujitsu Network Communications, Inc. dated as of May 28, 2004 (incorporated by reference to Exhibit 4.1 to Form10-Q filed August 9, 2004).

10	.2*	2000 Stock Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.2 of Amendment No. 1 to Registration Statement on Form S-1 filed June 6, 2000).

10	.3*	2000 Employee Stock Purchase Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.3 of Amendment No. 1 to Registration Statement on Form S-1 filed June 6, 2000).

10	.4*	2000 Director Option Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.4 of Amendment No. 1 to Registration Statement on Form S-1 filed June 6, 2000).

10	.5*	1997 Stock Plan (as amended and restated) and forms of agreements thereunder (incorporated by reference to Exhibit 10.5 of Registration Statement on Form S-1 filed April 28, 2000).

10	.6*	Third Amended and Restated Investors’ Rights Agreement (incorporated by reference to Exhibit 10.6 of Amendment No. 1 to Registration Statement on Form S-1 filed June 6, 2000).

10	.7*	Master Loan and Security Agreement between Registrant and Finova Capital Corporation date as of May 19, 1999 (incorporated by reference to Exhibit 10.10 of Amendment No. 1 to Registration Statement on Form S-1 filed June 6, 2000).

10	.8*	Building Lease Agreement between Registrant and Westport Joint Venture dated as of May 26, 1998 (incorporated by reference to Exhibit 10.14 of Amendment No. 1 to Registration Statement on Form S-1 filed June 6, 2000).

10	.9*	Amendment No. 1 to Lease between Registrant and Westport Joint Venture dated as of September 9, 1999 (incorporated by reference to Exhibit 10.15 of Registration Statement on Form S-1 filed April 28, 2000).

10	.10*	Building Lease Agreement between Registrant and Westport Joint Venture dated as of September 20, 1999 (incorporated by reference to Exhibit 10.16 of Amendment No. 1 to Registration Statement on Form S-1 filed June 6, 2000).

10	.11*	Amendment to Lease Agreement between Registrant and Westport Joint Venture executed as of February 18, 2003 (incorporated by reference to Exhibit 10.11 to Form 10-K filed March 25, 2004).

10	.12*	2002 Stock Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.17 to Form 10-K filed March 25, 2002).

10	.13*	Form of Severance Agreement extended to Stephen Goggiano, President and Chief Executive Officer of Registrant, and Terry Gibson, Chief Financial Officer of Registrant, as of September 23, 2004 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 15, 2004).

10	.14*	Statement of Work between Registrant and Wipro Limited, dated October 14, 2004 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 15, 2004).

10	.15*	Amendment No. 4 to Lease between Registrant and Westport Joint Venture dated as of October 14, 2004

10	.16*	Bill of Sale between Registrant and Westport Joint Venture, executed on October 22, 2004 (incorporated by reference to Exhibit 10.2 to Form 8-K filed October 27, 2004).

10	.17*	Agreement and Plan of Merger by and among Registrant, Tut Systems, Inc. and Cadillac Merger Sub, Inc., dated January 7, 2005 (incorporated by reference to Exhibit 2.1 to Form 8-K filed January 10, 2005) (the schedules and exhibits have been omitted pursuant to Item 602(b)(2) of Regulation S-K).

21.1		Subsidiaries of the Registrant.

23.1		Consent of Independent Registered Public Accounting Firm — Burr, Pilger & Mayer LLP.

23.2		Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP.

31.1		Certification of Terry Gibson, Chief Executive Officer and Chief Financial Officer of CoSine Communications, Inc., pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Terry Gibson, Chief Executive Officer and Chief Financial Officer of CoSine Communications, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.