Form 10-Q
period 2005-03-31
COSINE COMMUNICATIONS INC
filed 2005-05-16
CIK 1060824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission File Number 000-30715

COSINE COMMUNICATIONS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	94-3280301
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

560 South Winchester Blvd. Suite 500, San Jose, CA	95128
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (408) 236-7518

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

There were 10,090,635 shares of the Company’s Common Stock, par value $.0001, outstanding on April 30, 2005.

COSINE COMMUNICATIONS, INC.

FORM 10-Q

Quarter ended March 31, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COSINE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for par value and share data)

	March 31,	December 31,
	2005	2004
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$11,020	$9,203
Short-term investments	12,640	15,710
Accounts receivable:
Trade (net of allowance for doubtful accounts of $90 at March 31, 2005 and December 31, 2004)	602	1,328
Other	119	483
Prepaid expenses and other current assets	806	949

Total current assets	25,187	27,673
Long-term deposits and other assets	528	150

	$25,715	$27,823

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$225	$252
Provision for warranty claims	157	157
Accrued other liabilities	1,522	3,129
Accrued compensation	175	412
Deferred revenue	710	509

Total current liabilities	2,789	4,459

Total liabilities	2,789	4,459

Stockholders’ equity:
Preferred stock, 3,000,000 authorized, none issued and outstanding	—	—
Common stock, $.0001 par value, 300,000,000 shares authorized; 10,090,635 and 10,159,790 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	1	1
Additional paid-in capital	538,947	540,028
Notes receivable from stockholders	—	(1,520)
Accumulated other comprehensive income	615	614
Accumulated deficit	(516,637)	(515,759)

Total stockholders’ equity	22,926	23,364

	$25,715	$27,823

See accompanying notes.

(1)	The information in this column was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2004.

COSINE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Revenue:
Product	$216	$3,719
Service	681	736

Total revenue	897	4,455

Cost of revenue[1]	454	1,497

Gross profit	443	2,958

Operating expenses:
Research and development[2]	103	5,255
Sales and marketing[3]	105	3,383
General and administrative[4]	1,305	1,708
Restructuring and impairment charges	(91)	35

Total operating expenses	1,422	10,381

Loss from operations	(979)	(7,423)

Other income (expenses):
Interest income and other	113	83
Interest expense	—	(2)

Total other income (expenses)	113	81

Loss before income tax provision	(866)	(7,342)

Income tax provision	12	43

Net loss	$(878)	$(7,385)

Basic and diluted net loss per share	$(0.09)	$(0.74)

Shares used in computing per share amounts	10,102	10,010

See accompanying notes.

[1]	Cost of revenue includes nil and ($26) for the three months ended March 31, 2005 and 2004, respectively, of non-cash (credits) related to equity issuances.

[2]	Research and development expenses include nil and $198 for the three months ended March 31, 2005 and 2004, respectively, of non-cash charges related to equity issuances.

[3]	Sales and marketing expenses include nil and ($39) for the three months ended March 31, 2005 and 2004, respectively, of non-cash credits related to equity issuances.

[4]	General and administrative expenses include $61 and ($90) for the three months ended March 31, 2005 and 2004, respectively, of non-cash charges (credits) related to equity issuances.

COSINE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Operating activities:
Net loss	($878)	($7,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	635
Allowance for doubtful accounts	—	9
Non-cash charges related to inventory write-down	—	102
Write-down of property and capital equipment	—	4
Amortization of warrants issued for services	61	15
Amortization of deferred stock compensation	—	(250)
Reversal of amortization in excess of vesting	—	(115)
Accrual for bonus to be awarded in shares of common stock	—	236
Other, net	—	16
Change in operating assets and liabilities:
Accounts receivable, trade	726	927
Other receivables	364	(46)
Inventory	—	(33)
Prepaid expenses and other current assets	143	(408)
Long-term deposits	—	60
Accounts payable	(27)	(190)
Provision for warranty claims	—	(97)
Accrued other liabilities	(1,607)	84
Accrued compensation	(237)	462
Deferred revenue	201	(1,040)
Accrued rent	—	(6)

Net cash used in operating activities	(1,254)	(7,020)

Investing activities:
Capital expenditures	—	(547)
Purchase of short-term investments	(5,573)	(14,951)
Proceeds from sales and maturities of short-term investments	8,644	14,853

Net cash provided by (used in) investing activities	3,071	(645)

Financing activities:
Principal payments of equipment and working capital loans and capital leases	—	(129)
Proceeds from issuance of common stock, net	—	120

Net cash used in financing activities	—	(9)

Net increase (decrease) in cash and cash equivalents	1,817	(7,674)
Cash and cash equivalents at the beginning of the period	9,203	19,719

Cash and cash equivalents at the end of the period	$11,020	$12,045

Supplemental information:
Cash paid for interest	$—	$2

Income taxes paid	$12	$43

Cancellation of notes receivable due to repurchase of unvested stock	$1,520	$941

Net transfer from inventory to property and equipment	$—	$266

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

Liquidity and Strategic Alternatives

     The accompanying financial statements have been prepared in conformity with US generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, at March 31, 2005, the Company has an accumulated deficit of $516,637,000 and has sustained a net loss during the three months ended March 31, 2005 of $878,000. As of December 31, 2004 and March 31, 2005, the Company’s business consisted primarily of a customer service capability operated under contract by a third party. The Company’s actions in September 2004, in connection with its ongoing evaluation of strategic alternatives, to terminate most of its employees and discontinue production activities in an effort to conserve cash, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects relating to the recoverability and classification of the recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

     On July 29, 2004, CoSine announced that it was exploring various strategic alternatives and that the Company had hired an investment bank as its financial advisor.

     On September 8, 2004, CoSine announced that after an extensive evaluation of strategic alternatives, the Company initiated actions to lay-off most of its employees, retaining a limited team of employees to provide customer support and handle matters related to the ongoing exploration of strategic alternatives. Since September 8, 2004, the Company has taken a number of actions to reduce its operating expenses and conserve its cash. CoSine has notified its existing customers that the CoSine products are now formally discontinued and that existing customers may place “lifetime buy” orders to support their platform transition plans. The Company has sold, scrapped or written its inventory down to estimated net realizable value at December 31, 2004 and March 31, 2005. The Company has taken steps to terminate contract manufacturing arrangements, contractor and consulting arrangements and facility leases. These activities continued through March 31, 2005 and will continue in 2005. CoSine’s business currently consists primarily of a customer service capability operated under contract by a third party. This customer service capability is set to expire on or before December 31, 2005.

     On January 7, 2005, CoSine entered into an Agreement and Plan of Merger with Tut Systems, Inc. in a stock-for-stock transaction pursuant to which CoSine will merge into a wholly-owned subsidiary of Tut Systems, Inc. Tut Systems, Inc. will issue approximately 6.0 million shares of its common stock to the shareholders of CoSine. The merger is subject to shareholder approval and normal closing conditions. There can be no assurance that the merger will be approved by the shareholders. On January 18, 2005, CoSine and each of its directors and officers were named as defendants in a class action lawsuit filed in the San Mateo County Superior Court on behalf of CoSine shareholders. The complaint alleges that the CoSine directors and officers breached their fiduciary duty to the corporation in connection with the proposed merger with Tut Systems, Inc. and requests that the merger be enjoined. CoSine and its directors believe that the allegations are without merit and intend to defend the action vigorously.

     Should the merger with Tut Systems, Inc. not be completed, the Company would continue to explore strategic alternatives, including a sale of the Company, a sale or licensing of products, intellectual property, or a winding-up and liquidation of the business and a return of capital. Pending the completion of the proposed merger or, should the merger not be completed, the outcome of the Company’s review of strategic alternatives, and pending any definitive decisions to close or liquidate the business, the Company will continue to prepare its financial statements on the assumption that it will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As such, the financial statements do not include any adjustments to reflect possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from any decisions made with respect to the Company’s assessment of its strategic alternatives. If at some point the Company were to decide to pursue alternative plans, the Company may be required to present the financial statements on a different basis. As an example, if the Company were to decide to pursue a liquidation and return of capital, it would be appropriate to prepare and present financial statements on the liquidation basis of accounting, whereby assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.

     The consolidated financial statements include all of the accounts of CoSine and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

     The preparation of consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates. Estimates are used in accounting for, but not limited to, revenue recognition, allowance for doubtful accounts, inventory valuations, long-lived asset valuations, accrued liabilities including warranties, and equity issuances. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period of determination.

     The unaudited condensed consolidated financial statements have been prepared by CoSine Communications, Inc. pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X and include the accounts of CoSine Communications, Inc. and its wholly owned subsidiaries (“CoSine” or collectively, the “Company”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities Exchange Commission’s rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year. The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes included in CoSine’s Annual Report filed on Form 10-K for the year ended December 31, 2004.

Pro Forma Information

     CoSine has elected to continue to follow Accounting Principles Board Opinion 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations to account for employee stock options because the alternative fair value method of accounting prescribed by Statement of Financial Accounting Standards 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant.

     The following table illustrates the effect on CoSine’s net loss and net loss per share if CoSine had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended
	March 31,
	2005	2004
Net loss, as reported	($878)	($7,385)
Add: Stock-based employee compensation expense, net of tax, included in reported net loss	—	(31)
Deduct: Reversal of amortization in excess of vesting, net of tax	—	(98)

Deduct: Stock-based employee compensation expense determined under fair value method for all stock option grants (SFAS 123 expense), net of tax	—	(365)

Pro forma net loss	($878)	($7,879)

Basic and diluted net loss per share, as reported	($0.09)	($0.74)

Pro forma basic and diluted net loss per share	($0.09)	($0.79)

     The fair value of CoSine’s options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended	Three Months
	March 31,	Ended March 31,
	2005	2004
Dividend yield	0.0%	0.0%
Volatility	0.95	0.94
Risk free interest rate	2.6%	2.6%
Expected life	4 years	4 years

     In the three months ended March 31, 2005, no shares were issued under the Employee Stock Purchase Plan and the plan has been terminated. The estimated weighted-average fair value of shares issued under the Employee Stock Purchase Plan in 2004 was $4.09, using a volatility of 0.64, risk-free interest rate of 2% and an expected life of one year.

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

     Generally, a maximum obligation is not explicitly stated. Because the obligated amounts associated with this type of agreement are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, CoSine has not been obligated to make payments for these obligations, and no liabilities have therefore been recorded for these obligations on its consolidated balance sheet as of March 31, 2005.

2. COMMITMENTS AND CONTINGENCIES

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

     On or about July 1, 2002, an omnibus motion to dismiss was filed in the coordinated litigation on behalf of the issuer defendants, of which we and our named officer and directors are a part, on common pleading issues. In October 2002, pursuant to stipulation by the parties, the Court entered an order dismissing our named officers and directors from the action without prejudice. On February 19, 2003, the Court dismissed the Section 10(b) and Rule 10b-5 claims against us but did not dismiss the Section 11 claims against us.

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

     On January 18, 2005, CoSine and its officers and directors were named as defendants in a securities class action lawsuit filed in San Mateo County Superior Court. The suit requests that the acquisition of CoSine by Tut Systems, Inc be enjoined due to alleged self-dealing and breach of fiduciary duties by CoSine’s officers and directors. CoSine believes that the allegations contained in the complaint are without merit and intends to vigorously defend against such claims. An unfavorable resolution of this litigation could have a material adverse effect on the proposed merger with Tut Systems, Inc. or on our ability to consummate a strategic alternative if the Tut merger is not approved.

     In the ordinary course of business, CoSine is involved in legal proceedings involving contractual obligations, employment relationships and other matters. Except as described above, CoSine does not believe there are any pending or threatened legal proceedings that will have a material impact on its consolidated financial position or results of operations.

3. BALANCE SHEET DETAILS

Inventory

     In the quarter ended September 30, 2004, the Company announced that it had discontinued its products and accordingly wrote its inventory down to net realizable value. At December 31, 2004 and March 31, 2005, all inventory had been sold, scrapped or written-off and there was no inventory awaiting customer acceptance.

     During the three months ended March 31, 2005, $25,000 of previously written-down inventory was sold. During the three months ended March 31, 2004, $60,000 of previously written-down inventory was sold and $102,000 of inventory was written down. In addition, charges of $35,000 were recorded in the three months ended March 31, 2004 in connection with excess purchase commitments at CoSine’s contract manufacturers.

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

     Changes in CoSine’s warranty liability were as follows, in thousands:

	Three Months Ended March 31,
	2005	2004
	(unaudited)
Beginning balance	$157	$464
Warranty charged to cost of revenue	—	75
Utilization of warranties	—	(154)
Changes in estimated liability based on experience	—	(18)

Ending balance	$157	$367

4. NET LOSS PER COMMON SHARE

     Basic net loss per common share is calculated based on the weighted-average number of common shares outstanding during the periods presented, less weighted-average shares outstanding that are subject to CoSine’s right of repurchase. Common stock equivalents consisting of stock options and warrants (calculated using the treasury stock method), have been excluded from the diluted net loss per common share computations, as their inclusion would be antidilutive. These securities amounted to 582,000 shares and 1,258,000 shares for the three months ended March 31, 2005 and 2004, respectively.

     The calculations of basic and diluted net loss per share are shown below, in thousands, except per share data:

	Three Months Ended
	March 31,
	2005	2004
Net loss	$(878)	$(7,385)

Basic and diluted:
Weighted-average shares of common stock outstanding	10,102	10,180
Weighted-average shares subject to repurchase	—	(170)

Weighted-average shares used in basic and diluted net loss per share	10,102	10,010

Basic and diluted net loss per share	$(0.09)	$(0.74)

5. COMPREHENSIVE LOSS

     The components of comprehensive loss are shown below, in thousands:

	Three Months Ended
	March 31,
	2005	2004
Net loss	$(878)	$(7,385)
Other comprehensive loss:
Unrealized losses on investments	(1)	(6)
Translation adjustment	—	17

Total other comprehensive gain (loss)	—	11

Comprehensive loss	($879)	$(7,374)

6. SEGMENT REPORTING

     CoSine operates in only one operating segment, and substantially all of CoSine’s assets are located in the United States.

     Revenues from customers by geographic region for the three months ended March 31, 2005 and 2004, respectively, were as follows, in thousands:

	Three Months Ended
	March 31,
	2005	2004
Region
United States	$463	$2,058
Italy	52	733
France	90	671
Korea	16	624
Europe	62	302
Japan	214	67

Total	$897	$4,455

7. RESTRUCTURING CHARGES

December 2004 Restructuring

     In the quarter ended December 31, 2004, CoSine continued its previously announced actions to terminate the remainder of its workforce, terminate the lease of its facilities in Redwood City, California, and terminated its office lease in Japan. In addition, CoSine accrued for the termination of non-cancelable software license agreements, as the licenses were not expected to be used in the ongoing operations.

     Activity related to the December 2004 restructuring is as follows, (in thousands):

	Worldwide		Software
	workforce	Lease	License
	reduction	Terminations	Terminations	Total
Provision balance at December 31, 2004	$553	$—	$1,037	$1,590
Cash payments	(508)	—	(389)	(897)
Write offs	—	—	(23)	(23)

Provision balance at March 31, 2005	$45	$—	$625	$670

September 2004 Restructuring

     In September 2004, CoSine announced actions to terminate most of its workforce, retaining a limited team of employees to provide customer support and handle matters related to the ongoing exploration of strategic alternatives. The specific actions include workforce reductions, announced discontinuance of the CoSine products, and a charge for unrecoverable royalties, and termination of third party manufacturing agreements.

     Effective September 23, 2004, CoSine approved severance agreements to Stephen Goggiano, its president and chief executive officer, and Terry Gibson, its chief financial officer, covering the period of August 1, 2004 through the earlier of (i) December 31, 2004 or (ii) the termination of their respective employments due to the elimination of their respective jobs if caused by a merger, sale, acquisition, liquidation, dissolution, consolidation or similar corporate transaction, in exchange for their continued service to CoSine as it explores strategic alternatives, including a sale of the Company, a sale or licensing of products, intellectual property, or individual assets or a winding-up and liquidation of the business. In exchange for their continued service during this time period, Mr. Goggiano and Mr. Gibson each received a retention bonus equal to 100% of their base 2004 annual salary, paid in January 2005. In addition, upon completion of these services, CoSine shall pay for the cost of Mr. Goggiano’s and Mr. Gibson’s health care coverage for a period of 12 months after termination of their respective employment. These amounts were charged to restructuring in December 2004.

     Activity related to the September 2004 restructuring is as follows (in thousands):

Write-down of
	Worldwide	inventory and	Manufacturing
	workforce	prepaid	agreement
	reduction	royalty	termination	Total
Provision balance at December 31, 2004	$424	$—	$—	$424
Cash payments	(424)	—	—	(424)
Write offs	—	—	—	—

Provision balance at March 31, 2005	$—	$—	$—	$—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. We use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend” and similar expressions to identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the continued downturn in the telecommunications industry, the slow development of the market for network-based IP services, and technological changes affecting the value of our intellectual property to the extent these conditions impact strategic alternatives available to us, failure to achieve revenue growth and profitability, and changes in general economic conditions and in economic conditions in the customer service market that we currently serve, all as are discussed in more detail in the section entitled “Risk Factors” on pages 22 through 26 of this report, as well as the other risk factors discussed in that section. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents that we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we will file in the remainder of fiscal year 2005.

OVERVIEW

     Prior to and during the period ended September 30, 2004, we developed, marketed and sold a communications platform referred to as our IP Service Delivery Platform. Our product was designed to enable network service providers to rapidly deliver a portfolio of communication services to business and consumer customers. We marketed our IP Service Delivery Platform through our direct sales force and through resellers to network service providers in Asia, Europe and North America. CoSine provided and will continue to provide customer service and support for our products through December 31, 2005.

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

     On September 8, 2004, we announced, in connection with our ongoing evaluation of strategic alternatives, that we had initiated actions to lay-off most of our employees, retaining a limited team of employees to provide customer support and handle matters related to the ongoing exploration of strategic alternatives. Since September 8, 2004, we have taken a number of actions to reduce our operating expenses and conserve our cash. We have notified our existing customers that the CoSine products have been formally discontinued and offered existing customers the option to place “lifetime buy” orders to support their platform transition plans. We have written our inventory down to estimated net realizable value at September 30, 2004, December 31, 2004 and March 31, 2005. We have terminated contract manufacturing arrangements, contractor and consulting arrangements and facility leases.

     On October 28, 2004, we announced that we had signed an agreement for early termination of a lease for our headquarters facility in Redwood City, California. Pursuant to the agreement, the lease was terminated on December 31, 2004.

     During the quarter ended December 31, 2004, we continued the actions initiated and announced in September 2004. Such actions included the termination of all but eight of our employees, negotiation of transition support plans for our customers, termination of a facility lease in Japan, and termination of supplier, contractor and consulting agreements, as well as the initiation of liquidation procedures for certain of our foreign operations. We also completed the sale, scrap or write-off of our remaining inventory, property and equipment.

     In January 2005, we terminated our remaining employees and retained our chief executive officer as a consultant.

     As a result of these activities, as of December 31, 2004 and March 31, 2005, our business consisted of primarily a customer service capability operated by a third party through December 31, 2005.

     On January 7, 2005, we entered into an Agreement and Plan of Merger with Tut Systems, Inc., (“Tut”). The proposed merger is structured as a stock-for-stock transaction. Upon closing, CoSine’s shareholders are to receive approximately 6.0 million shares of Tut common stock in exchange for all the outstanding shares of CoSine. The merger is subject to shareholder approval and other customary closing conditions. There can be no assurance that the merger will be approved by the shareholders.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

     Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, inventory valuation, long-lived assets, warranties and equity issuances. Additionally, the audit committee of our board of directors reviews these critical accounting estimates at least annually. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for certain judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

     On July 29, 2004, CoSine announced that it was exploring various strategic alternatives and that CoSine had hired an investment bank as its financial advisor, which had been first retained in May 2003.

     On September 8, 2004, CoSine announced, in connection with its ongoing evaluation of strategic alternatives, that it had initiated actions to lay-off most of its employees, retaining a limited team of employees to provide customer support and handle matters related to the ongoing exploration of strategic alternatives. Since September 8, 2004, the Company has taken a number of actions to reduce its operating expenses and conserve its cash. CoSine has notified its existing customers that the CoSine products have been formally discontinued and offered existing customers the option to place “lifetime buy” orders to support their platform transition plans. The company has written its inventory down to estimated net realizable value at September 30, 2004, December 31, 2004 and March 31, 2005. CoSine has terminated contract manufacturing arrangements, contractor and consulting arrangements and facility leases.

     On October 28, 2004, CoSine announced that it signed an agreement for early termination of its lease for its headquarters facility in Redwood City, California. Pursuant to the agreement, the lease was terminated on December 31, 2004.

     During the quarter ended December 31, 2004, we continued the actions initiated and announced in September 2004. Such actions included the termination of all but eight of the remaining employees, negotiation of transition support plans for our customers, termination of a facility lease in Japan, and termination of supplier, contractor and consulting agreements, as well as the initiation of liquidation procedures for certain of our foreign operations. We also completed the sale, scrap or write-off of our remaining inventory, property and equipment.

     In January 2005, we terminated our remaining employees and retained our chief executive officer as a consultant.

     As a result of these activities, as of December 31, 2004 and March 31, 2005, our business consisted of primarily a customer service capability operated by a third party.

     On January 7, 2005, we entered into an Agreement and Plan of Merger with Tut Systems, Inc., (“Tut”). The proposed merger is structured as a stock-for-stock transaction. Upon closing, CoSine’s shareholders are to receive approximately 6.0 million shares of Tut common stock in exchange for all the outstanding shares of CoSine. The merger is subject to shareholder approval and other customary closing conditions. There can be no assurance that the merger will be approved by the shareholders.

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

     Certain of our sales arrangements require formal acceptance by our customers. In such cases, we do not recognize revenue until we have received formal notification of acceptance. Although we work closely with our customers to help them achieve satisfaction with our products prior to and after acceptance, the timing of customer acceptance can greatly affect the timing of the recognition of our revenue.

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

Inventory Valuation

     In assessing the value of our inventory, we are required to make judgments about future demand and then compare that demand with current inventory quantities and firm purchase commitments. If our inventories and firm purchase commitments are in excess of forecasted demand, we write down the value of our inventory. We generally used a 12-month forecast to assess future demand. Inventory write-downs are charged to cost of revenue. At September 30, 2004, in connection with our decision to discontinue our products, we recorded a charge of $3.5 million to write our inventory down to its estimated net realizable value. Our inventory was either sold, scrapped or fully written-off at December 31, 2004 and March 31, 2005. During the three months ended March 31, 2005, we sold $25,000 of previously written-down inventory. During the three months ended March 31, 2004, we sold $102,000 of previously written-down inventory and wrote-off $60,000 of inventory.

Long-lived assets

     We evaluate the carrying value of long-lived assets, consisting primarily of property, plant and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In assessing the recoverability of long-lived assets, we compare the carrying value of the assets to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, the assets will be written down to their estimated fair value. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based on our weighted average cost of capital or specific appraisal, as appropriate. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of overall market conditions and our participation in the market. Changes in these estimates could have a material adverse effect on the assessment of the long-lived assets such that we may be required to record further asset write-downs in the future. During 2004 and 2002, we charged $2.3 million and $18.8 million, respectively, to operating expenses as a result of impairments. During 2004, we had a gain of $0.9 million with the sale of previously written-down long-lived assets. At December 31, 2004 and March 31, 2005, all of our long-lived assets had been either sold, scrapped or fully written-off.

Warranties

     Prior to our announcement in September 2004 that we were discontinuing our products, we provided a basic limited warranty, including repair or replacement of parts, and technical support. The specific terms and conditions of those warranties varied depending on the customer or region. We estimated the costs that may be incurred under our basic limited warranty and record a liability in the amount of such costs at the time product revenue is recognized. Our warranty obligation is affected by the number of installed units, product failure rates, materials usage and service delivery costs incurred in correcting product failures. Each quarter, we assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. In future periods, if actual product failure rates, materials usage or service delivery costs differ from our estimates, adjustments to cost of revenue may result.

We no longer offer warranty on product or service sales.

Impact of Equity Issuances on Operating Results

     Equity issuances have a material impact on our operating results. The equity issuances that have affected operating results to date include warrants granted to customers and suppliers, stock options granted to employees and consultants, stock issued in lieu of cash compensation to suppliers and re-priced stock options.

     Our cost of revenue, operating expenses and interest expense were affected significantly by charges related to warrants and options issued for services. Furthermore, some of our employee stock option transactions have resulted in deferred compensation, which is presented as a reduction of stockholders’ equity on our December 31, 2004 and prior consolidated balance sheets and is amortized over the vesting period of the applicable options using the graded vesting method.

     The deferred compensation and amortization associated with shares and options relating to the following transactions is required to be re-measured at the end of each accounting period, based on the current stock price. The re-measurement at the end of each accounting period will result in unpredictable charges or credits in future periods, depending on future fluctuations in the market prices of our common stock:

•	Non-recourse promissory notes receivable: During the fourth quarter of 2000, we converted full-recourse promissory notes received from employees upon the early exercise of unvested employee stock options to non-recourse obligations. Accordingly, we are required to re-measure the compensation associated with these shares until the earlier of repayment of the note or default. Deferred compensation expense, which is recorded at each re-measurement, is amortized over the remaining vesting period of the underlying options. The balance of $1.52 million of non-recourse promissory notes receivable due from former employees, including an officer, were cancelled during the quarter ended March 31, 2005 in exchange for 69,155 shares of common stock. The notes were written-off to additional paid-in capital during the quarter ended March 31, 2005 and the related shares were cancelled.

•	Re-priced stock options: In November 2002, we re-priced 1,091,453 outstanding employee stock options to purchase shares of our common stock with original exercise prices ranging from $5.45 per share to $159.38 per share. These options were re-priced to $5.00 per share, which was higher than the fair market value of the underlying shares on the re-pricing date. In July 2001, we re-priced 722,071 unexercised employee stock options to $15.50 per share, the fair market value of the underlying shares on the re-pricing date. These options had previously been granted at prices ranging from $40.00 to $400.00 per share. Compensation will be re-measured for these options until they are exercised, canceled, or expire. At March 31, 2005, 143,233 stock options re-priced in November 2002 were still outstanding. The re-priced options did not have an intrinsic value at March 31, 2005 because the stock price at that date was below the exercise price.

     Some of the stock options granted to our employees have resulted in deferred compensation as a result of stock options having an exercise price below their estimated fair value. Deferred compensation is presented as a reduction to stockholders’ equity on the consolidated balance sheet and is then amortized using an accelerated method over the vesting period of the applicable options. When an employee terminates, an expense credit is recorded for any amortization that has been previously recorded as an expense in excess of vesting. All employees have been terminated as of January 2005. Deferred compensation amounts were fully amortized at December 31, 2004 and March 31, 2005 and no amortization charges were recorded in the three months ended March 31, 2005.

     In the first quarter of 2004, we began a program whereby we grant employees bonuses in shares of CoSine common stock based on the achievement of certain Company objectives. At the end of each quarter, we determine whether objectives have been achieved and set the total value of the common stock grant. The number of shares to be issued is calculated the following quarter based on the fixed value of the common stock issued, as determined at quarter-end, divided by CoSine’s stock price on the issuance date. Compensation expense is accrued in full in the quarter in which it is earned. No employee bonuses were earned in the second, third or fourth quarters of 2004 as the quarterly objectives were not met. This program was cancelled in 2004.

RESULTS OF OPERATIONS

     On July 29, 2004, we announced that we were exploring various strategic alternatives and that we had hired an investment bank as our financial advisor.

     On September 8, 2004, we announced that after an extensive evaluation of strategic alternatives, we initiated actions to lay-off most of our employees, laying off 100 employees in September 2004 while retaining a limited team of employees to provide customer support and handle matters related to the ongoing exploration of strategic alternatives. Since September 8, 2004, we have taken a number of actions to reduce our operating expenses and conserve our cash. We have notified our existing customers that the CoSine products are now formally discontinued and that existing customers may place “lifetime buy” orders to support their transition plans. We have written our inventory down to estimated net realizable value at September 30, 2004, December 31, 2004 and March 31, 2005.

     During the quarter ended December 31, 2004, we continued the actions initiated and announced in September 2004. Such actions included the termination of all but eight employees, negotiation of transition support plans for our customers, termination of a facility lease in Japan, and termination of supplier, contractor and consulting agreements, as well as the initiation of liquidation procedures for certain of our foreign operations. We also completed the sale, scrap or write-off of our remaining inventory, property and equipment. These activities will continue in 2005.

     In January 2005, we terminated our remaining employees and retained our chief executive officer as a consultant.

     CoSine’s business currently consists of a customer support capability supported by a third party contractor. We do not intend to offer this support capability after December 31, 2005.

On January 7, 2005, we entered into an Agreement and Plan of Merger with Tut Systems, Inc., (“Tut”). The proposed merger is structured as a stock-for-stock transaction. Upon closing, CoSine’s shareholders are to receive approximately

6.0 million shares of Tut common stock in exchange for all the outstanding shares of CoSine. The merger is subject to shareholder approval and other customary closing conditions. There can be no assurance that the merger will be approved by the shareholders.

Revenue

     For the three months ended March 31, 2005, revenue was $897,000, of which 24% was from product sales and 76% was from service. For the three months ended March 31, 2004, revenue was $4.5 million of which 83% was from product sales and 17% was from service.

     Revenues by geographic region for the three months ended March 31, 2005 and 2004, respectively, were as follows, in thousands:

	Three Months Ended
	March 31,
	2005	2004
Region
United States	$463	$2,058
Italy	52	733
France	90	671
Korea	16	624
Europe-other	62	302
Japan	214	67

Total	$897	$4,455

     Revenues for the three months ended March 31, 2005 consisted primarily of service contracts as well as the sale of two non-exclusive software licenses. The decrease in revenue from the three months ended March 31, 2004 to the three months ended March 31, 2005 is due primarily to our announcement in September 2004 that we were laying off all our employees and would no longer offer our product for sale. Our business currently consists of a service operation provided by a third party contractor. This service will be offered through December 31, 2005.

Non-Cash Charges Related to Equity Issuances

     During the three months ended March 31, 2005, we recorded $61,000 of non-cash charges related to equity issuances to general and administrative expenses. These charges relate to the amortization of a stock purchase warrant granted to a reseller. During the three months ended March 31, 2004, we recorded ($0.1) million and $0.2 million of non-cash (credits) charges related to equity issuances to cost of revenue, operating expenses and interest expense.

     Below is a reconciliation of non-cash charges related to equity issuances for the three months ended March 31, 2005 and 2004, as presented in our statement of operations, in thousands:

	Three Months Ended
	March 31,
	2004	2003
Amortization of deferred compensation related to stock options granted to employees prior to our initial public offering having an exercise price below fair market value	$—	$65
Credits related to the reversal of deferred stock compensation amortization in excess of vesting for terminated employees	—	(115)
Amortization of deferred compensation associated with non-recourse promissory notes	—	—
Amortization of deferred compensation associated with re-pricing	—	(315)
Accrual for bonus to be awarded in shares of common stock	—	236
Amortization of charges related to warrants or stock options issued to non-employees in conjunction with reseller, lease and debt agreements	61	15

Net non-cash charges related to equity issuances	$61	$(114)

     Under the stock bonus program, we accrued $236,000 at March 31, 2004, and we granted 43,300 shares of CoSine common stock in the second quarter of 2004, based on CoSine’s stock price on the grant date.

Cost of Revenue

     For the three months ended March 31, 2005, cost of revenue was $454,000, which represented the costs of our third party support contract. For the three months ended March 31, 2004, cost of revenue was $1.5 million, of which $1.2 million represented materials, labor, production overhead, warranty and the costs of providing services, $0.2 million represented software royalty expense, $0.1 million represented inventory written down and $0.1 million represented a benefit associated with written-down inventory sold.

Gross Profit

     For the three months ended March 31, 2005 and 2004, gross profit was $443,000 and $3.0 million, respectively. Gross margin declined from 66% to 49%. The decrease in gross margin percentage from the three months ended March 31, 2004 to March 31, 2005 is due primarily to reduced product sales as a result of the discontinuance of our products, announced in September 2004, lower service revenues in 2005 as compared to 2004 and the costs of our third party service provider in 2005.

     We expect our gross margin to continue to be affected by the volume of our service contract sales and the costs we incur with our third party contractor. We have the ability to modify our third party support contract every 90 days but we may not be able to accurately predict our future service contract sales and therefore may experience margin fluctuations, including possibly negative gross margins.

Research and Development Expenses

     Research and development expenses were $103,000 and $5.3 million for the three months ended March 31, 2005 and March 31, 2004, respectively. Research and development costs in the three months ended March 31, 2005 consisted of consulting expenses as well as software license amortization costs and payments. With our announcement in September 2004 that we were laying off all employees and discontinuing our products, our engineering activities are limited to providing consulting to existing customers and our third party contractor. We expect our research and development costs for the three months ending June 30, 2005 to be essentially consistent with the amounts reported in the three months ended March 31, 2005.

Sales and Marketing Expenses

     Sales and marketing expenses were $105,000 and $3.4 million for the three months ended March 31, 2005 and 2004, respectively. With our announcement in September 2004 that we were laying off all employees and were discontinuing our products, we have ceased essentially all ongoing sales and marketing efforts. Sales and marketing expenses for the three months ended March 31, 2005 consisted of expenses related to foreign sales offices, all of which are winding down. The decrease from the three months ended March 31, 2004 is due to our September 2004 announcement. We expect sales and marketing expenses in the three months ending June 30, 2005 to be essentially consistent with the amounts reported in the three months ended March 31, 2005.

General and Administrative Expenses

     General and administrative expenses were $1.3 million and $1.7 million for the three months ended March 31, 2005 and 2004, respectively. With our announcement in September 2004 that we were laying off all employees and discontinuing our products, our general and administrative efforts have been focused on restructuring activities and the ongoing evaluation of strategic alternatives, as well as the activities related to our proposed merger with Tut Systems Inc., as announced on January 7, 2005. General and administrative costs for the three months ended March 31, 2005 consisted of costs for consultants and contractors, including our chief executive officer, audit and tax services, legal services, insurance and banking fees. The decrease from the three months ended March 31, 2004 is due to the reductions in force initiated in September 2004, partially offset by increased consulting, audit, tax, legal and banking fees. General and administrative expenses for the three months ending June 30, 2005 should decrease, as the majority of the restructuring activities have been completed.

Restructuring and Impairment Charges

December 2004 Restructuring

     In the quarter ended December 31, 2004, CoSine continued its previously announced actions to terminate the remainder of its workforce, terminate the lease of its facilities in Redwood City, California, and terminated its office lease in Japan. In addition, CoSine accrued for the termination of non-cancelable software license agreements, as the licenses were not expected to be used in the ongoing operations.

     Activity related to the December 2004 restructuring is as follows, (in thousands):

	Worldwide		Software
	workforce	Lease	License
	reduction	Terminations	Terminations	Total
Provision balance at December 31, 2004	$553	$—	$1,037	$1,590
Cash payments	(508)	—	(389)	(897)
Write offs	—	—	(23)	(23)

Provision balance at March 31, 2005	$45	$—	$625	$670

September 2004 Restructuring

     In September 2004, CoSine announced actions to terminate most of its workforce, retaining a limited team of employees to provide customer support and handle matters related to the ongoing exploration of strategic alternatives. The specific actions include workforce reductions, announced discontinuance of the CoSine products, and a charge for unrecoverable royalties, and termination of third party manufacturing agreements.

     Effective September 23, 2004, CoSine approved severance agreements to Stephen Goggiano, its president and chief executive officer, and Terry Gibson, its chief financial officer, covering the period of August 1, 2004 through the earlier of (i) December 31, 2004 or (ii) the termination of their respective employments due to the elimination of their respective jobs if caused by a merger, sale, acquisition, liquidation, dissolution, consolidation or similar corporate transaction, in exchange for their continued service to CoSine as it explores strategic alternatives, including a sale of the Company, a sale or licensing of products, intellectual property, or individual assets or a winding-up and liquidation of the business. In exchange for their continued service during this time period, Mr. Goggiano and Mr. Gibson each received a retention bonus equal to 100% of their base 2004 annual salary, paid in January 2005. In addition, upon completion of these services, CoSine shall pay for the cost of Mr. Goggiano’s and Mr. Gibson’s health care coverage for a period of 12 months after termination of their respective employment. These amounts were charged to restructuring in December 2004.

     Activity related to the September 2004 restructuring is as follows (in thousands):

Write-down of
	Worldwide	inventory and	Manufacturing
	workforce	prepaid	agreement
	reduction	royalty	termination	Total
Provision balance at December 31, 2004	$424	$—	$—	$424
Cash payments	(424)	—	—	(424)
Write offs	—	—	—	—

Provision balance at March 31, 2005	$—	$—	$—	$—

Restructuring and impairments changes

During the three months ended March 31, 2005, we sold previously impaired assets for a total of $67,000 and settled a software contract at a $23,000 discount to our restructuring accrual.

Interest Income and Other Income (Expense)

     For the three months ended March 31, 2005 and 2004, interest income and other income (expense) was $113,000 and $81,000, respectively. The increase from March 31, 2004 to March 31, 2005 is due to higher interest rates, partially offset by lower short term investments.

Income Tax Provision

     Provisions for income taxes of $12,000 and $43,000 for the three months ended March 31, 2005 and 2004, respectively, were comprised entirely of foreign corporate income taxes, which are a function of our operations in subsidiaries in various countries. The provision for income taxes is based on income taxes on minimum profits the foreign operations generated for services they provided to us. Our tax expense for fiscal 2005 will continue to depend on the amount and mix of income derived from sources subject to corporate income taxes of foreign taxing jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

     Currently, we are not generating sufficient revenue to fund our operations. We expect our operating losses and net operating cash outflows to continue and expect that our revenue will continue to decline.

     On July 29, 2004, we announced that we were exploring various strategic alternatives and that we had hired an investment bank as our financial advisor. On September 8, 2004, we announced that we were laying-off substantially all of our employees and were discontinuing our products while continuing to evaluate strategic alternatives. Based on restructuring activities initiated in September 2004 and continued in the quarter ended December 31, 2004, on the costs to complete all such activities, on the significant reduction in cash usage once such activities are completed, and on the costs to extend customer support activities through December 2005, we believe that we possess sufficient liquidity and capital resources to fund our operations and working capital requirements for at least the next 12 months. However, our restructuring activities and our ongoing review of strategic alternatives raise substantial doubt as to our ability to continue as a going concern. See “Liquidity and Strategic Alternatives” in Note 1 of the Notes to the Condensed Consolidated Financial Statements.

     On September 8, 2004, we announced that after an extensive evaluation of strategic alternatives, we had initiated actions to lay-off most of our employees, retaining a limited team of employees to provide customer support and handle matters related to the ongoing exploration of strategic alternatives. Since September 8, 2004, we have taken a number of actions to reduce our operating expenses and conserve our cash. We have notified our existing customers that the CoSine products are now formally discontinued and that existing customers may place “lifetime buy” orders to support their transition plans. We have written our inventory down to estimated net realizable value at September 30, 2004, December 31, 2004 and March 31, 2005. We have taken steps to terminate contract manufacturing arrangements, contractor and consulting arrangements and facility leases. These activities continued during the quarter ended December 31, 2004 and March 31, 2005, at which time our business consisted primarily of a customer support capability supported by a third party contractor.

On January 7, 2005, we entered into an Agreement and Plan of Merger with Tut Systems, Inc., (“Tut”). The proposed merger is structured as a stock-for-stock transaction. Upon closing, CoSine’s shareholders are to receive approximately 6.0 million shares of Tut common stock in exchange for all the outstanding shares of CoSine. The merger is subject to shareholder approval and other customary closing conditions. There can be no assurance that the merger will be approved by the shareholders.

     Should the merger with Tut Systems, Inc not be completed, we would continue to explore strategic alternatives, including a sale of the company, a sale or licensing of products, intellectual property, or a winding-up and liquidation of the business and a return of capital. Pending the completion of the proposed merger or, should the merger not be completed, the outcome of our review of strategic alternatives, and pending any definitive decisions to close or liquidate the business, we will continue to prepare our financial statements on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As such, the financial statements do not include any adjustments to reflect possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from any decisions made with respect to our assessment of our strategic alternatives. If at some point we were to decide to pursue alternative plans, we may be required to present the financial statements on a different basis. As an example, if we were to decide to pursue a liquidation and return of capital, it would be appropriate to prepare and present financial statements on the liquidation basis of accounting, whereby assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.

     There can be no assurance that any transaction or other corporate action will result from our exploration of strategic alternatives. Further there can be no assurance concerning the type, form, structure, nature, results, timing or terms and conditions of any such potential action, even if such an action does result from this exploration.

Cash, Cash Equivalents and Short-Term Investments

     At March 31, 2005, cash, cash equivalents and short-term investments were $23.7 million. This compares with $24.9 million at December 31, 2004.

Operating Activities

     We used $1.3 million in cash for operations for the three months ended March 31, 2005, a decrease of $5.8 million from the amount used in the three months ended March 31, 2004. The reduced cash usage in the three months ended March 31, 2005 is due primarily to the $6.5 million reduction in net loss from March 31, 2004 to March 31, 2005, partially offset by reductions in other liabilities and accrued compensation.

Investing Activities

     Investing activities generated $3.1 million in cash in the three months ended March 31, 2005 as compared to a usage of $645,000 in the three months ended March 31, 2004. There were no capital expenditures in the three months ended March 31, 2005 as compared to $547,000 in the prior year period.

Financing Activities

     There were no significant financing activities in the three months ended March 31, 2005. In the three months ended March 31, 2004, we paid-off the balance of our long term debt and capital leases and realized $120,000 from sales of stock.

OUTLOOK

     Although capital spending in the telecommunications industry has begun to recover, the market for network-based IP services continues to develop slowly. We do not believe we can achieve the sustainable revenue growth necessary to survive as a stand-alone entity. On July 29, 2004, we announced that we were exploring various strategic alternatives and that we had hired an investment bank as our financial advisor. On September 8, 2004, we announced that after an extensive evaluation of strategic alternatives, we had initiated actions to lay-off most of its employees, retaining a limited team of employees to provide customer support and handle matters related to the ongoing exploration of strategic alternatives. Since September 8, 2004, we have taken a number of actions to reduce our operating expenses and conserve our cash. We have notified our existing customers that the CoSine products are now formally discontinued and that existing customers may place “lifetime buy” orders to support their transition plans. Based on our current forecasts for future product demand, we have written our inventory down to estimated net realizable value at September 30, 2004, December 31, 2004 and March 31, 2005. We have taken steps to terminate contract manufacturing arrangements, contractor and consulting arrangements and facility leases. These activities continued into the quarters ended December 31, 2004 and March 31, 2005, at which time our business consisted primarily of a customer support capability supported by a third party contractor through December 31, 2005.

On January 7, 2005, we entered into an Agreement and Plan of Merger with Tut Systems, Inc., (“Tut”). The proposed merger is structured as a stock-for-stock transaction. Upon closing, CoSine’s shareholders are to receive approximately 6.0 million shares of Tut common stock in exchange for all the outstanding shares of CoSine. The merger is subject to shareholder approval and other customary closing conditions. There can be no assurance that the merger will be approved by the shareholders.

     Should such transaction not be completed, we will continue to support our existing customers through December 2005 through our transition support programs. We will also continue to explore strategic alternatives, which could include liquidation of the company and return of capital to shareholders.

     At March 31, 2005, we had $23.7 million in cash and short-term investments. Based on restructuring activities initiated in September and December 2004, on the costs to complete all such activities, on the significant reduction in cash usage once such activities are completed, and on the expected net costs to extend customer support activities through December 2005, we believe that we possess sufficient liquidity and capital resources to fund our operations and working capital requirements for at least the next 12 months.

RISK FACTORS

     This report (including the “Outlook” section above) contains forward-looking statements. We use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend” and similar expressions to identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the continued downturn in the telecommunications industry, the slow development of the market for network-based IP services, and technological changes affecting the value of our intellectual property to the extend these conditions impact strategic alternatives available to us, failure to achieve revenue growth and profitability, and changes in general economic conditions and in economic conditions in the customer service market that we currently serve, all as are discussed in more detail below in this section, as well as the other risk factors discussed below. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents that we file from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K and the Quarterly Reports on Form 10-Q that we file in the remainder of fiscal year 2005.

     The following discussion describes certain risk factors related to our business as well as to our industry in general.

CoSine has signed a definitive agreement to be acquired by Tut Systems, Inc. (Tut), in a stock-for-stock transaction in which CoSine would be merged into a wholly owned subsidiary of Tut. If the merger is not completed, a continued investment in CoSine by its stockholders is subject to substantial risks. CoSine has ceased substantially all revenue generating operations and sold its operating assets.

     CoSine has incurred losses since inception and expects that its net losses and negative cash flow will continue for the foreseeable future as CoSine seeks to consummate the merger with Tut or another strategic alternative, if any. In September 2004, CoSine announced the termination of most of its employees to facilitate the strategic alternatives then in consideration. In addition, as CoSine seeks to consummate the merger with Tut or another strategic alternative, CoSine continues to expend its remaining cash resources. Further, CoSine may incur significant expenses in connection with the merger with Tut or other possible strategic alternatives, to the extent CoSine is able to do so pursuant to the terms of the merger agreement with Tut. If Cosine fails to merge with Tut, or if CoSine fails to consummate another strategic alternative or raise additional capital, the resulting reduction of CoSine’s available cash resources could result in CoSine ceasing operations and liquidating. In the case of a liquidation or bankruptcy, CoSine would need to hold back or distribute assets to cover liabilities before paying stockholders and, therefore, stockholders may not receive any proceeds for their ownership in CoSine. However, CoSine believes it has adequate cash resources to continue to realize its assets and discharge its liabilities as a company through 2005.

Failure to complete the merger could cause our stock price to decline.

     If the merger with Tut is not consummated, CoSine’s stock price may decline due to any or all of the following potential consequences:

•	CoSine may not be able to dispose of its assets or business for values equaling or exceeding the value represented by the merger; in particular, its assets may be diminished in value;

•	CoSine’s costs related to the merger, such as legal, accounting and financial advisor fees, must be paid even if the merger is not completed; and

•	CoSine may have difficulty retaining its key remaining consultant.

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

     CoSine has incurred recurring operating losses, and operations have not generated positive cash flows. In the event CoSine is unable to effect the merger with Tut or effect another strategic alternative, CoSine will be required to find another buyer or distribute its assets. In the case of a distribution, CoSine would need to hold back assets to cover liabilities, and stockholders may receive less value than they would in the merger.

In the event the merger with Tut is not consummated, CoSine may elect to dissolve and distribute assets to stockholders if CoSine’s board of directors determines that such action is in the best interest of the stockholders.

     As a result of CoSine’s exploration of strategic alternatives, its board of directors may deem it advisable to dissolve the company and distribute assets to stockholders. The precise nature, amount and timing of any distribution to CoSine’s stockholders would depend on and could be delayed by, among other things, sales of its non-cash assets and claim settlements with creditors.

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

     CoSine relies on a combination of copyright, trademark, patent and trade secret laws and restrictions on disclosure to protect their intellectual property rights. Monitoring unauthorized use of CoSine’s products is difficult, and CoSine cannot be certain that the steps it has taken will prevent unauthorized use of CoSine’s technology. If CoSine is unable to protect its intellectual property rights, the value of its intellectual property may be impaired, adversely impacting its ability to consummate acceptable strategic alternatives.

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

CoSine has a history of losses that may continue, and if it does not achieve profitability it may cease operations.

     At March 31, 2005, CoSine had an accumulated deficit of $517 million. CoSine has incurred net losses since its incorporation. If it does not achieve profitability, is unable to obtain additional financing or complete a strategic alternative to its current operations, CoSine will cease operations and liquidate.

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

     A sensitivity analysis was performed on our investment portfolio as of March 31, 2005 based on a modeling technique that measures hypothetical fair market value changes that would result from a parallel shift in the yield curve of plus 100 basis points. Based on this analysis, a hypothetical 100 basis point increase in interest rates would result in a $40,000 decrease in the fair value of our investments in debt securities as of March 31, 2005.

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

Changes in Internal Controls. There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In connection with its audit of our consolidated financial statements for the year ended December 31, 2004, Burr, Pilger & Mayer LLP identified significant deficiencies, which represent material weaknesses. The material weaknesses were related to a lack of adequate segregation of duties. In addition, significant audit adjustments were needed to accrued expenses and stockholders’ equity that were the result of an insufficient quantity of experienced resources involved with the financial reporting and year end closing process resulting from staff reductions associated with the downsizing of the Company.

Prior to the issuance of our consolidated financial statements, we completed the account reconciliations, analyses and our management review such that we can certify that the information contained in our consolidated financial statements for the year ended December 31, 2004 and for the three months ended March 31, 2005, fairly presents, in all material respects, the financial condition and results of operations of the Company.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

     On January 18, 2005, CoSine and our officers and directors were named as defendants in a securities class action lawsuit filed in San Mateo County Superior Court. The suit requests that the acquisition of CoSine by Tut Systems, Inc. be enjoined due to alleged self-dealing and breach of fiduciary duties by our officers and directors. We believe that the allegations contained in the complaint are meritless and intend to vigorously defend against such claims. An unfavorable resolution of this litigation will have a material adverse effect on our ability to consummate a strategic alternative to our current operations.

     In the ordinary course of business, we are involved in legal proceedings involving contractual obligations, employment relationships and other matters. Except as described above, we do not believe there are any pending or threatened legal proceedings that will have a material impact on our consolidated financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

     We have used approximately $219 million of the funds from the initial public offering to fund our operations. We expect to use the remaining net proceeds for general corporate purposes, to fund our operations, working capital and capital expenditures. Pending further use of the net proceeds, we have invested them in short-term, interest-bearing, investment-grade securities.

ITEM 6. EXHIBITS

Exhibit Index on page 30.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSINE COMMUNICATIONS, INC.

	By:	/s/ Terry Gibson

Terry Gibson
Dated: May 13, 2005		Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Terry Gibson, Chief Executive Officer and Chief Financial Officer of CoSine Communications, Inc., pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Terry Gibson, Chief Executive Officer and Chief Financial Officer of CoSine Communications, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002