Form 10-Q
period 2005-06-30
COSINE COMMUNICATIONS INC
filed 2005-08-01
CIK 1060824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

________________

FORM 10-Q
________________

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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
Yes [ ] No [X]

There were 10,090,635 shares of the Company's Common Stock, par value $.0001, outstanding on July 15, 2005.

COSINE COMMUNICATIONS, INC.

FORM 10-Q

Quarter ended June 30, 2005

TABLE OF CONTENTS

PART I	Page
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	29
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	30
Item 6.	Exhibits	30
Signature		31
Exhibit Index		32
Certifications		33

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COSINE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (In thousands, except for par value and share data)

	June 30, 2005	December 31, 2004
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$12,749	$9,203
Short-term investments	10,342	15,710
Accounts receivable:
Trade (net of allowance for doubtful accounts of $90 at June 30, 2005 and December 31, 2004)	220	1,328
Other receivables	94	483
Prepaid expenses and other current assets	530	949
Total current assets	23,935	27,673
Long-term deposits and other assets	370	150
	$24,305	$27,823

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$203	$252
Provision for warranty claims	100	157
Accrued other liabilities	1,368	3,129
Accrued compensation	—	412
Deferred revenue	332	509
Total current liabilities	2,003	4,459
Total liabilities	2,003	4,459

Stockholders' equity:
Preferred stock, 3,000,000 authorized, none issued and outstanding	—	—
Common stock, $.0001 par value, 300,000,000 shares authorized; 10,090,635 and 10,159,790 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	1	1
Additional paid-in capital	538,947	540,028
Notes receivable from stockholders	—	(1,520)
Accumulated other comprehensive income	624	614
Accumulated deficit	(517,270)	(515,759)
Total stockholders' equity	22,302	23,364
	$24,305	$27,823
See accompanying notes.

(1) The information in this column was derived from the Company's audited consolidated financial statements for the year ended December 31, 2004.

COSINE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Six Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Product	$-	$1,819	$216	$5,537
Service	699	749	1,380	1,486
Total revenue	699	2,568	1,596	7,023
Cost of revenue[1]	389	1,435	843	2,932
Gross profit	310	1,133	753	4,091

Operating expenses:
Research and development[2]	-	4,352	103	9,607
Sales and marketing[3]	-	3,155	105	6,538
General and administrative[4]	1,098	1,197	2,403	2,905
Restructuring and impairment charges	--	2,308	(91)	2,343
Total operating expenses	1,098	11,012	2,520	21,393

Loss from operations	(788)	(9,879)	(1,767)	(17,302)

Other income (expenses):
Interest income and other	166	42	279	225
Interest expense	-	(1)	-	(3)
Total other income	166	141	279	222

Loss before income tax provision	(622)	(9,738)	(1,488)	(17,080)

Income tax provision (benefits)	11	(32)	23	11

Net loss	$(633)	$(9,706)	$(1,511)	$(17,091)

Basic and diluted net loss per share	$(0.06)	$(0.96)	$(0.15)	$(1.70)

Shares used in computing per share amounts	10,091	10,062	10,097	10,035

See accompanying notes.

1 Cost of revenues includes non-cash (credits) charges related to equity issuances of nil and ($43) for the three months ended June 30, 2005 and 2004, respectively, and nil and ($69) for the six months ended June 30, 2005 and 2004, respectively.
2 Research and development expenses include non-cash (credits) charges related to equity issuances of nil and ($255) for the three months ended June 30, 2005 and 2004, respectively, and nil and ($214) for the six months ended June 30, 2005 and 2004, respectively.
3 Sales and marketing expenses include non-cash charges (credits) of nil and ($154) for the three months ended June 30, 2005 and 2004, respectively, and nil and ($193) for the six months ended June 30, 2005 and 2004, respectively.
4 General and administrative expenses include non-cash charges (credits) of $158 and ($311) for the three months ended June 30, 2005 and 2004, respectively, and $219 and ($401) for the six months ended June 30, 2005 and 2004, respectively.

COSINE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2005	2004
Operating activities:
Net loss	($1,511)	($17,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	1,250
Allowance for doubtful accounts	—	(73)
Non-cash charges related to inventory write-down	—	657
Write-down of property and capital equipment	—	2,308
Amortization of warrants issued for services	219	33
Amortization of deferred stock compensation	—	(975)
Reversal of amortization in excess of vesting	—	(163)
Bonus awarded in shares of common stock	—	228
Other, net	—	(12)
Change in operating assets and liabilities:
Accounts receivable, trade	1,108	4,205
Other receivables	389	(92)
Inventory	—	(44)
Prepaid expenses and other current assets	419	367
Long-term deposits	—	55
Accounts payable	(49)	(401)
Provision for warranty claims	(57)	(135)
Accrued other liabilities	(1,761)	(54)
Accrued compensation	(412)	(180)
Deferred revenue	(177)	(2,173)
Accrued rent	—	(13)
Net cash used in operating activities	(1,832)	(12,303)

Investing activities:
Capital expenditures	—	(1,024)
Purchase of short-term investments	(10,930)	(27,182)
Proceeds from sales and maturities of short-term investments	16,308	37,674
Net cash provided by investing activities	5,378	9,468

Financing activities:
Principal payments of equipment and working capital loans and capital leases	—	(129)
Proceeds from issuance of common stock, net	—	226
Net cash provided by financing activities	—	97

Net increase (decrease) in cash and cash equivalents	3,546	(2,738)
Cash and cash equivalents at the beginning of the period	9,203	19,719
Cash and cash equivalents at the end of the period	$12,749	$16,981
Supplemental information:
Cash paid for interest	$—	$3
Income taxes paid	$23	$11
Cancellation of notes receivable due to repurchase of unvested stock	$1,520	$1,941
Net transfer from inventory to property and equipment	$—	$65
Issuance of warrant to reseller and revaluation	$439	$48
Re-measurement of deferred stock compensation	$—	$251

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

Liquidity and Strategic Alternatives

The accompanying financial statements have been prepared in conformity with US generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, at June 30, 2005, the Company has an accumulated deficit of $517,270,000 has sold substantially all of its operating assets and continues to incur losses and negative cash flow from operating activities. As of December 31, 2004 and June 30, 2005, the Company’s business consisted primarily of a customer service capability operated under contract by a third party. The Company’s actions in September 2004, in connection with its ongoing evaluation of strategic alternatives, to terminate most of its employees and discontinue production activities in an effort to conserve cash, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects relating to the recoverability and classification of the recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

On July 29, 2004, CoSine announced that it was exploring various strategic alternatives and that the Company had hired an investment bank as its financial advisor.

On September 8, 2004, CoSine announced that after an extensive evaluation of strategic alternatives, the Company initiated actions to lay-off most of its employees, retaining a limited team of employees to provide customer support and handle matters related to the ongoing exploration of strategic alternatives. Since September 8, 2004, the Company has taken a number of actions to reduce its operating expenses and conserve its cash. CoSine has notified its existing customers that the CoSine products are now formally discontinued and that existing customers may place “lifetime buy” orders to support their platform transition plans. The Company has sold, scrapped or written its inventory down to estimated net realizable value at December 31, 2004 and June 30, 2005. The Company has taken steps to terminate contract manufacturing arrangements, contractor and consulting arrangements and facility leases. These activities continued through June 30, 2005. CoSine’s business currently consists primarily of a customer service capability operated under contract by a third party.

On January 7, 2005, the Company entered into an Agreement and Plan of Merger with Tut Systems, Inc. (“Tut”). The proposed merger was structured as a stock-for-stock transaction. Upon closing, the Company’s shareholders were to receive approximately 6.0 million shares of Tut common stock in exchange for all the outstanding shares of the Company. The merger was terminated on May 16, 2005.

In June 2005, the Company was informed that its stock would be de-listed from the Nasdaq National Market System pursuant to Nasdaq Marketplace Rules 4300 and 4330 (a)(3). The Company’s stock was de-listed on June 16, 2005 and now trades in the over the counter market under the symbol “COSN.PK.”

In July 2005, the Company completed a comprehensive review of strategic alternatives, including a sale of the Company, a sale or licensing of intellectual property, a redeployment of the Company’s assets into new business ventures, or a winding-up and liquidation of the business and a return of capital. The board of directors has approved a plan to redeploy CoSine’s existing resources to identify and acquire one or more new business operations, while continuing to support CoSine’s existing customers and continuing to offer CoSine’s intellectual property for license or sale. CoSine’s redeployment strategy will involve the acquisition of one or more operating businesses with existing or prospective taxable earnings that can be offset by use of the Company’s net operating loss carry-forwards (“NOLs”). As of this date, no candidate has been identified, and no assurance can be given that the Company will find suitable candidates, and if it does, that the Company will be able to utilize its existing NOLs. The Company will continue to prepare its financial statements on the assumption that it will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As such, the financial statements do not include any adjustments to reflect possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from any decisions made with respect to the Company’s assessment of its strategic alternatives. If at some point the Company were to decide to pursue alternative plans, the Company may be required to present the financial statements on a different basis. As an example, if the Company were to decide to pursue a liquidation and return of capital, it would be appropriate to prepare and present financial statements on the liquidation basis of accounting, whereby assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.

The unaudited condensed consolidated financial statements have been prepared by CoSine Communications, Inc. pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X and include the accounts of CoSine Communications, Inc. and its wholly owned subsidiaries ("CoSine" or collectively, the "Company"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities Exchange Commission’s rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year. The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes included in CoSine's Annual Report filed on Form 10-K for the year ended December 31, 2004.

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

Pro Forma Stock Compensation Information

CoSine has elected to continue to follow Accounting Principles Board Opinion 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations to account for employee stock options. The alternative fair value method of accounting prescribed by Statement of Financial Accounting Standards 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” requires the use of option valuation. Under APB 25, no compensation expense is recognized when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant.

The following table illustrates the effect on CoSine’s net loss and net loss per share if CoSine had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss, as reported	($633)	($9,706)	($1,511)	($17,091)
Add: Stock-based employee compensation expense (credit), net of tax, included in reported net loss	-	(732)	-	(747)
Deduct: Reversal of amortization in excess of vesting, net of tax	-	(49)	-	(163)
Deduct: Stock-based employee compensation expense determined under fair value method for all stock option grants (SFAS 123 expense), net of tax	-	(294)	-	(895)
Pro forma net loss	($633)	($10,781)	($1,511)	($18,896)

Basic and diluted net loss per share, as reported	($0.06)	($0.96)	($0.15)	($1.70)
Pro forma basic and diluted net loss per share	($0.06)	($1.07)	($0.15)	($1.88)

The fair value of CoSine’s options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	0.95	0.97	0.95	0.95
Risk free interest rate	2.6%	2.5%	2.6%	2.6%
Expected life	4 years	4 years	4 years	4 years

In the three and six months ended June 30, 2005, no shares were issued under the Employee Stock Purchase Plan and the plan has been terminated. The estimated weighted-average fair value of shares issued under the Employee Stock Purchase Plan in 2004 was $4.09, using a volatility of 64%, risk-free interest rate of 2% and an expected life of one year.

Guarantees

 CoSine from time to time enters into certain types of contracts that require the Company to indemnify parties against certain third party claims that may arise. These contracts primarily relate to: (i) certain real estate leases under which the Company may be required to indemnify property owners for environmental liabilities and other claims arising from the Company's use of the applicable premises, (ii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship, (iii) contracts under which the Company may be required to indemnify customers against loss or damage to property or persons as a result of willful or negligent conduct by CoSine employees or sub-contractors, (iv) contracts under which the Company may be required to indemnify customers against third party claims that a CoSine product infringes a patent, copyright or other intellectual property right and (v) procurement or license agreements under which the Company may be required to indemnify licensors or vendors for certain claims that may be brought against them arising from the Company's acts or omissions with respect to the supplied products or technology.

Generally, a maximum obligation is not explicitly stated. Because the obligated amounts associated with this type of agreement are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, CoSine has not been obligated to make payments for these obligations, and no liabilities have therefore been recorded for these obligations on its consolidated balance sheet as of June 30, 2005.

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

On or about July 1, 2002, an omnibus motion to dismiss was filed in the coordinated litigation on behalf of the issuer defendants, of which we and our named officers and directors are a part, on common pleading issues. In October 2002, pursuant to stipulation by the parties, the Court entered an order dismissing our named officers and directors from the action without prejudice. On February 19, 2003, the Court dismissed the Section 10(b) and Rule 10b-5 claims against us but did not dismiss the Section 11 claims against us.

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

On January 18, 2005, CoSine and its officers and directors were named as defendants in a securities class action lawsuit filed in San Mateo County Superior Court. The suit requested that a proposed acquisition of CoSine by Tut Systems, Inc be enjoined due to alleged self-dealing and breach of fiduciary duties by CoSine’s officers and directors. This suit was dismissed in May 2005 at the request of the plaintiffs.

In the ordinary course of business, CoSine is involved in legal proceedings involving contractual obligations, employment relationships and other matters. Except as described above, CoSine does not believe there are any pending or threatened legal proceedings that will have a material impact on its consolidated financial position or results of operations.

3. BALANCE SHEET DETAILS

Inventory

In the quarter ended September 30, 2004, the Company announced that it had discontinued its products and accordingly wrote its inventory down to net realizable value. At December 31, 2004 and June 30, 2005, all inventory had been sold, scrapped or written-off and there was no inventory awaiting customer acceptance.

During the three and six months ended June 30, 2005, $25,000 of previously written-down inventory was sold. During the three months ended June 30, 2004, $211,000 of previously written-down inventory was sold and $555,000 of inventory was written down. In addition, charges of $8,000 were recorded in the three months ended June 30, 2004 in connection with excess purchase commitments at CoSine’s contract manufacturers.

During the six months ended June 30, 2004, $271,000 of previously written-down inventory was sold and $657,000 of inventory was written-down. In addition, charges of $43,000 were recorded in the six months ended June 30, 2004 in connection with excess purchase commitments at CoSine’s contract manufacturers.

Warranty

CoSine provided a basic limited warranty, including repair or replacement of parts, and technical support for products sold on or before September 30, 2004. The specific terms and conditions of those warranties varied depending on the customer or region in which CoSine did business. CoSine estimated the costs that may be incurred under its basic limited warranty and recorded a liability in the amount of such costs at the time product revenue was recognized. CoSine’s warranty obligation is affected by the number of installed units, product failure rates, materials usage and service delivery costs incurred in correcting product failures. CoSine periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in CoSine’s warranty liability were as follows, in thousands:
	Six Months Ended June 30,
	2005	2004
Beginning balance	$157	$464
Warranty charged to cost of revenue	—	177
Utilization of warranties	—	(294)
Changes in estimated liability based on experience	(57)	(18)
Ending balance	$100	$329

4. NET LOSS PER COMMON SHARE

Basic net loss per common share is calculated based on the weighted-average number of common shares outstanding during the periods presented, less weighted-average shares outstanding that are subject to CoSine's right of repurchase. Common stock equivalents consisting of stock options and warrants (calculated using the treasury stock method), have been excluded from the diluted net loss per common share computations, as their inclusion would be antidilutive. These securities amounted to 397,000 shares and 1,445,000 shares for the six months ended June 30, 2005 and 2004, respectively.

The calculations of basic and diluted net loss per share are shown below, in thousands, except per share data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss	($ 633)	($9,706)	($1,511)	($17,091)
Basic and diluted:
Weighted-average shares of common stock outstanding	10,091	10,218	10,097	10,199
Weighted-average shares subject to repurchase	—	(156)	—	(164)
Weighted-average shares used in basic and diluted net loss per share	10,091	10,062	10,097	10,035
Basic and diluted net loss per share	($0.06)	($0.96)	($0.15)	($1.70)

5. COMPREHENSIVE LOSS

The components of comprehensive loss are shown below, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss	($633)	($9,706)	($1,511)	($17,091)
Other comprehensive loss:
Unrealized gains (losses) on investments	(9)	(59)	(10)	(65)
Currency translation adjustment	-	(31)	-	(15)
Total other comprehensive loss	(9)	(90)	(10)	(80)
Comprehensive loss	($642)	($9,796)	($1,521)	($17,171)

6. SEGMENT REPORTING

CoSine operates in only one operating segment, and substantially all of CoSine’s assets are located in the United States.

Revenues from customers by geographic region for the three and six months ended June 30, 2005 and 2004, respectively, were as follows, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Region
United States	$400	$633	$863	$2,691
Italy	57	30	109	763
France	63	231	153	901
Korea	14	949	30	1,562
Japan	100	546	314	614
Other EMEA .	65	169	127	472
Other Asia/Pacific	-	10	-	20
Total	$699	$2,568	$1,596	$7,023

7. RESTRUCTURING CHARGES

December 2004 Restructuring

 In the quarter ended December 31, 2004, CoSine continued its previously announced actions to terminate the remainder of its workforce, terminated the lease of its facilities in Redwood City, California, and terminated its office lease in Japan. In addition, CoSine accrued for the termination of non-cancelable software license agreements, as the licenses were not expected to be used in the ongoing operations.

Activity related to the December 2004 restructuring for the six months ended June 30, 2005 is as follows (in thousands):

	Worldwide workforce reduction	Lease Terminations	Software License Terminations	Total
Provision balance at December 31, 2004	$553	$—	$1,037	$1,590
Cash payments	(537)	—	(389)	(926)
Write offs	—	—	(23)	(23)
Provision balance at June 30, 2005	$16	$—	$625	$641

September 2004 Restructuring

In September 2004, CoSine announced actions to terminate most of its workforce, retaining a limited team of employees to provide customer support and handle matters related to the ongoing exploration of strategic alternatives. The specific actions included workforce reductions, announced discontinuance of the CoSine products, a charge for unrecoverable royalties, and termination of third party manufacturing agreements.

Effective September 23, 2004, CoSine approved severance agreements to Stephen Goggiano, its president and chief executive officer, and Terry Gibson, its chief financial officer, covering the period of August 1, 2004 through the earlier of (i) December 31, 2004 or (ii) the termination of their respective employments due to the elimination of their respective jobs if caused by a merger, sale, acquisition, liquidation, dissolution, consolidation or similar corporate transaction, in exchange for their continued service to CoSine as it explored strategic alternatives, including a sale of the Company, a sale or licensing of products, intellectual property, or individual assets or a winding-up and liquidation of the business. In exchange for their continued service during this time period, Mr. Goggiano and Mr. Gibson each received a retention bonus equal to 100% of their base 2004 annual salary, paid in January 2005. Both Mr. Goggiano's and Mr. Gibson's employment with CoSine terminated in January 2005. Also in exchange for their continued service during this time period, CoSine agreed to pay for the cost of Mr. Goggiano's, Mr. Gibson's and their families' health care coverage for a period of 12 months after termination of their respective employment. These amounts were charged to restructuring in December 2004. Mr. Gibson continues to serve as a consultant to the Company on a month-to-month basis.

Activity related to the September 2004 restructuring for the six months ended June 30, 2005 is as follows (in thousands):

	Worldwide workforce reduction	Write-down of inventory and prepaid royalty	Manufacturing agreement termination	Total
Provision balance at December 31, 2004	$424	$—	$—	$424
Cash payments	(424)	—	—	(424)
Write offs	—	—	—	—
Provision balance at June 30, 2005	$—	$—	$—	$—

8. SUBSEQUENT EVENT

In July 2005, the Company completed a comprehensive review of strategic alternatives, including a sale of the Company, a sale or licensing of intellectual property, a redeployment of the Company’s assets into new business ventures, or a winding-up and liquidation of the business and a return of capital. The board of directors has approved a plan to redeploy the Company’s existing resources to identify and acquire one or more new business operations, while continuing to support the Company’s existing customers and continuing to offer the Company’s intellectual property for license or sale. The Company’s redeployment strategy will involve the acquisition of one or more operating businesses with existing or prospective taxable earnings that can be offset by use of the Company’s net operating loss carry-forwards (“NOLs”). As of this date, no candidate has been identified, and no assurance can be given that the Company will find suitable candidates, and if it does, that the Company will be able to utilize its existing NOLs. The Company will continue to prepare its financial statements on the assumption that it will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As such, the financial statements do not include any adjustments to reflect possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from any decisions made with respect to the Company’s assessment of its strategic alternatives. If at some point the Company were to decide to pursue alternative plans, the Company may be required to present the financial statements on a different basis. As an example, if the Company were to decide to pursue a liquidation and return of capital, it would be appropriate to prepare and present financial statements on the liquidation basis of accounting, whereby assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.

9. RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards Number 154

In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections,” was issued. This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is evaluating the effect the adoption of this interpretation will have on its financial position, cash flows and results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. We use words such as "anticipate," "believe," "plan," "expect," "future," "intend" and similar expressions to identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the continued downturn in the telecommunications industry and slow development of the market for network-based IP services, technological changes affecting the value of our intellectual property to the extent these conditions impact strategic alternatives available to us, failure to achieve revenue growth and profitability, changes in general economic conditions and in economic conditions in the customer service market that we currently serve, our ability to identify and acquire new business operations while continuing to provide support to our existing customers and continuing to offer our intellectual property for license or sale, the time and costs required to identify and acquire new business operations, management and board interest in and distraction due to identifying and acquiring new business operations, and the reactions, either positive or negative, of investors, competitors, customers, employees and others to our strategic direction and to any specific business opportunity selected by us, all as are discussed in more detail in the section entitled "Risk Factors" on pages 22 through 25 of this report, as well as the other risk factors discussed in that section. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents that we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we will file in the remainder of fiscal year 2005.

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

Even during this period, the market for our IP Service Delivery Platform was still in the early stages of development, and the volume and timing of orders were difficult to predict. A customer’s decision to purchase our platform typically involved a significant commitment of its resources and a lengthy evaluation, testing and product qualification process. The long sales cycle and the timing of our customers’ rollout of services made possible by our platform, which affected repeat business, caused our revenue and operating results to vary significantly and unexpectedly from quarter to quarter and constrained our ability to secure new customers. We had not generated sufficient revenue to fund our operations and had been unable to increase our revenue in the near term in order to reduce our cash consumption and remain a viable and competitive supplier.

On July 29, 2004, we announced that we were exploring various strategic alternatives and that we had hired an investment bank as our financial advisor, which had been first retained in May 2003.

On September 8, 2004, we announced, in connection with our ongoing evaluation of strategic alternatives, that we had initiated actions to lay-off most of our employees, retaining a limited team of employees to provide customer support and handle matters related to the ongoing exploration of strategic alternatives. Since September 8, 2004, we have taken a number of actions to reduce our operating expenses and conserve our cash. We have notified our existing customers that the CoSine products have been formally discontinued and offered existing customers the option to place “lifetime buy” orders to support their platform transition plans. We have written our inventory down to estimated net realizable value at September 30, 2004, December 31, 2004 and June 30, 2005. We have terminated contract manufacturing arrangements, contractor and consulting arrangements, and facility leases.

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

On January 7, 2005, we entered into an Agreement and Plan of Merger with Tut Systems, Inc. (“Tut”). The proposed merger was structured as a stock-for-stock transaction. Upon closing, CoSine’s shareholders were to receive approximately 6.0 million shares of Tut common stock in exchange for all the outstanding shares of CoSine. The merger was terminated on May 16, 2005.

In June 2005, we were informed that our stock would be de-listed from the Nasdaq National Market System pursuant to Nasdaq Marketplace Rules 4300 and 4330 (a)(3). Our stock was de-listed on June 16, 2005 and now trades in the over the counter market under the symbol “COSN.PK.”

In July 2005, we completed a comprehensive review of strategic alternatives, including a sale of CoSine, a sale or licensing of intellectual property, a redeployment of our assets into new business ventures, or a winding-up and liquidation of the business and a return of capital. The board of directors has approved a plan to redeploy our existing resources to identify and acquire one or more new business operations, while continuing to support our existing customers and continuing to offer our intellectual property for license or sale. Our redeployment strategy will involve the acquisition of one or more operating businesses with existing or prospective taxable earnings that can be offset by use of our net operating loss carry-forwards (“NOLs”). As of this date, no candidate has been identified, and no assurance can be given that we will find suitable candidates, and if we do, that we will be able to utilize our existing NOLs.

As of December 31, 2004 and June 30, 2005, our business consisted of primarily a customer service capability operated by a third party.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance U.S. generally accepted accounting principles. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, inventory valuation, long-lived assets, warranties and equity issuances. Additionally, the audit committee of our board of directors reviews these critical accounting estimates at least annually. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for certain judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

On July 29, 2004, CoSine announced that it was exploring various strategic alternatives and that CoSine had hired an investment bank as its financial advisor, which had been first retained in May 2003.

On September 8, 2004, CoSine announced, in connection with its ongoing evaluation of strategic alternatives, that it had initiated actions to lay-off most of its employees, retaining a limited team of employees to provide customer support and handle matters related to the ongoing exploration of strategic alternatives. Since September 8, 2004, the Company has taken a number of actions to reduce its operating expenses and conserve its cash. CoSine has notified its existing customers that the CoSine products have been formally discontinued and offered existing customers the option to place “lifetime buy” orders to support their platform transition plans. The company has written its inventory down to estimated net realizable value at September 30, 2004, December 31, 2004 and June 30, 2005. CoSine has terminated contract manufacturing arrangements, contractor and consulting arrangements and facility leases.

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

On January 7, 2005, we entered into an Agreement and Plan of Merger with Tut Systems, Inc. (“Tut”). The proposed merger was structured as a stock-for-stock transaction. Upon closing, CoSine’s shareholders were to receive approximately 6.0 million shares of Tut common stock in exchange for all the outstanding shares of CoSine. The merger was terminated on May 16, 2005.

In July 2005, we completed a comprehensive review of strategic alternatives, including a sale of CoSine, a sale or licensing of intellectual property, a redeployment of our assets into new business ventures, or a winding-up and liquidation of the business and a return of capital. The board of directors has approved a plan to redeploy our existing resources to identify and acquire one or more new business operations, while continuing to support our existing customers and continuing to offer our intellectual property for license or sale. Our redeployment strategy will involve the acquisition of one or more operating businesses with existing or prospective taxable earnings that can be offset by use of our net operating loss carry-forwards (“NOLs”). As of this date, no candidate has been identified, and no assurance can be given that we will find suitable candidates, and if we do, that we will be able to utilize our existing NOLs.

As of December 31, 2004 and June 30, 2005, our business consisted of primarily a customer service capability operated by a third party.

The following accounting policies are significantly affected by the judgments and estimates we use in the preparation of our condensed consolidated financial statements.

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

Inventory Valuation

In assessing the value of our inventory, we are required to make judgments about future demand and then compare that demand with current inventory quantities and firm purchase commitments. If our inventories and firm purchase commitments are in excess of forecasted demand, we write down the value of our inventory. We generally used a 12-month forecast to assess future demand. Inventory write-downs are charged to cost of revenue. At September 30, 2004, in connection with our decision to discontinue our products, we recorded a charge of $3.5 million to write our inventory down to its estimated net realizable value. Our inventory was either sold, scrapped or fully written-off at December 31, 2004 and June 30, 2005. During the six months ended June 30, 2005, we sold $25,000 of previously written-down inventory. During the six months ended June 30, 2004, we sold $271,000 of previously written-down inventory and wrote-off $657,000 of inventory.

Long-lived assets

We evaluate the carrying value of long-lived assets, consisting primarily of property, plant and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In assessing the recoverability of long-lived assets, we compare the carrying value of the assets to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, the assets will be written down to their estimated fair value. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based on our weighted average cost of capital or specific appraisal, as appropriate. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of overall market conditions and our participation in the market. Changes in these estimates could have a material adverse effect on the assessment of the long-lived assets such that we may be required to record further asset write-downs in the future. During 2004 we charged $2.3 million to operating expenses as a result of impairments. During 2004, we had a gain of $0.9 million with the sale of previously written-down long-lived assets. At December 31, 2004 and June 30, 2005, all of our long-lived assets had been either sold, scrapped or fully written-off.

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

Our cost of revenue and operating expenses were affected significantly by charges related to warrants and options issued for services. Furthermore, some of our employee stock option transactions have resulted in deferred compensation, which was presented as a reduction of stockholders’ equity prior to our December 31, 2004 consolidated balance sheet and was amortized over the vesting period of the applicable options using the graded vesting method.

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

•
Re-priced stock options: In November 2002, we re-priced 1,091,453 outstanding employee stock options to purchase shares of our common stock with original exercise prices ranging from $5.45 per share to $159.38 per share. These options were re-priced to $5.00 per share, which was higher than the fair market value of the underlying shares on the re-pricing date. In July 2001, we re-priced 722,071 outstanding employee stock options to $15.50 per share, the fair market value of the underlying shares on the re-pricing date. These options had previously been granted at prices ranging from $40.00 to $400.00 per share. Compensation will be re-measured for these options until they are exercised, canceled, or expire. At June 30, 2005, no stock options re-priced in November 2002 or July 2001were still outstanding.

Some of the stock options granted to our employees have resulted in deferred compensation as a result of stock options having an exercise price below their estimated fair value. Deferred compensation is presented as a reduction to stockholders’ equity on the consolidated balance sheet and is then amortized using an accelerated method over the vesting period of the applicable options. When an employee terminates, an expense credit is recorded for any amortization that has been previously recorded as an expense in excess of vesting. All employees have been terminated as of January 2005. Deferred compensation amounts were fully amortized at December 31, 2004 and June 30, 2005, and no amortization charges were recorded in the three or six months ended June 30, 2005.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards Number 154

In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections,” was issued. This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is evaluating the effect the adoption of this interpretation will have on its financial position, cash flows and results of operations.

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

On January 7, 2005, we entered into an Agreement and Plan of Merger with Tut Systems, Inc., (“Tut”). The proposed merger was structured as a stock-for-stock transaction. Upon closing, CoSine’s shareholders were to receive approximately 6.0 million shares of Tut common stock in exchange for all the outstanding shares of CoSine. The merger was terminated on May 16, 2005.

In June 2005, we were informed that our stock would be de-listed from the Nasdaq National Market System pursuant to Nasdaq Marketplace Rules 4300 and 4330 (a)(3). Our stock was de-listed on June 16, 2005 and now trades in the over the counter market under the symbol “COSN.PK.”

In July 2005, we completed a comprehensive review of strategic alternatives, including a sale of CoSine, a sale or licensing of intellectual property, a redeployment of our assets into new business ventures, or a winding-up and liquidation of the business and a return of capital. The board of directors has approved a plan to redeploy our existing resources to identify and acquire one or more new business operations, while continuing to support our existing customers and continuing to offer our intellectual property for license or sale. Our redeployment strategy will involve the acquisition of one or more operating businesses with existing or prospective taxable earnings that can be offset by use of our net operating loss carry-forwards (“NOLs”). As of this date, no candidate has been identified, and no assurance can be given that we will find suitable candidates, and if we do, that we will be able to utilize our existing NOLs. As of this date, no candidate has been identified, and no assurance can be given that we will find suitable candidates, and if we do, that we will be able to utilize our existing NOLs.

Our business currently consists of a customer support capability supported by a third party contractor.

Revenue

For the three months ended June 30, 2005, revenue was $699,000, all of which was from service. For the three months ended June 30, 2004, revenue was $2.6 million of which $1.8 million or 71% was from product sales and $0.7 million or 29% was from service.

Revenues from customers by geographic region for the three and six months ended June 30, 2005 and 2004, respectively, were as follows, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Region
United States	$400	$633	$863	$2,691
Italy	57	30	109	763
France	63	231	153	901
Korea	14	949	30	1,562
Japan	100	546	314	614
Other EMEA .	65	169	127	472
Other Asia/Pacific	-	10	-	20
Total	$699	$2,568	$1,596	$7,023

Revenues for the three months ended June 30, 2005 consisted entirely of service as compared to revenues in the quarter ended June 30, 2004 when we were still selling products and services. The decrease in revenue from the three months ended June 30, 2005 compared to the three months ended June 30, 2004 is due primarily to our announcement in September 2004 that we were laying off all our employees and would no longer offer our product for sale. Our business currently consists of a service operation provided by a third party contractor.

Revenues for the six months ended June 30, 2005 consisted of $216,000 in product sales and $1.4 million in service, as compared to $5.5 million in product sales and $1.5 million in service in the six months ended June 30, 2004. The decrease in revenue is due primarily to our announcement in September 2004 that we were laying off all our employees and would no longer offer our product for sale. Our business currently consists of a service operation provided by a third party contractor.

Non-Cash Charges Related to Equity Issuances

During the three months ended June 30, 2005 and 2004, we recorded $158,000 and ($763,000), respectively, of non-cash charges (credits) related to equity issuances to cost of revenue and operating expenses. During the six months ended June 30, 2005 and 2004, we recorded $219,000 and ($877,000), respectively, of non-cash (credits) charges related to equity issuances to cost of revenue and operating expenses.

Below is a reconciliation of non-cash charges related to equity issuances for the three and six months ended June 30, 2005 and 2004, as presented in our statement of operations, in thousands:

	Three Months Ended June 30,			Six Months Ended June 30,
	2005		2004	2005		2004
Amortization of deferred compensation related to stock options granted to employees prior to our initial public offering having an exercise price below fair market value	$	---	$24	$	---	$88
Credits related to the reversal of deferred stock compensation amortization in excess of vesting for terminated employees		---	(49)		---	(163)
Amortization of deferred compensation associated with re-pricing		---	(748)		---	(1,063)
Bonus paid in shares of common stock		---	(8)		---	228
Amortization of charges related to warrants or stock options issued to non-employees in conjunction with lease and debt agreements and re-seller agreement		158	18		219	33
Net non-cash charges related to equity issuances		$158	$(763)		$219	$(877)

Under the stock bonus program, we granted 43,300 shares of CoSine common stock in the second quarter of 2004, based on CoSine’s stock price on the grant date.

Cost of Revenue

 For the three months ended June 30, 2005, cost of revenue was $389,000, which represented the costs of our third party support contract, net of a reduction in our warranty accrual. For the three months ended June 30, 2004, cost of revenue was $1.4 million, of which $1.0 million represented materials, labor, production overhead, warranty and the costs of providing services, $0.2 million represented software royalty expense, $0.5 million represented inventory written down, offset by a $0.1 million non-cash credit related to equity issuances and a $0.2 million benefit associated with written-down inventory sold.

For the six months ended June 30, 2005, cost of revenue was $843,000, which represented costs of our third party support contract, net of a reduction of our warranty accrual. For the six months ended June 30, 2004, cost of goods sold was $2.9 million, of which $2.1 million represented materials, labor and overhead, warranty and the cost of providing services, $0.4 million represented software royalty expense, $0.7 million represented inventory written down, offset by a $0.3 million benefit associated with the sale of previously written down inventory.

Gross Profit

For the three months ended June 30, 2005 and 2004, gross profit was $310,000 and $1.1 million, respectively. Gross margin was 44% in both periods.

For the six months ended June 30, 2005 and 2004, gross profit was $753,000 and $4.1 million, respectively and gross margins were 47% and 58%, respectively. The decrease in gross margin from 2004 to 2005 is due to the fact that we discontinued product sales in September 2004. Product sales typically had a higher gross margin than service revenues.

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

Research and Development Expenses

Research and development expenses were nil and $4.4 million for the three months ended June 30, 2005 and June 30, 2004, respectively. There were no research and development costs in the three months ended June 30, 2005. Research and development costs for the six months ended June 30, 2005 and 2004 were $103,000 and $9.6 million, respectively. Such costs for the six months ended June 30, 2005 consisted of consulting expenses as well as software license amortization costs and payments. With our announcement in September 2004 that we were laying off all employees and discontinuing our products, our engineering activities have been limited to providing consulting to existing customers and our third party contractor. We expect our research and development costs to be a minimal amount for the balance of the fiscal year.

Sales and Marketing Expenses

Sales and marketing expenses were nil and $3.2 million for the three months ended June 30, 2005 and 2004, respectively. Sales and marketing expenses for the six months ended June 30, 2005 and 2004 were $105,000 and $6.5 million, respectively. With our announcement in September 2004 that we were laying off all employees and were discontinuing our products, we have ceased essentially all ongoing sales and marketing efforts. Sales and marketing expenses for the six months ended June 30, 2005 consisted of expenses related to foreign sales offices, all of which are winding down. The decrease in sales and marketing expense from the three and six months ended June 30, 2004 to the comparable periods in 2005 is due to our September 2004 announcement. We expect sales and marketing expenses to be a minimal amount for the balance of the fiscal year.

General and Administrative Expenses

General and administrative expenses were $1.1 million and $1.2 million for the three months ended June 30, 2005 and 2004, respectively and were $2.4 million and $2.9 million for the six month periods ended June 30, 2005 and 2004, With our announcement in September 2004 that we were laying off all employees and discontinuing our products, our general and administrative efforts have been focused on restructuring activities and the ongoing evaluation of strategic alternatives, as well as the activities related to our proposed merger with Tut Systems Inc., as announced on January 7, 2005 and terminated on May 16, 2005. General and administrative costs for the three months and six months ended June 30, 2005 consisted of costs for consultants and contractors, including our chief executive officer, audit and tax services, legal services, insurance and banking fees as well as the costs incurred in connection with the proposed merger with Tut. General and administrative expenses for the balance of the fiscal year should decrease as the merger and restructuring activities have been substantially completed.

General and administrative costs for the three months and six months ended June 30, 2004 consisted of the corporate administration, finance, legal, and human resource functions, as well as the ongoing costs of evaluating strategic alternatives.

Restructuring and Impairment Charges

December 2004 Restructuring

 In the quarter ended December 31, 2004, CoSine continued its previously announced actions to terminate the remainder of its workforce, terminated the lease of its facilities in Redwood City, California, and terminated its office lease in Japan. In addition, CoSine accrued for the termination of non-cancelable software license agreements, as the licenses were not expected to be used in the ongoing operations.

Activity related to the December 2004 restructuring for the six months ended June 30, 2005 is as follows, (in thousands):

	Worldwide workforce reduction	Lease Terminations	Software License Terminations	Total
Provision balance at December 31, 2004	$553	$—	$1,037	$1,590
Cash payments	(537)	—	(389)	(926)
Write offs	—	—	(23)	(23)
Provision balance at June 30, 2005	$16	$—	$625	$641

September 2004 Restructuring

In September 2004, CoSine announced actions to terminate most of its workforce, retaining a limited team of employees to provide customer support and handle matters related to the ongoing exploration of strategic alternatives. The specific actions include workforce reductions, announced discontinuance of the CoSine products, a charge for unrecoverable royalties, and termination of third party manufacturing agreements.

Effective September 23, 2004, CoSine approved severance agreements to Stephen Goggiano, its president and chief executive officer, and Terry Gibson, its chief financial officer, covering the period of August 1, 2004 through the earlier of (i) December 31, 2004 or (ii) the termination of their respective employments due to the elimination of their respective jobs if caused by a merger, sale, acquisition, liquidation, dissolution, consolidation or similar corporate transaction, in exchange for their continued service to CoSine as it explored strategic alternatives, including a sale of the Company, a sale or licensing of products, intellectual property, or individual assets or a winding-up and liquidation of the business. In exchange for their continued service during this time period, Mr. Goggiano and Mr. Gibson each received a retention bonus equal to 100% of their base 2004 annual salary, paid in January 2005. Both Mr. Goggiano's and Mr. Gibson's employment by us terminated in January 2005. Also in exchange for their continued service during this time period, , we agreed to pay for the cost of Mr. Goggiano's, Mr. Gibson's and their families' health care coverage for a period of 12 months after termination of their respective employment. These amounts were charged to restructuring in December 2004. Mr. Gibson continues to serve as a consultant to us on a month-to-month basis.

Activity related to the September 2004 restructuring for the six months ended June 30, 2005 is as follows (in thousands):

	Worldwide workforce reduction	Write-down of inventory and prepaid royalty	Manufacturing agreement termination	Total
Provision balance at December 31, 2004	$424	$—	$—	$424
Cash payments	(424)	—	—	(424)
Write offs	—	—	—	—
Provision balance at June 30, 2005	$—	$—	$—	$—

During the six months ended June 30, 2005 we sold previously impaired assets for a total of $67,000 and settled a software contract at a $23,000 discount to our restructuring accrual. During the three month and six months ended June 30, 2004, we recorded restructuring and impairment charges of $2.3 million related to our determination at June 30, 2004 that we would not be able to recover the carrying value of our long term assets.

Interest Income and Other Income (Expense)

For the three months ended June 30, 2005 and 2004, interest income and other income (expense) were $166,000 and $142,000, respectively. The increase from June 30, 2004 to June 30, 2005 is due to higher interest rates, partially offset by a lower balance of short term investments.

Income Tax Provision

Provision (benefit) for income taxes of $11,000 and ($32,000) for the three months ended June 30, 2005 and 2004, respectively, were comprised entirely of foreign corporate income taxes and refunds, which are a function of our operations in subsidiaries in various countries. The provision for income taxes is based on income taxes on minimum profits the foreign operations generated for services they provided to us. Our tax expense for fiscal 2005 will continue to depend on the amount and mix of income derived from sources subject to corporate income taxes of foreign taxing jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

Currently, we are not generating sufficient revenue to fund our operations. We expect our operating losses and net operating cash outflows to continue and expect that our revenue will continue to decline.

On July 29, 2004, we announced that we were exploring various strategic alternatives and that we had hired an investment bank as our financial advisor. On September 8, 2004, we announced that we were laying-off substantially all of our employees and were discontinuing our products while continuing to evaluate strategic alternatives. Based on restructuring activities initiated in September 2004 and continued in the quarter ended December 31, 2004, on the costs to complete all such activities, on the significant reduction in cash usage once such activities are completed, and on the costs to extend customer support activities through December 2005, we believe that we possess sufficient liquidity and capital resources to fund our operations and working capital requirements for at least the next 12 months. However, our restructuring activities and the uncertainly concerning our ability to implement successfully our redeployment strategy, including our ability to find suitable acquisition candidates and utilize our existing NOLs, raise substantial doubt as to our ability to continue as a going concern. See “Liquidity and Strategic Alternatives” in Note 1 of the Notes to the Condensed Consolidated Financial Statements.

On September 8, 2004, we announced that after an extensive evaluation of strategic alternatives, we had initiated actions to lay-off most of our employees, retaining a limited team of employees to provide customer support and handle matters related to the ongoing exploration of strategic alternatives. Since September 8, 2004, we have taken a number of actions to reduce our operating expenses and conserve our cash. We have notified our existing customers that the CoSine products are now formally discontinued and that existing customers may place “lifetime buy” orders to support their transition plans. We have written our inventory down to estimated net realizable value at December 31, 2004 and June 30, 2005. We have taken steps to terminate contract manufacturing arrangements, contractor and consulting arrangements and facility leases. These activities continued during the quarter ended December 31, 2004 and six month period ended June 30, 2005, at which time our business consisted primarily of a customer support capability supported by a third party contractor.

On January 7, 2005, we entered into an Agreement and Plan of Merger with Tut Systems, Inc., (“Tut”). The proposed merger was structured as a stock-for-stock transaction. Upon closing, CoSine’s shareholders were to receive approximately 6.0 million shares of Tut common stock in exchange for all the outstanding shares of CoSine. The merger was terminated on May 16, 2005.

In June 2005, the Company was informed that its stock would be de-listed from the Nasdaq National Market System pursuant to Nasdaq Marketplace Rules 4300 and 4330 (a)(3). The Company’s stock was de-listed on June 16, 2005 and now trades in the over the counter market under the symbol “COSN.PK.”

In July 2005, the Company completed a comprehensive review of strategic alternatives, including a sale of the Company, a sale or licensing of intellectual property, a redeployment of the Company’s assets into new business ventures, or a winding-up and liquidation of the business and a return of capital. The board of directors has approved a plan to redeploy CoSine’s existing resources to identify and acquire one or more new business operations, while continuing to support CoSine’s existing customers and continuing to offer CoSine’s intellectual property for license or sale. CoSine’s redeployment strategy will involve the acquisition of one or more operating businesses with existing or prospective taxable earnings that can be offset by use of the Company’s net operating loss carry-forwards (“NOLs”). As of this date, no candidate has been identified, and no assurance can be given that the Company will find suitable candidates, and if it does, that the Company will be able to utilize its existing NOLs. The Company will continue to prepare its financial statements on the assumption that it will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As such, the financial statements do not include any adjustments to reflect possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from any decisions made with respect to the Company’s assessment of its strategic alternatives. If at some point the Company were to decide to pursue alternative plans, the Company may be required to present the financial statements on a different basis. As an example, if the Company were to decide to pursue a liquidation and return of capital, it would be appropriate to prepare and present financial statements on the liquidation basis of accounting, whereby assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.

There can be no assurance that any transaction or other corporate action will result from our exploration of strategic alternatives. Further there can be no assurance concerning the type, form, structure, nature, results, timing or terms and conditions of any such potential action, even if such an action does result from this exploration.

Cash, Cash Equivalents and Short-Term Investments

At June 30, 2005, cash, cash equivalents and short-term investments were $23.1 million. This compares with $24.9 million at December 31, 2004.

Operating Activities

We used $1.8 million and $12.3 million in cash for operations for the six months ended June 30, 2005 and 2004, respectively. The reduced cash usage is due primarily to the $15.6 million reduction in net loss from the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, partially offset by the reductions in accrued liabilities, accrued compensation and deferred revenue.

Investing Activities

 Investing activities generated $5.4 million in cash in the six months ended June 30, 2005 as compared to $9.5 million in cash generated in the six months ended June 30, 2004. There were no capital expenditures in the six months ended June 30, 2005 as compared to $1.0 million in the prior year period.

Financing Activities

There were no financing activities in the six months ended June 30, 2005. In the six months ended June 30, 2004, financing activities included final payments on working capital loans and capital leases, offset by proceeds from issuance of common stock.

OUTLOOK

Although capital spending in the telecommunications industry has begun to recover, the market for network-based IP services continues to develop slowly. We do not believe we can achieve the sustainable revenue growth necessary to survive as a stand-alone entity in that industry. On July 29, 2004, we announced that we were exploring various strategic alternatives and that we had hired an investment bank as our financial advisor. On September 8, 2004, we announced that after an extensive evaluation of strategic alternatives, we had initiated actions to lay-off most of our employees, retaining a limited team of employees to provide customer support and handle matters related to the ongoing exploration of strategic alternatives. Since September 8, 2004, we have taken a number of actions to reduce our operating expenses and conserve our cash. We have notified our existing customers that the CoSine products are now formally discontinued and that existing customers may place “lifetime buy” orders to support their transition plans. Based on our current forecasts for future product demand, we have written our inventory down to estimated net realizable value at December 31, 2004 and June 30, 2005. We have taken steps to terminate contract manufacturing arrangements, contractor and consulting arrangements and facility leases. These activities continued into the quarter ended December 31, 2004 and six month period ended June 30, 2005, at which time our business consisted primarily of a customer support capability supported by a third party contractor.

The board of directors, on completion of a comprehensive review of strategic alternatives, has approved a plan to redeploy CoSine’s existing resources to identify and acquire one or more new business operations, while continuing to support CoSine’s existing customers and continuing to offer CoSine’s intellectual property for license or sale. CoSine’s redeployment strategy will involve the acquisition of one or more operating businesses with existing or prospective taxable earnings that can be offset by use of the Company’s net operating loss carry-forwards (“NOLs”). As of this date, no candidate has been identified, and no assurance can be given that the Company will find suitable candidates, and if it does, that the Company will be able to utilize its existing NOLs. We will continue to support our existing customers through our transition support programs as we execute our new strategy.

At June 30, 2005, we had $23.1 million in cash, cash equivalents and short-term investments. Based on restructuring activities initiated in September and December 2004, on the costs to complete all such activities, on the significant reduction in cash usage once such activities are completed, and on the expected net costs to extend customer support activities, we believe that we possess sufficient liquidity and capital resources to fund our operations and working capital requirements for at least the next 12 months.

RISK FACTORS

This report (including the "Outlook" section above) contains forward-looking statements. We use words such as "anticipate," "believe," "plan," "expect," "future," "intend" and similar expressions to identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the continued downturn in the telecommunications industry and slow development of the market for network-based IP services, technological changes affecting the value of our intellectual property to the extent these conditions impact strategic alternatives available to us, failure to achieve revenue growth and profitability, changes in general economic conditions and in economic conditions in the customer service market that we currently serve, our ability to identify and acquire new business operations while continuing to provide support to our existing customers and continuing to offer our intellectual property for license or sale, the time and costs required to identify and acquire new business operations, management and board interest in and distraction due to identifying and acquiring new business operations, and the reactions, either positive or negative, of investors, competitors, customers, employees and others to our strategic direction and to any specific business opportunity selected by us, all as are discussed in more detail below in this section, as well as the other risk factors discussed below. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents that we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K and the Quarterly Reports on Form 10-Q that we file in the remainder of fiscal year 2005.

The following discussion describes certain risk factors related to our business as well as to our industry in general.

CoSine has ceased substantially all revenue generating operations and sold its operating assets.

CoSine has incurred losses since inception and expects that its net losses and negative cash flow will continue for the foreseeable future as CoSine evaluates strategic alternatives. In September 2004, we announced the termination of most of our employees to facilitate the strategic alternatives then in consideration. In addition, we continue to expend our remaining cash resources. Further, we may incur significant expenses in connection with possible strategic alternatives. The board of directors, on completion of a comprehensive review of strategic alternatives, has approved a plan to redeploy CoSine’s existing resources to identify and acquire one or more new business operations, while continuing to support CoSine’s existing customers and continuing to offer CoSine’s intellectual property for license or sale. CoSine’s redeployment strategy will involve the acquisition of one or more operating businesses with existing or prospective taxable earnings that can be offset by use of the Company’s net operating loss carry-forwards (“NOLs”). As of this date, no candidate has been identified, and no assurance can be given that the Company will find suitable candidates, and if it does, that the Company will be able to utilize its existing NOLs.

If we fail to consummate a strategic alternative or raise additional capital, the resulting reduction of our available cash resources could result in CoSine ceasing operations and liquidating. In the case of a liquidation or bankruptcy, CoSine would need to hold back or distribute assets to cover liabilities before paying stockholders and, therefore, stockholders may not receive any proceeds for their ownership in CoSine. However, we believe we have adequate cash resources to continue to realize our assets and discharge our liabilities as a Company for the next twelve months.

Failure to execute our redeployment strategy could cause our stock price to decline.

CoSine's stock price may decline due to any or all of the following potential occurrences:

•	CoSine may not be able to find suitable acquisition candidates or may not be able to acquire suitable candidates with its limited financial resources;

•	CoSine may not be able to utilize its existing NOLs to offset future earnings;

•	CoSine may have difficulty retaining its key remaining consultant;

•	CoSine may have difficulty retaining its board of directors or attracting suitable qualified candidates should a director resign.

CoSine may elect to dissolve and distribute assets to stockholders if CoSine’s board of directors determines that such action is in the best interest of the stockholders.

If CoSine’s redeployment strategy is deemed unsuccessful, its board of directors may deem it advisable to dissolve the company and distribute assets to stockholders. Liquidation and dissolution may not create value to CoSine’s stockholders or result in any remaining capital for distribution to their stockholders. The precise nature, amount and timing of any distribution to CoSine’s stockholders would depend on and could be delayed by, among other things, sales of the Company’s non-cash assets and claim settlements with creditors.

CoSine’s customers may sue the Company because CoSine has announced the discontinuance of its products and may not meet all their contractual commitments.

Certain of CoSine’s customer contracts contain provisions relating to the availability of products, spare parts and services for periods up to ten years. CoSine is in discussions with its customers and CoSine and its customers are jointly developing alternative plans, but CoSine’s customers may choose to sue CoSine for breach of contract.

The outlook for capital spending in the telecommunications industry directly impacts CoSine’s ability to sell or license its intellectual property.

Capital expenditures within the telecommunications industry have experienced a significant downturn since 2001. Capital spending in the industry as a whole has slowed as a result of a lack of available capital for many emerging service providers and a generally cautious approach to capital spending within the industry.

While the industry in general appears to be recovering, the market for network-based IP services continues to develop slowly. Until the market develops further, demand for network-based IP services may not increase significantly, limiting the opportunities for CoSine to sell or license its intellectual property and thereby causing its stock price to decline.

CoSine’s IP Service Delivery Platform was its only product line, and the availability of strategic alternatives may depend on its perceived value in the telecommunications industry.

CoSine’s IP Service Delivery Platform, which is comprised of hardware and software, was the only product line that CoSine offered to our customers and has been discontinued. CoSine has no plans to offer any other product line. If the telecommunications industry does not value CoSine’s intellectual property, CoSine will not be successful in its efforts to sell or license the intellectual property.

If CoSine’s products contain defects, CoSine may be subject to significant liability claims from customers, distribution partners and the end-users of CoSine’s products and incur significant unexpected expenses and lost service revenue.

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

If necessary licenses of third-party technology are terminated or become unavailable or too expensive, CoSine may be unable to consummate sales or licenses of its intellectual property.

CoSine licenses from third-party suppliers certain software applications incorporated in its IP Service Delivery Platform. CoSine’s inability to renew or obtain any third party license that CoSine needs could require it to obtain substitute technology at a lower quality and higher cost. These outcomes could seriously impair CoSine’s ability to consummate a sale or license of its intellectual property.

If CoSine is unable to protect its intellectual property rights, CoSine may be unable to sell or license its intellectual property.

CoSine relies on a combination of copyright, trademark, patent and trade secret laws and restrictions on disclosure to protect their intellectual property rights. Monitoring unauthorized use of CoSine’s products is difficult, and CoSine cannot be certain that the steps it has taken will prevent unauthorized use of CoSine’s technology. If CoSine is unable to protect its intellectual property rights, the value of its intellectual property may be impaired, adversely impacting its ability to consummate a sale or license.

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

At June 30, 2005, CoSine had an accumulated deficit of $517 million. CoSine has incurred net losses since its incorporation. If it does not achieve profitability, is unable to obtain additional financing or complete a strategic alternative to its current operations, CoSine will cease operations and liquidate.

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

A sensitivity analysis was performed on our investment portfolio as of June 30, 2005 based on a modeling technique that measures hypothetical fair market value changes that would result from a parallel shift in the yield curve of plus 100 basis points. Based on this analysis, a hypothetical 100 basis point increase in interest rates would result in a $10,000 decrease in the fair value of our investments in debt securities as of June 30, 2005.

Exchange Rate Sensitivity

Currently, all of our revenue and most of our expenses are denominated in U.S. dollars. However, since a portion of our operations sales and service activities are outside of the U.S., we have entered into transactions in other currencies. We are primarily exposed to changes in exchange rates for the Euro. Because we transact expenses in foreign currency, we are adversely affected by a weaker U.S. dollar relative to major currencies worldwide. Additionally, because some of our obligations are denominated in foreign currencies, a weaker U.S. dollar creates foreign exchange losses. We have not engaged in any foreign exchange hedging activities to date.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. While our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote. Our chief executive officer/chief financial officer has concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, as of the end of the period covered by this report, that our disclosure controls and procedures were generally effective for this purpose.

Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In connection with its audit of our consolidated financial statements for the year ended December 31, 2004, Burr, Pilger & Mayer LLP identified significant deficiencies, which represent material weaknesses. The material weaknesses were related to a lack of adequate segregation of duties. In addition, significant audit adjustments were made to accrued expenses and stockholders’ equity that were the result of an insufficient quantity of experienced resources involved with the financial reporting and year end closing process resulting from staff reductions associated with the downsizing of the Company.

Prior to the issuance of our consolidated financial statements, we completed the account reconciliations, analyses and our management review such that we can certify that the information contained in our consolidated financial statements for the year ended December 31, 2004 and for the three and six months ended June 30, 2005, fairly presents, in all material respects, the financial condition and results of operations of the Company.

Limitations on Effectiveness of Controls and Procedures.    Our management, including our chief executive officer/chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

On or about July 1, 2002 an omnibus motion to dismiss was filed in the coordinated litigation on behalf of the issuer defendants, of which we and our named officers and directors are a part, on common pleading issues. In October 2002, pursuant to stipulation by the parties, the Court entered an order dismissing our named officers and directors from the action without prejudice. On February 19, 2003, the Court dismissed the Section 10(b) and Rule 10b-5 claims against us but did not dismiss the Section 11 claims against us.

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

On January 18, 2005, CoSine and our officers and directors were named as defendants in a securities class action lawsuit filed in San Mateo County Superior Court. The suit requests that the proposed acquisition of CoSine by Tut Systems, Inc. be enjoined due to alleged self-dealing and breach of fiduciary duties by our officers and directors. The suit was dismissed in May 2005 at the request of the plaintiff.

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

We have used approximately $220 million of the funds from the initial public offering to fund our operations. We expect to use the remaining net proceeds for general corporate purposes, to fund our operations, working capital and capital expenditures. Pending further use of the net proceeds, we have invested them in short-term, interest-bearing, investment-grade securities.

ITEM 6. EXHIBITS

Exhibit Index on page 30.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSINE COMMUNICATIONS, INC.

Date: July 30, 2005	By:	/s/ Terry Gibson
Terry Gibson
Chief Executive Officer and Chief Financial Officer Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

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