Form 10-Q
period 2005-09-30
COSINE COMMUNICATIONS INC
filed 2005-11-01
CIK 1060824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

________________

FORM 10-Q
________________

(MARK ONE)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission File Number 000-30715

COSINE COMMUNICATIONS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	94-3280301
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

560 South Winchester Blvd., Suite 500, San Jose, CA	95128
(Address of principal executive offices)	(Zip Code)

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
Yes [ ] No [X]

There were 10,090,635 shares of the Company's Common Stock, par value $.0001, outstanding on October 15, 2005.

COSINE COMMUNICATIONS, INC.

FORM 10-Q

Quarter ended September 30, 2005

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COSINE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (In thousands, except for par value and share data)

	September 30, 2005	December 31, 2004
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$12,113	$9,203
Short-term investments	10,864	15,710
Accounts receivable:
Trade (net of allowance for doubtful accounts of $56 at September 30, 2005 and $90 at December 31, 2004)	171	1,328
Other receivables	162	483
Prepaid expenses and other current assets	416	949
Total current assets	23,726	27,673
Long-term deposits and other assets	310	150
	$24,036	$27,823

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$243	$252
Provision for warranty claims	43	157
Accrued other liabilities	1,011	3,129
Accrued compensation	—	412
Deferred revenue	469	509
Total current liabilities	1,766	4,459
Total liabilities	1,766	4,459

Stockholders' equity:
Preferred stock, 3,000,000 authorized, none issued and outstanding	—	—
Common stock, $.0001 par value, 300,000,000 shares authorized; 10,090,635 and 10,159,790 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	1	1
Additional paid-in capital	538,947	540,028
Notes receivable from stockholders	—	(1,520)
Accumulated other comprehensive income	623	614
Accumulated deficit	(517,301)	(515,759)
Total stockholders' equity	22,270	23,364
	$24,036	$27,823

See accompanying notes.

________________________________

(1) The information in this column was derived from the Company's audited consolidated financial statements for the year ended December 31, 2004.

COSINE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Product	$—	$452	$216	$5,989
Service	785	636	2,165	2,122
Total revenue	785	1,088	2,381	8,111
Cost of revenue[1]	702	4,441	1,545	7,373
Gross profit (loss)	83	(3,353)	836	738

Operating expenses:
Research and development[2]	—	3,709	103	13,316
Sales and marketing[3]	—	3,056	105	9,594
General and administrative[4]	422	1,721	2,825	4,626
Restructuring and impairment charges	—	2,871	(91)	5,214
Total operating expenses	422	11,357	2,942	32,750

Loss from operations	(339)	(14,710)	(2,106)	(32,012)

Interest income and other	191	82	470	304

Loss before income tax provision (benefit)	(148)	(14,628)	(1,636)	(31,708)

Income tax provision (benefit)	(117)	(9)	(94)	2

Net loss	$(31)	$(14,619)	$(1,542)	$(31,710)

Basic and diluted net loss per share	$(0.00)	$(1.47)	$(0.15)	$(3.17)

Shares used in computing per share amounts	10,091	9,945	10,095	9,998

See accompanying notes.

_______________________
1 Cost of revenues includes non-cash (credits) charges related to equity issuances of $279 and $4 for the three months ended September 30, 2005 and 2004, respectively, and $279 and ($65) for the nine months ended September 30, 2005 and 2004, respectively.
2 Research and development expenses include non-cash (credits) charges related to equity issuances of nil and $1 for the three months ended September 30, 2005 and 2004, respectively, and nil and ($213) for the nine months ended September 30, 2005 and 2004, respectively.
3 Sales and marketing expenses include non-cash charges (credits) related to equity issuances of nil and ($2) for the three months ended September 30, 2005 and 2004, respectively, and nil and ($195) for the nine months ended September 30, 2005 and 2004, respectively.
4 General and administrative expenses include non-cash charges (credits) of nil and ($1) for the three months ended September 30, 2005 and 2004, respectively, and nil and ($402) for the nine month periods ended September 30, 2005 and 2004, respectively, related to equity issuances.

COSINE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Operating activities:
Net loss	($1,542)	($31,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	1,398
Allowance for doubtful accounts	—	14
Non-cash charges related to inventory write-down	—	4,220
Write-down of property and capital equipment	—	2,308
Amortization of warrants issued for services	279	78
Amortization of deferred stock compensation	—	(971)
Reversal of amortization in excess of vesting	—	(185)
Other non-cash restructuring items	—	75
Bonus awarded in shares of common stock	—	228
Other, net	—	123
Change in operating assets and liabilities:
Accounts receivable, trade	1,157	4,273
Other receivables	321	(192)
Inventory	—	(313)
Prepaid expenses and other current assets	533	(641)
Long-term assets	1	245
Accounts payable	(9)	(598)
Provision for warranty claims	(114)	(181)
Accrued other liabilities	(2,118)	(344)
Accrued compensation	(412)	1,671
Deferred revenue	(40)	(2,594)
Accrued rent	—	(29)
Net cash used in operating activities	(1,944)	(23,125)

Investing activities:
Capital expenditures	—	(1,053)
Purchase of short-term investments	(12,275)	(34,480)
Proceeds from sales and maturities of short-term investments	17,129	50,267
Net cash provided by investing activities	4,854	14,734

Financing activities:
Principal payments of equipment and working capital loans and capital leases	—	(129)
Proceeds from issuance of common stock, net	—	226
Net cash provided by financing activities	—	97

Net increase (decrease) in cash and cash equivalents	2,910	(8,294)
Cash and cash equivalents at the beginning of the period	9,203	19,719
Cash and cash equivalents at the end of the period	$12,113	$11,425
Supplemental information:
Cash paid for interest	$—	$3
Income taxes paid	$23	$53
Cancellation of notes receivable due to repurchase of unvested stock	$1,520	$3,531
Issuance of warrant to reseller and revaluation	$439	$48
Re-measurement of deferred stock compensation	$—	$251
Net transfer from inventory to property and equipment	$—	$173

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

Liquidity and Strategic Alternatives

The accompanying financial statements have been prepared in conformity with US generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, at September 30, 2005, the Company has an accumulated deficit of $517,301,000, has sold substantially all of its operating assets and continues to incur losses and negative cash flow from operating activities. As of December 31, 2004 and September 30, 2005, the Company’s business consisted primarily of a customer service capability operated under contract by a third party. The Company’s actions in September 2004, in connection with its ongoing evaluation of strategic alternatives, to terminate most of its employees and discontinue production activities in an effort to conserve cash, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects relating to the recoverability and classification of the recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

On July 29, 2004, CoSine announced that it was exploring various strategic alternatives and that the Company had hired an investment bank as its financial advisor.

On September 8, 2004, CoSine announced that after an extensive evaluation of strategic alternatives, the Company initiated actions to lay-off most of its employees, retaining a limited team of employees to provide customer support and handle matters related to the ongoing exploration of strategic alternatives. Since September 8, 2004, the Company has taken a number of actions to reduce its operating expenses and conserve its cash. CoSine has notified its existing customers that the CoSine products are now formally discontinued and that existing customers may place “lifetime buy” orders to support their platform transition plans. The Company has sold, scrapped or written its inventory down to estimated net realizable value at December 31, 2004 and September 30, 2005. The Company has taken steps to terminate contract manufacturing arrangements, contractor and consulting arrangements and facility leases. These activities continued through September 30, 2005. CoSine’s business currently consists primarily of a customer service capability operated under contract by a third party.

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

On September 1, 2005, CoSine entered into a stockholders rights plan (the “Rights Plan”) which provides for a dividend distribution of one preferred share purchase right for each outstanding share of the Company’s common stock which, when exercisable, would allow its holder to purchase from the Company one one-hundredth of a share of the Company's Series A Junior Participating Preferred Stock, par value $0.0001 (the "Preferred Stock"), for a purchase price of $3.00. Each fractional share of Preferred Stock would give the stockholder approximately the same dividend, voting and liquidation rights as does one share of the Company's common stock. The purchase rights become exercisable after the acquisition or attempted acquisition of 5% or more of the Company's outstanding common stock without the prior approval of CoSine's board of directors. The dividend was paid to the Company’s stockholders of record at the close of business on September 12, 2005. CoSine’s board of directors adopted the Rights Plan to protect stockholder value by protecting the Company's stockholders from coercive takeover practices or takeover bids that are inconsistent with their best interests, and by protecting the Company's ability to carry forward its net operating losses (“NOLs”).

The unaudited condensed consolidated financial statements have been prepared by CoSine Communications, Inc. pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X and include the accounts of CoSine Communications, Inc. and its wholly owned subsidiaries ("CoSine" or collectively, the "Company"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities Exchange Commission’s rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year. The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes included in CoSine's Annual Report filed on Form 10-K for the year ended December 31, 2004.

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

The following table illustrates the effect on CoSine’s net loss and net loss per share if CoSine had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss, as reported	($31)	($14,619)	($1,542)	($31,710)
Add: Stock-based employee compensation expense (credit), net of tax, included in reported net loss	—	4	—	(743)
Deduct: Reversal of amortization in excess of vesting, net of tax	—	(21)	—	(184)
Deduct: Stock-based employee compensation expense determined under fair value method for all stock option grants, net of tax	—	(179)	—	(716)
Pro forma net loss	($31)	($14,457)	($1,542)	($33,353)

Basic and diluted net loss per share, as reported	($0.00)	($1.47)	($0.15)	($3.17)
Pro forma basic and diluted net loss per share	($0.00)	($1.45)	($0.15)	($3.34)

The fair value of CoSine’s options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Dividend yield	0.0%	—	0.0%	0.0%
Volatility	0.95	—	0.95	0.97
Risk free interest rate	2.6%	—	2.6%	2.5%
Expected life	4 years	—	4 years	4 years

In the three and nine months ended September 30, 2005, no shares were issued under the Employee Stock Purchase Plan and the plan has been terminated. The estimated weighted-average fair value of shares issued under the Employee Stock Purchase Plan in 2004 was $4.09, using a volatility of 64%, risk-free interest rate of 2% and an expected life of one year.

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

Generally, a maximum obligation is not explicitly stated. Because the obligated amounts associated with this type of agreement are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, CoSine has not been obligated to make payments for these obligations, and no liabilities have therefore been recorded for these obligations on its condensed consolidated balance sheet as of September 30, 2005.

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

In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the court for approval. The terms of the settlement, if approved, would dismiss and release all claims against the participating defendants (including us). In exchange for this dismissal, D&O insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On August 31, 2005, the court issued an order granting preliminary approval of the settlement. The settlement is subject to a number of conditions, including final court approval, which cannot be assured. If the settlement is not consummated, we intend to defend the lawsuit vigorously. However, we cannot predict its outcome with certainty. If we are not successful in our defense of this lawsuit, we could be forced to make significant payments to the plaintiffs and their lawyers, and such payments could have a material adverse effect on our business, financial condition and results of operations if not covered by our insurance carrier. Even if these claims are not successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business, results of operations and financial position.

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

3. BALANCE SHEET DETAILS

Inventory

In the quarter ended September 30, 2004, the Company announced that it had discontinued its products and accordingly wrote its inventory down to net realizable value. At December 31, 2004 and September 30, 2005, all inventory had been sold, scrapped or written-off and there was no inventory awaiting customer acceptance.

During the three and nine months ended September 30, 2005, $25,000 of previously written-down inventory was sold. During the three months ended September 30, 2004, no previously written-down inventory was sold and $3.5 million of inventory was written down.

During the nine months ended September 30, 2004, $0.3 million of previously written-down inventory was sold and $4.1 million of inventory was written-down. In addition, charges of $375,000 were recorded in the nine months ended September 30, 2004 in connection with excess purchase commitments at CoSine’s contract manufacturers and with the termination of the contract manufacturing agreements.

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

Changes in CoSine’s warranty liability were as follows, in thousands:

	Nine Months Ended September 30,
	2005	2004
Beginning balance	$157	$464
Warranty charged to cost of revenue	—	150
Utilization of warranties	—	(313)
Changes in estimated liability based on experience	(114)	(18)
Ending balance	$43	$283

4. NET LOSS PER COMMON SHARE

Basic net loss per common share is calculated based on the weighted-average number of common shares outstanding during the periods presented, less weighted-average shares outstanding that are subject to CoSine's right of repurchase. Common stock equivalents consisting of stock options and warrants (calculated using the treasury stock method), have been excluded from the diluted net loss per common share computations, as their inclusion would be antidilutive. These securities amounted to 107,000 shares and 1,182,044 shares for the nine months ended September 30, 2005 and 2004, respectively.

The calculations of basic and diluted net loss per share are shown below, in thousands, except per share data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss	($ 31)	($14,619)	($1,542)	($31,710)
Basic and diluted:
Weighted-average shares of common stock outstanding	10,091	10,177	10,095	10,199
Weighted-average shares subject to repurchase	—	(232)	—	(201)
Weighted-average shares used in basic and diluted net loss per share	10,091	9,945	10,095	9,998
Basic and diluted net loss per share	($0.00)	($1.47)	($0.15)	($3.17)

5. COMPREHENSIVE LOSS

The components of comprehensive loss are shown below, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss	($31)	($14,619)	($1,542)	($31,710)
Other comprehensive gain (loss):
Unrealized gains (losses) on investments	(2)	17	8	(48)
Currency translation adjustment	—	18	—	3
Total other comprehensive gain (loss)	(2)	35	8	(45)
Comprehensive loss	($33)	($14,584)	($1,534)	($31,755)

6. SEGMENT REPORTING

CoSine operates in only one operating segment, and substantially all of CoSine’s assets are located in the United States.

Revenues from customers by geographic region for the three and nine months ended September 30, 2005 and 2004, respectively, were as follows, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Region
North America	$457	$342	$1,320	$3,033
Italy	57	52	166	804
France	63	350	216	1,286
South Korea	11	18	42	1,580
Japan	108	50	422	664
Other EMEA .	89	266	215	714
Other Asia/Pacific	—	10	—	30
Total	$785	$1,088	$2,381	$8,111

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

Activity related to the December 2004 restructuring for the nine months ended September 30, 2005 is as follows (in thousands):

	Worldwide workforce reduction	Lease Terminations	Software License Terminations	Total
Provision balance at December 31, 2004	$553	$—	$1,037	$1,590
Cash payments	(543)	—	(564)	(1,107)
Write offs	—	—	(23)	(23)
Provision balance at September 30, 2005	$10	$—	$450	$460

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

Activity related to the September 2004 restructuring for the nine months ended September 30, 2005 is as follows (in thousands):

	Worldwide workforce reduction	Write-down of inventory and prepaid royalty	Manufacturing agreement termination	Total
Provision balance at December 31, 2004	$424	$—	$—	$424
Cash payments	(424)	—	—	(424)
Write offs	—	—	—	—
Provision balance at September 30, 2005	$—	$—	$—	$—

8.	RELATED PARTY TRANSACTIONS

In August 2005, our board of directors worked with Steel Partners II, L.P. (“Steel Partners”), an entity that owns 24% of CoSine’s common stock, to conduct a review of CoSine’s historical net operating losses and review ownership changes since CoSine’s inception. The study was initiated to determine the effect, if any, of such ownership changes on the availability of CoSine’s net operating loss carry-forwards. Steel Partners incurred direct expenses, primarily outside legal fees, in the amount of $40,728, in connection with the study and CoSine has agreed to reimburse such costs. As of September 30, 2005 accounts payable included $22,045 owed to Steel Partners in connection with the tax study.

In October 2005, Mr. Gibson, who has served as a consultant to the Company from January 2005 through October 2005, rejoined as an employee, serving as president, chief executive officer and chief financial officer. Mr. Gibson was granted options to purchase 100,000 shares of CoSine common stock, priced at market value at the date of grant, in connection with his re-employment.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. We use words such as "anticipate,"  "believe,"  "plan,"  "expect," "future,"  "intend" and similar expressions to identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the continued downturn in the telecommunications industry and slow development of the market for network-based IP services, technological changes affecting the value of our intellectual property to the extent these conditions impact strategic alternatives available to us, failure to achieve revenue growth and profitability, changes in general economic conditions and in economic conditions in the customer service market that we currently serve, our ability to identify and acquire new business operations while continuing to provide support to our existing customers and continuing to offer our intellectual property for license or sale, the time and costs required to identify and acquire new business operations, management and board interest in and distraction due to identifying and acquiring new business operations, and the reactions, either positive or negative, of investors, competitors, customers, employees and others to our strategic direction and to any specific business opportunity selected by us, all as are discussed in more detail in the section entitled "Risk Factors" on pages 24 through 28 of this report, as well as the other risk factors discussed in that section. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents that we file from time to time with the Securities and Exchange Commission.

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

On September 8, 2004, we announced, in connection with our ongoing evaluation of strategic alternatives, that we had initiated actions to lay-off most of our employees, retaining a limited team of employees to provide customer support and handle matters related to the ongoing exploration of strategic alternatives. Since September 8, 2004, we have taken a number of actions to reduce our operating expenses and conserve our cash. We have notified our existing customers that the CoSine products have been formally discontinued and offered existing customers the option to place “lifetime buy” orders to support their platform transition plans. We have written our inventory down to estimated net realizable value at September 30, 2004, December 31, 2004 and September 30, 2005. We have terminated contract manufacturing arrangements, contractor and consulting arrangements, and facility leases.

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

On September 1, 2005, CoSine entered into a stockholders rights plan (the “Rights Plan”) which provides for a dividend distribution of one preferred share purchase right for each outstanding share of the Company’s common stock which, when exercisable, would allow its holder to purchase from the Company one one-hundredth of a share of the Company's Series A Junior Participating Preferred Stock, par value $0.0001 (the "Preferred Stock"), for a purchase price of $3.00. Each fractional share of Preferred Stock would give the stockholder approximately the same dividend, voting and liquidation rights as does one share of the Company's common stock. The purchase rights become exercisable after the acquisition or attempted acquisition of 5% or more of the Company's outstanding common stock without the prior approval of CoSine's board of directors. The dividend was paid to the Company’s stockholders of record at the close of business on September 12, 2005. CoSine’s board of directors adopted the Rights Plan to protect stockholder value by protecting the Company's stockholders from coercive takeover practices or takeover bids that are inconsistent with their best interests, and by protecting the Company's ability to carry forward its net operating losses (“NOLs”).

As of December 31, 2004 and September 30, 2005, our business consisted of primarily a customer service capability operated by a third party.

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

On September 8, 2004, CoSine announced, in connection with its ongoing evaluation of strategic alternatives, that it had initiated actions to lay-off most of its employees, retaining a limited team of employees to provide customer support and handle matters related to the ongoing exploration of strategic alternatives. Since September 8, 2004, the Company has taken a number of actions to reduce its operating expenses and conserve its cash. CoSine has notified its existing customers that the CoSine products have been formally discontinued and offered existing customers the option to place “lifetime buy” orders to support their platform transition plans. The company has written its inventory down to estimated net realizable value at September 30, 2004, December 31, 2004 and September 30, 2005. CoSine has terminated contract manufacturing arrangements, contractor and consulting arrangements and facility leases.

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

As of December 31, 2004 and September 30, 2005, our business consisted of primarily a customer service capability operated by a third party.

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

Inventory Valuation

In assessing the value of our inventory, we are required to make judgments about future demand and then compare that demand with current inventory quantities and firm purchase commitments. If our inventories and firm purchase commitments are in excess of forecasted demand, we write down the value of our inventory. We generally used a 12-month forecast to assess future demand. Inventory write-downs are charged to cost of revenue. At September 30, 2004, in connection with our decision to discontinue our products, we recorded a charge of $3.5 million to write our inventory down to its estimated net realizable value. Our inventory was either sold, scrapped or fully written-off at December 31, 2004 and September 30, 2005. During the nine months ended September 30, 2005, we sold $25,000 of previously written-down inventory. During the nine months ended September 30, 2004, we sold $ 0.3 million of previously written-down inventory and wrote-off $4.1 million of inventory.

Long-lived assets

We evaluate the carrying value of long-lived assets, consisting primarily of property, plant and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In assessing the recoverability of long-lived assets, we compare the carrying value of the assets to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, the assets will be written down to their estimated fair value. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based on our weighted average cost of capital or specific appraisal, as appropriate. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of overall market conditions and our participation in the market. Changes in these estimates could have a material adverse effect on the assessment of the long-lived assets such that we may be required to record further asset write-downs in the future. During 2004 we charged $2.3 million to operating expenses as a result of impairments. During 2004, we had a gain of $0.9 million with the sale of previously written-down long-lived assets. At December 31, 2004 and September 30, 2005, all of our long-lived assets had been either sold, scrapped or fully written-off.

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

•
Re-priced stock options: In November 2002, we re-priced 1,091,453 outstanding employee stock options to purchase shares of our common stock with original exercise prices ranging from $5.45 per share to $159.38 per share. These options were re-priced to $5.00 per share, which was higher than the fair market value of the underlying shares on the re-pricing date. In July 2001, we re-priced 722,071 outstanding employee stock options to $15.50 per share, the fair market value of the underlying shares on the re-pricing date. These options had previously been granted at prices ranging from $40.00 to $400.00 per share. Compensation will be re-measured for these options until they are exercised, canceled, or expire. At September 30, 2005, no stock options re-priced in November 2002 or July 2001were still outstanding.

Some of the stock options granted to our employees have resulted in deferred compensation as a result of stock options having an exercise price below their estimated fair value. Deferred compensation is presented as a reduction to stockholders’ equity on the consolidated balance sheet and is then amortized using an accelerated method over the vesting period of the applicable options. When an employee terminates, an expense credit is recorded for any amortization that has been previously recorded as an expense in excess of vesting. All employees have been terminated as of January 2005. Deferred compensation amounts were fully amortized at December 31, 2004 and September 30, 2005, and no amortization charges were recorded in the three or nine months ended September 30, 2005.

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

Revenue

For the three months ended September 30, 2005, revenue was $785,000, all of which was from service. For the three months ended September 30, 2004, revenue was $1.1 million of which $452,000 or 41% was from product sales and $636,000 or 59% was from service.

Revenues from customers by geographic region for the three and nine months ended September 30, 2005 and 2004, respectively, were as follows, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Region
North America	$457	$342	$1,320	$3,033
Italy	57	52	166	804
France	63	350	216	1,286
South Korea	11	18	42	1,580
Japan	108	50	422	664
Other EMEA	89	266	215	714
Other Asia/Pacific	—	10	—	30
Total	$785	$1,088	$2,381	$8,111

Revenues for the three months ended September 30, 2005 consisted entirely of service as compared to revenues in the quarter ended September 30, 2004 when we were still selling products and services. The decrease in revenue from the three months ended September 30, 2005 compared to the three months ended September 30, 2004 is due primarily to our announcement in September 2004 that we were laying off all our employees and would no longer offer our product for sale. Our business currently consists of a service operation provided by a third party contractor.

Revenues for the nine months ended September 30, 2005 consisted of $2,165,000 in service and $216,000 in product revenues, as compared to $6.0 million in product sales and $2.1 million in service in the nine months ended September 30, 2004. The decrease in revenue is due primarily to our announcement in September 2004 that we were laying off all our employees and would no longer offer our product for sale. Our business currently consists of a service operation provided by a third party contractor.

Non-Cash Charges Related to Equity Issuances

During the three months ended September 30, 2005 and 2004, we recorded $60,000 and $2,000, respectively, of non-cash charges (credits) related to equity issuances to cost of revenue and operating expenses. During the nine months ended September 30, 2005 and 2004, we recorded $279,000 and ($875,000), respectively, of non-cash (credits) charges related to equity issuances to cost of revenue and operating expenses.

Below is a reconciliation of non-cash charges related to equity issuances for the three and nine months ended September 30, 2005 and 2004, as presented in our statement of operations, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Amortization of deferred compensation related to stock options granted to employees prior to our initial public offering having an exercise price below fair market value	$—	$4	$—	$92
Credits related to the reversal of deferred stock compensation amortization in excess of vesting for terminated employees	—	(21)	—	(185)
Amortization of deferred compensation associated with re-pricing	—		—	(1,063)
Bonus paid in shares of common stock	—		—	228
Amortization of charges related to warrants or stock options issued to non-employees in conjunction with lease and debt agreements and re-seller agreement	60	20	279	53
Net non-cash charges related to equity issuances	$60	$3	$279	($875)

Under the stock bonus program, we granted 43,300 shares of CoSine common stock in the second quarter of 2004, based on CoSine’s stock price on the grant date.

Cost of Revenue

For the three months ended September 30, 2005, cost of revenue was $702,000, which represented the costs of our third party support contract, amortization of $60,000 related to a stock purchase warrant and a $219,000 reclassification of warrant amortization for the period January 1, 2005 to June 30, 2005, previously charged to operating expenses, net of a $57,000 reduction in our warranty accrual. For the three months ended September 30, 2004, cost of revenue was $4.4 million, of which $3.5 million represented the write-down of inventory, $0.4 million represented costs to terminate contract manufacturing agreements, and $0.5 million represented materials, labor, production overhead, warranty and the costs of providing services.

For the nine months ended September 30, 2005, cost of revenue was $1,545,000, which represented costs of our third party support contract and amortization related to a stock purchase warrant, net of a reduction of our warranty accrual. For the nine months ended September 30, 2004, cost of revenue was $7.4 million, of which $3.9 million represented a restructuring charge, $2.7 million represented materials, labor and overhead, warranty and the cost of providing services, $0.4 million represented software royalty expense, $0.7 million represented inventory written down, offset by a $0.3 million benefit associated with the sale of previously written down inventory.

Gross Profit (Loss)

For the three months ended September 30, 2005 and 2004, gross profit (loss) was $83,000 and ($3.4) million, respectively.

For the nine months ended September 30, 2005 and 2004, gross profit was $836,000 and $738,000, respectively and gross margins were 35% and 9%, respectively. The increase in gross margin from 2004 to 2005 is due to the fact that we discontinued product sales in September 2004 and recorded significant restructuring charges related to inventory write-downs and termination of contract manufacturers.

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

Research and Development Expenses

Research and development expenses were nil and $3.7 million for the three months ended September 30, 2005 and September 30, 2004, respectively. There were no research and development activities in the three months ended September 30, 2005. Research and development costs for the nine months ended September 30, 2005 and 2004 were $103,000 and $13.3 million, respectively. Such costs for the nine months ended September 30, 2005 consisted of consulting expenses as well as software license amortization costs and payments. With our announcement in September 2004 that we were laying off all employees and discontinuing our products, our engineering activities have been limited to providing consulting to existing customers and our third party contractor. We expect our research and development costs to be a minimal amount for the balance of the fiscal year.

Sales and Marketing Expenses

Sales and marketing expenses were nil and $3.1 million for the three months ended September 30, 2005 and 2004, respectively. Sales and marketing expenses for the nine months ended September 30, 2005 and 2004 were $105,000 and $9.6 million, respectively. With our announcement in September 2004 that we were laying off all employees and were discontinuing our products, we have ceased essentially all ongoing sales and marketing efforts. Sales and marketing expenses for the nine months ended September 30, 2005 consisted of expenses related to foreign sales offices, all of which are winding down. The decrease in sales and marketing expense from the three and nine months ended September 30, 2004 to the comparable periods in 2005 is due to our September 2004 announcement. We expect sales and marketing expenses to be a minimal amount for the balance of the fiscal year.

General and Administrative Expenses

General and administrative expenses were $0.4 million and $1.7 million for the three months ended September 30, 2005 and 2004, respectively and were $2.8 million and $4.6 million for the nine month periods ended September 30, 2005 and 2004. With our announcement in September 2004 that we were laying off all employees and discontinuing our products, our general and administrative efforts have been focused on restructuring activities and the ongoing evaluation of strategic alternatives, as well as the activities related to our proposed merger with Tut Systems Inc., as announced on January 7, 2005 and terminated on May 16, 2005. General and administrative costs for the three months and nine months ended September 30, 2005 consisted of costs for consultants and contractors, including our chief executive officer, audit and tax services, legal services, insurance and banking fees as well as the costs incurred in connection with the proposed merger with Tut. General and administrative expenses for the balance of the fiscal year should decrease as the merger and restructuring activities have been substantially completed.

General and administrative costs for the three months and nine months ended September 30, 2004 consisted of the corporate administration, finance, legal, and human resource functions, as well as the ongoing costs of evaluating strategic alternatives.

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

Activity related to the December 2004 restructuring for the nine months ended September 30, 2005 is as follows, (in thousands):

	Worldwide workforce reduction	Lease Terminations	Software License Terminations	Total
Provision balance at December 31, 2004	$553	$—	$1,037	$1,590
Cash payments	(543)	—	(564)	(1,107)
Write offs	—	—	(23)	(23)
Provision balance at September 30, 2005	$10	$—	$450	$460

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

Effective September 23, 2004, CoSine approved severance agreements to Stephen Goggiano, its president and chief executive officer, and Terry Gibson, its chief financial officer, covering the period of August 1, 2004 through the earlier of (i) December 31, 2004 or (ii) the termination of their respective employments due to the elimination of their respective jobs if caused by a merger, sale, acquisition, liquidation, dissolution, consolidation or similar corporate transaction, in exchange for their continued service to CoSine as it explored strategic alternatives, including a sale of the Company, a sale or licensing of products, intellectual property, or individual assets or a winding-up and liquidation of the business. In exchange for their continued service during this time period, Mr. Goggiano and Mr. Gibson each received a retention bonus equal to 100% of their base 2004 annual salary, paid in January 2005. Both Mr. Goggiano's and Mr. Gibson's employment by us terminated in January 2005. Also in exchange for their continued service during this time period, we agreed to pay for the cost of Mr. Goggiano's, Mr. Gibson's and their families' health care coverage for a period of 12 months after termination of their respective employment. These amounts were charged to restructuring in December 2004.

Activity related to the September 2004 restructuring for the nine months ended September 30, 2005 is as follows (in thousands):

	Worldwide workforce reduction	Write-down of inventory and prepaid royalty	Manufacturing agreement termination	Total
Provision balance at December 31, 2004	$424	$—	$—	$424
Cash payments	(424)	—	—	(424)
Write offs	—	—	—	—
Provision balance at September 30, 2005	$—	$—	$—	$—

During the nine months ended September 30, 2005 we sold previously impaired assets for a total of $67,000 and settled a software contract at a $23,000 discount to our restructuring accrual. During the nine months ended September 30, 2004, we recorded restructuring and impairment charges of $2.3 million related to our determination at June 30, 2004 that we would not be able to recover the carrying value of our long term assets.

Interest Income and Other

For the three months ended September 30, 2005 and 2004, interest income and other income were $191,000 and $82,000, respectively. The increase from September 30, 2004 to September 30, 2005 is due to higher interest rates, partially offset by a lower balance of short term investments.

Income Tax Provision

Provision (benefit) for income taxes of ($117,000) and ($9,000) for the three months ended September 30, 2005 and 2004, respectively, were comprised entirely of foreign corporate income taxes and refunds, which are a function of our operations in subsidiaries in various countries. The provision for income taxes is based on income taxes on minimum profits the foreign operations generated for services they provided to us. Our tax expense for fiscal 2005 will continue to depend on the amount and mix of income derived from sources subject to corporate income taxes of foreign taxing jurisdictions.

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

On September 8, 2004, we announced that after an extensive evaluation of strategic alternatives, we had initiated actions to lay-off most of our employees, retaining a limited team of employees to provide customer support and handle matters related to the ongoing exploration of strategic alternatives. Since September 8, 2004, we have taken a number of actions to reduce our operating expenses and conserve our cash. We have notified our existing customers that the CoSine products are now formally discontinued and that existing customers may place “lifetime buy” orders to support their transition plans. We have written our inventory down to estimated net realizable value at December 31, 2004 and September 30, 2005. We have taken steps to terminate contract manufacturing arrangements, contractor and consulting arrangements and facility leases. These activities continued during the quarter ended December 31, 2004 and nine month period ended September 30, 2005, at which time our business consisted primarily of a customer support capability supported by a third party contractor.

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

On September 1, 2005, CoSine entered into a stockholders rights plan (the “Rights Plan”) which provides for a dividend distribution of one preferred share purchase right for each outstanding share of the Company’s common stock which, when exercisable, would allow its holder to purchase from the Company one one-hundredth of a share of the Company's Series A Junior Participating Preferred Stock, par value $0.0001 (the "Preferred Stock"), for a purchase price of $3.00. Each fractional share of Preferred Stock would give the stockholder approximately the same dividend, voting and liquidation rights as does one share of the Company's common stock. The purchase rights become exercisable after the acquisition or attempted acquisition of 5% or more of the Company's outstanding common stock without the prior approval of CoSine's board of directors. The dividend was paid to the Company’s stockholders of record at the close of business on September 12, 2005. CoSine’s board of directors adopted the Rights Plan to protect stockholder value by protecting the Company's stockholders from coercive takeover practices or takeover bids that are inconsistent with their best interests, and by protecting the Company's ability to carry forward its net operating losses (“NOLs”).

Cash, Cash Equivalents and Short-Term Investments

At September 30, 2005, cash, cash equivalents and short-term investments were $23.0 million. This compares with $24.9 million at December 31, 2004.

Operating Activities

We used $1.9 million and $23.1 million in cash for operations for the nine months ended September 30, 2005 and 2004, respectively. The reduced cash usage is due primarily to the $30.2 million reduction in net loss from the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, partially offset by the reductions in accrued liabilities, accrued compensation and deferred revenue.

Investing Activities

Investing activities generated $4.9 million in cash in the nine months ended September 30, 2005 as compared to $14.7 million in cash generated in the nine months ended September 30, 2004. There were no capital expenditures in the nine months ended September 30, 2005 as compared to $1.0 million in the prior year period.

Financing Activities

There were no financing activities in the nine months ended September 30, 2005. In the nine months ended September 30, 2004, financing activities included final payments on working capital loans and capital leases, offset by proceeds from issuance of common stock.

OUTLOOK

Although capital spending in the telecommunications industry has begun to recover, the market for network-based IP services continues to develop slowly. We do not believe we can achieve the sustainable revenue growth necessary to survive as a stand-alone entity in that industry. On July 29, 2004, we announced that we were exploring various strategic alternatives and that we had hired an investment bank as our financial advisor. On September 8, 2004, we announced that after an extensive evaluation of strategic alternatives, we had initiated actions to lay-off most of our employees, retaining a limited team of employees to provide customer support and handle matters related to the ongoing exploration of strategic alternatives. Since September 8, 2004, we have taken a number of actions to reduce our operating expenses and conserve our cash. We have notified our existing customers that the CoSine products are now formally discontinued and that existing customers may place “lifetime buy” orders to support their transition plans. Based on our current forecasts for future product demand, we have written our inventory down to estimated net realizable value at December 31, 2004 and September 30, 2005. We have taken steps to terminate contract manufacturing arrangements, contractor and consulting arrangements and facility leases. These activities continued into the quarter ended December 31, 2004 and nine month period ended September 30, 2005, at which time our business consisted primarily of a customer support capability supported by a third party contractor.

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

At September 30, 2005, we had $23.0 million in cash, cash equivalents and short-term investments. Based on restructuring activities initiated in September and December 2004, on the costs to complete all such activities, on the significant reduction in cash usage once such activities are completed, and on the expected net costs to extend customer support activities, we believe that we possess sufficient liquidity and capital resources to fund our operations and working capital requirements for at least the next 12 months.

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

Failure to execute our redeployment strategy could cause our stock price to decline.

CoSine's stock price may decline due to any or all of the following potential occurrences:

•	CoSine may not be able to find suitable acquisition candidates or may not be able to acquire suitable candidates with its limited financial resources;

•	CoSine may not be able to utilize its existing NOLs to offset future earnings;

•	CoSine may have difficulty retaining its key remaining employee;

•	CoSine may have difficulty retaining its board of directors or attracting suitable qualified candidates should a director resign.

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

At September 30, 2005, CoSine had an accumulated deficit of $517 million. CoSine has incurred net losses since its incorporation. If it does not achieve profitability, is unable to obtain additional financing or complete a strategic alternative to its current operations, CoSine will cease operations and liquidate.

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

A sensitivity analysis was performed on our investment portfolio as of September 30, 2005 based on a modeling technique that measures hypothetical fair market value changes that would result from a parallel shift in the yield curve of plus 100 basis points. Based on this analysis, a hypothetical 100 basis point increase in interest rates would result in a $11,000 decrease in the fair value of our investments in debt securities as of September 30, 2005.

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

Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Prior to the issuance of our consolidated financial statements, we completed the account reconciliations, analyses and our management review such that we can certify that the information contained in our consolidated financial statements for the year ended December 31, 2004 and for the three and nine months ended September 30, 2005, fairly presents, in all material respects, the financial condition and results of operations of the Company.

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

In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the court for approval. The terms of the settlement, if approved, would dismiss and release all claims against the participating defendants (including us). In exchange for this dismissal, D&O insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On August 31, 2005, the court issued an order granting preliminary approval of the settlement. The settlement is subject to a number of conditions, including final court approval, which cannot be assured. If the settlement is not consummated, we intend to defend the lawsuit vigorously. However, we cannot predict its outcome with certainty. If we are not successful in our defense of this lawsuit, we could be forced to make significant payments to the plaintiffs and their lawyers, and such payments could have a material adverse effect on our business, financial condition and results of operations if not covered by our insurance carrier. Even if these claims are not successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business, results of operations and financial position.

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

ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

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

COSINE COMMUNICATIONS, INC.

Date: October 31, 2005	By:	/s/ Terry Gibson
Terry Gibson
Chief Executive Officer and Chief Financial Officer Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1
Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on September 8, 2005 (incorporated by reference to Exhibit 3.1 to Form 8-K filed September 8, 2005).

4.1	Form of Rights Certificate (incorporated by reference to Exhibit 4.1 to Form 8-K filed September 8, 2005).

4.2
Rights Agreement, dated as of September 1, 2005, by and between CoSine Communications, Inc. and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.2 to Form 8-K filed September 8, 2005).

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