Form 10-K
period 2005-12-31
COSINE COMMUNICATIONS INC
filed 2006-03-24
CIK 1060824

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________ to _________.

Commission File Number 000-30715

CoSine Communications, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-3280301
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

560 South Winchester Blvd. Suite 500 San Jose, CA	95128
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (408) 236-7518

Securities Registered Pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, $.0001 Par Value
(Title of each class)

Indicate by check mark of the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark of the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the voting and non voting common equity held by non-affiliates of the Registrant was $9,669,668, based on the number of shares held by non-affiliates as of March 15, 2006, and based on the reported last sale price of common stock on June 30, 2005, which is the last business day of the Registrant’s most recently completed second fiscal quarter. Shares of stock held by officers, directors and 5 percent or more stockholders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2006, there were 10,090,365 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable

COSINE COMMUNICATIONS, INC.

FORM 10-K
Year Ended December 31, 2005

i

SAFE HARBOR STATEMENT UNDER
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K contains forward-looking statements. We use words such as "anticipate," "believe," "plan," "expect," "future," "intend" and similar expressions to identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, development of the market for network-based IP services, technological changes affecting the value of our intellectual property to the extent these conditions impact strategic alternatives available to us, failure to achieve revenue growth and profitability, changes in general economic conditions and in economic conditions in the customer service market that we currently serve, our ability to identify and acquire new business operations while continuing to provide support to our existing customers and continuing to offer our intellectual property for license or sale, the time and costs required to identify and acquire new business operations, management and board interest in and distraction due to identifying and acquiring new business operations, and the reactions, either positive or negative, of investors, competitors, customers, employees and others to our strategic direction and to any specific business opportunity selected by us, all as are discussed in more detail in the section entitled "Risk Factors" on pages 4 to 8 of this report, as well as the other risk factors discussed in that section. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents that we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we file in fiscal year 2006.

PART I

Item 1. Business

Overview

CoSine Communications, Inc. ("CoSine" or the "Company," which may be referred to as "we," "us" or "our") was incorporated in California on April 14, 1997 and in August 2000 was reincorporated in the State of Delaware. We were a provider of carrier network equipment products and services until the fourth quarter of fiscal year 2004 during which time we discontinued our product lines, took actions to lay-off most of our employees, terminated contract manufacturing arrangements, contractor and consulting arrangements and various facility leases, and sold, scraped or wrote-off our inventory, property and equipment. Our business currently consists primarily of a customer support capability for our discontinued products provided by a third party. We intend to continue such support activities through December 31, 2006, depending on customer demand, and to offer our intellectual property for license or sale. We are also seeking to redeploy our existing resources to identify and acquire one or more new business operations with existing or prospective taxable earnings that can be offset by use of our net operating loss carry-forwards (“NOLs”).

Business

On July 29, 2004, we announced that we were exploring various strategic alternatives and that we had hired an investment bank as our financial advisor, which had been first retained in May 2003.

Beginning in September 2004 and continuing through December 2004, we laid-off most of our employees, took actions to reduce our operating expenses and conserve our cash, notified our existing customers that our products had been formally discontinued and offered existing customers the opportunity to place “lifetime buy” orders to support their platform transition plans, negotiated transition support plans for our customers, terminated contract manufacturing arrangements, contractor and consulting arrangements, initiated liquidation procedures for certain of our foreign operations and facility leases and completed the sale, scrap or write-off of our inventory, property and equipment.

On January 7, 2005, we entered into an Agreement and Plan of Merger with Tut Systems, Inc. The merger was terminated on May 16, 2005.

On June 10, 2005, we reported in our Report on Form 8-K filed with the Securities and Exchange Commission that our stock would be de-listed from the Nasdaq National Market System pursuant to Nasdaq Marketplace Rules 4300 and 4330(a)(3). Our stock was de-listed on June 16, 2005 and now trades in the over the counter market and is quoted on the Pink Sheets Electronic Quotation Service under the symbol “COSN.PK.”

In July 2005, we completed a comprehensive review of strategic alternatives, including a sale of the Company, a sale or licensing of intellectual property, a redeployment of our assets into new business ventures, or a winding-up and liquidation of the business and a return of capital. The board of directors approved a plan to redeploy our existing resources to identify and acquire one or more new business operations, while continuing to support our existing customers and continuing to offer our intellectual property for license or sale. Our redeployment strategy involves the acquisition of one or more operating businesses with existing or prospective taxable earnings that can be offset by use of our net operating loss carry-forwards (“NOLs”).

In implementing the redeployment strategy, on July 25, 2005 Jack L. Howard was elected to fill a vacancy created by the resignation of R. David Spreng, the managing general partner of Crescendo Ventures Management, LLC. Mr. Spreng resigned upon the sale of the shares of our common stock controlled by Crescendo Ventures Management, LLC to Steel Partners II, L.P. Mr. Howard holds representative positions with Steel Partners II, L.P. Steel Partners II, L.P., Mr. Howard and WHX CS Corp., a wholly owned subsidiary of WHX Corporation of which Steel Partners II, L.P. is a majority stockholder, currently own or control, in the aggregate, approximately 45% of our outstanding shares of common stock.

On September 1, 2005, we entered into a stockholders rights plan which provides for a dividend distribution of one preferred share purchase right for each outstanding share of our common stock which, when exercisable, would allow its holder to purchase from us one one-hundredth of a share of our Series A Junior Participating Preferred Stock, par value $0.0001, for a purchase price of $3.00. Each fractional share of this preferred stock would give the stockholder approximately the same dividend, voting and liquidation rights as does one share of our common stock. The purchase rights become exercisable after the acquisition or attempted acquisition of 5% or more of our outstanding common stock without the prior approval of our board of directors. The dividend was paid to our stockholders of record at the close of business on September 12, 2005. Our board of directors adopted the stockholders rights plan to protect stockholder value by protecting our stockholders from coercive takeover practices or takeover bids that are inconsistent with their best interests, and by protecting our ability to carry forward our NOLs.

Our 2005 annual meeting of stockholders was held on November 15, 2005. At that annual meeting, Charles J. Abbe was re-elected by our stockholders to serve on our board of directors with Donald Green, Jack L. Howard and Terry R. Gibson, who were not up for election. Our board of directors intends to continue the previously adopted strategy of seeking to enhance stockholder value by pursuing opportunities to redeploy our assets through an acquisition of one or more operating business with existing or prospective taxable earnings that can be offset by use of our NOLs. No candidate for acquisition has yet been identified, and no assurance can be given that we will find suitable candidates, and if we do, that we will be able to utilize our existing NOLs.

At our 2005 annual meeting, the stockholders also approved two amendments to our Second Amended and Restated Certificate of Incorporation. The first amendment restricts certain acquisitions of our securities in order to help assure the preservation of our NOLs. Although the transfer restrictions imposed on our securities is intended to reduce the likelihood of an impermissible ownership change, no assurance can be given that such restrictions would prevent all transfers that would result in an impermissible ownership change. This amendment generally restricts and requires prior approval of our board of directors of direct and indirect acquisitions of our equity securities if such an acquisition will affect the percentage of our capital stock that is treated as owned by a 5% stockholder. The restrictions will generally only affect persons trying to acquire a significant interest in our common stock. The second amendment to our Second Amended and Restated Certificate of Incorporation at our 2005 annual meeting de-classified our board of directors providing for an annual election of all our directors.

As a result of these activities, as of December 31, 2005, our business consisted primarily of a customer support capability for our discontinued products provided by a third party. We intend to continue such support activities through December 31, 2006, depending on customer demand, and to offer our intellectual property for license or sale. We are also continuing to seek to redeploy our existing resources to identify and acquire one or more new business operations with existing or prospective taxable earnings that can be offset by use of our NOLs.

Prior Business

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

During this period, the market for our IP Service Delivery Platform had been in the early stages of development, and the volume and timing of orders was difficult to predict. A customer’s decision to purchase our platform typically involved a significant commitment of its resources and a lengthy evaluation, testing and product qualification process. The long sales cycle and the timing of our customers’ rollout of services made possible by our platform, which affected repeat business, caused our revenue and operating results to vary significantly and unexpectedly from quarter to quarter and constrained our ability to secure new customers. We did not generate sufficient revenue to fund our communications platform product operations and were unable to increase our revenue in order to reduce our cash consumption and remain a viable and competitive supplier of communications platform products. We formally discontinued our communications platform products in fiscal year 2004.

Products, Services and Technology

Prior to our announcement on September 8, 2004 that we were discontinuing sale of our products, we were a supplier of carrier network equipment which we referred to as our IP Service Delivery Platform. Our IP Service Delivery Platform consisted of hardware elements: a chassis, including our IPSX 9500 and IPSX 3500 Service Processing Switches, and sub-systems known as our IPSGs; and software components consisting of our InVision and InGage software. We formally discontinued our IP Service Delivery Platform in fiscal year 2004. We currently provide only customer support services, through a third party, for our discontinued products.

Customers

During the year ended December 31, 2005, we recognized revenue from 15 customers, of which Sprint and NEC Corporation accounted for 43% and 15% of our revenue, respectively. Geographically, our revenue was distributed as follows: North America 57%, Asia/Pacific 19% and Europe 24% (See Note 1 of the Notes to the Consolidated Financial Statements). A small number of customers account for a substantial portion of our revenues, and the loss of any one customer could have a material impact on our results of operations.

Sales and Marketing

We ceased all sales and marketing activities in September 2004, other than to offer existing customers transition support services through December 2006. We had no employees in sales and marketing at December 31, 2005.

Customer Service and Support

We provide transition support services to our existing customers and plan to continue to do so through December 31, 2006, depending on customer demand. Our service and support operations are conducted by a third party contractor and we had no employees in customer service and support at December 31, 2005.

Research and Development

We ceased all research and development activities in September 2004, other than to offer our existing customers transition support services, as provided by a third party contractor. At December 31, 2005, we had no employees in research and development.

Our research and development expenses, including non-cash charges related to equity issuances, totaled $0.1 million, $15.1 million and $21.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Manufacturing

We ceased all manufacturing activities in December 2004 and had no employees in manufacturing at December 31, 2005.

Backlog

Our backlog includes purchase orders from customers with approved credit status, representing products and services we plan to deliver within 12 months, plus our current balance of deferred revenue. At December 31, 2005 and 2004 we had no backlog.

Competition

We only provide transition support services for our discontinued products to our existing customers and intend to continue such support activities only through December 31, 2006, depending on customer demand. Due to the limitation of our transition support services to our own discontinued products and the limited period of availability for those transition support services, we do not foresee any material competition for our transition support services.

Intellectual Property

We have relied on copyright, patent, trade secret and trademark law to protect our intellectual property. As of February 22, 2006, we have a total of 24 patent applications pending in the United States relating to the design of our discontinued products, two PCT patent applications pending and a patent application pending in each of Japan and the European Union. As our business now consists primarily of a customer service capability operated under contract by a third party, we are now unable to make new product developments and frequent product enhancements that are essential to maintain the value, if any, of our intellectual property. We continue to offer our intellectual property for license or sale

We continue to license software from network software application companies as necessary to offer our existing customers transition support services through December 2006. These licenses are terminable after a specified period or upon the occurrence of specified events. If one or more of these licenses are terminated, we may need to locate and incorporate alternative software providing comparable services.

Employees

We had one employee, Terry R. Gibson, our President, Chief Executive Officer and Chief Financial Officer, at December 31, 2005.

Available Information

We file annual reports, quarterly reports, proxy statements and other documents with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934 (the "Exchange Act"), and we have an internet website address at www.cosinecom.com. We make available free of charge on our internet website address our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act of 1934, a amended as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may obtain information on the operation of the public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

Item 1A. Risk Factors

Our future results and the market price for our stock are subject to numerous risks, many of which are driven by factors that we cannot control or predict. The following discussion, as well as other sections of this Report on Form 10-K including Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, describes certain risk factors related to our business. You should carefully consider the risk factors described below in conjunction of the other information is this document.

We have sold our operating assets and are executing a redeployment strategy. There can be no assurance that the redeployment strategy will increase shareholder value, and we may decide to liquidate.

We have incurred losses since inception and expect that net losses and negative cash flow will continue for the foreseeable future. In September 2004, we announced the termination of most of our employees to facilitate the strategic alternatives then in consideration and ceased all operations other than a customer service and support capability. In July 2005, we completed a comprehensive review of strategic alternatives and approved a plan to redeploy our existing resources to identify and acquire one or more new business operations, while continuing to support our existing customers and continuing to offer our intellectual property for license or sale. If we are not successful in executing this strategy we will continue to incur operating losses and negative cash flow and may at some point decide to liquidate and return the net proceeds to our stockholders. In the case of a liquidation or bankruptcy, we would need to hold back or distribute assets to cover liabilities before paying stockholders, which may therefore reduce or delay the proceeds that stockholders may receive for their ownership in us. However, we believe we have adequate cash resources to continue to realize our assets and discharge our liabilities as a company through 2006.

Failure to execute our redeployment strategy could cause our stock price to decline.

Our stock price may decline due to any or all of the following potential occurrences:

●	We may not be able to find suitable acquisition candidates or may not be able to acquire suitable candidates with our limited financial resources;

●	We may not be able to utilize our existing NOLs to offset future earnings;

●	We may have difficulty retaining our key remaining employee;

●	We may have difficulty retaining our board of directors or attracting suitable qualified candidates should a director resign.

There can be no assurance that we will be able to identify suitable acquisition candidates in connection with our redeployment strategy.

We have incurred recurring operating losses, and operations have not generated positive cash flows since inception. If we are unable to acquire suitable acquisition candidate(s), we will continue to incur operating losses and negative cash flows and may decide to liquidate. In the case of a liquidation, we would need to hold back assets to cover liabilities, which may therefore reduce or delay the proceeds that stockholders may receive.

We may elect to dissolve and distribute assets to stockholders if our board of directors determines that such action is in the best interest of the stockholders.

If our redeployment strategy is deemed unsuccessful, our board of directors may deem it advisable to dissolve the company and distribute assets to stockholders. Liquidation and dissolution may not create value to our stockholders or result in any remaining capital for distribution to our stockholders. The precise nature, amount and timing of any distribution to our stockholders would depend on and could be delayed by, among other things, sales of our non-cash assets and claim settlements with creditors.

We will incur significant costs in connection with our evaluation of suitable acquisition candidates.

As part of our plan to redeploy our assets, our management is seeking, analyzing and evaluating potential acquisition and merger candidates. We will incur significant costs, such as due diligence and legal and other professional fees and expenses, as part of these redeployment efforts. Notwithstanding these efforts and expenditures, we cannot give any assurance that we will identify an appropriate acquisition opportunity in the near term, or at all.

We will likely have no operating history in our new line of business, which is yet to be determined, and therefore we will be subject to the risks inherent in establishing a new business.

We have not identified what our new line of business will be and, therefore, we cannot fully describe the specific risks presented by such business. It is likely that we will have had no operating history in the new line of business and it is possible that the target company may have a limited operating history in its business. Accordingly, there can be no assurance that our future operations will generate operating or net income, and as such our success will be subject to the risks, expenses, problems and delays inherent in establishing a new line of business for us. The ultimate success of such new business cannot be assured.

We may be unable to realize the benefits of our net operating loss carry-forwards ("NOLs").

NOLs may be carried forward to offset federal and state taxable income in future years and eliminate income taxes otherwise payable on such taxable income, subject to certain adjustments. Based on current federal corporate income tax rates, our NOLs and other carry-forwards could provide a benefit to us, if fully utilized, of significant future tax savings. However, our ability to use these tax benefits in future years will depend upon the amount of our otherwise taxable income. If we do not have sufficient taxable income in future years to use the tax benefits before they expire, we will lose the benefit of these NOLs permanently. Consequently, our ability to use the tax benefits associated with our substantial NOLs will depend significantly on our success in identifying suitable acquisition candidates, and once identified, successfully consummate an acquisition of these candidates.

Additionally, if we underwent an ownership change, the NOLs would be subject an annual limit on the amount of the taxable income that may be offset by our NOLs generated prior to the ownership change. If an ownership change were to occur, we may be unable to use a significant portion of our NOLs to offset taxable income. In general, an ownership change occurs when, as of any testing date, the aggregate of the increase in percentage points is more than 50 percentage points of the total amount of a corporation's stock owned by "5-percent stockholders," within the meaning of the NOLs limitations, whose percentage ownership of the stock has increased as of such date over the lowest percentage of the stock owned by each such "5-percent stockholder" at any time during the three-year period preceding such date. In general, persons who own 5% or more of a corporation's stock are "5-percent stockholders," and all other persons who own less than 5% of a corporation's stock are treated, together, as a single, public group "5-percent stockholder," regardless of whether they own an aggregate of 5% of a corporation's stock.

The amount of NOLs that we have claimed has not been audited or otherwise validated by the U.S. Internal Revenue Service (“IRS”). The IRS could challenge our calculation of the amount of our NOLs or our determinations as to when a prior change in ownership occurred and other provisions of the Internal Revenue Code, may limit our ability to carry forward our NOLs to offset taxable income in future years. If the IRS was successful with respect to any such challenge, the potential tax benefit of the NOLs to us could be substantially reduced.

Certain transfer restrictions implemented by us to preserve our NOLs may not be effective or may have some unintended negative effects.

On November 15, 2005, at our 2005 Annual Meeting of Stockholders, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to restrict certain acquisitions of our securities in order to help assure the preservation of our NOLs. The amendment generally restricts direct and indirect acquisitions of our equity securities if such acquisition will affect the percentage of our capital stock that is treated as owned by a "5-percent stockholder."

Although the transfer restrictions imposed on our capital stock is intended to reduce the likelihood of an impermissible ownership change, there is no guarantee that such restrictions would prevent all transfers that would result in an impermissible ownership change. The transfer restrictions also will require any person attempting to acquire a significant interest in us to seek the approval of our board of directors. This may have an "anti-takeover" effect because our board of directors may be able to prevent any future takeover. Similarly, any limits on the amount of capital stock that a stockholder may own could have the effect of making it more difficult for stockholders to replace current management. Additionally, because the transfer restrictions will have the effect of restricting a stockholder's ability to dispose of or acquire our common stock, the liquidity and market value of our common stock might suffer.

We could be required to register as an investment company under the Investment Company Act of 1940, which could significantly limit our ability to operate and acquire an established business.

The Investment Company Act of 1940 (the "Investment Company Act") requires registration, as an investment company, for companies that are engaged primarily in the business of investing, reinvesting, owning, holding or trading securities. We have sought to qualify for an exclusion from registration including the exclusion available to a company that does not own "investment securities" with a value exceeding 40% of the value of its total assets on an unconsolidated basis, excluding government securities and cash items. This exclusion, however, could be disadvantageous to us and/or our stockholders. If we were unable to rely on an exclusion under the Investment Company Act and were deemed to be an investment company under the Investment Company Act, we would be forced to comply with substantive requirements of Investment Company Act, including: (i) limitations on our ability to borrow; (ii) limitations on our capital structure; (iii) restrictions on acquisitions of interests in associated companies; (iv) prohibitions on transactions with affiliates; (v) restrictions on specific investments; (vi) limitations on our ability to issue stock options; and (vii) compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations. Registration as an investment company would subject us to restrictions that would significantly impair our ability to pursue our fundamental business strategy of acquiring and operating an established business. In the event the SEC or a court took the position that we were an investment company, our failure to register as an investment company would not only raise the possibility of an enforcement action by the SEC or an adverse judgment by a court, but also could threaten the validity of corporate actions and contracts entered into by us during the period we were deemed to be an unregistered investment company. Moreover, the SEC could seek an enforcement action against us to the extent we were not in compliance with the Investment Company Act during any point in time.

We may issue a substantial amount of our common stock in the future which could cause dilution to new investors and otherwise adversely affect our stock price.

A key element of our growth strategy is to make acquisitions. As part of our acquisition strategy, we may issue additional shares of common stock as consideration for such acquisitions. These issuances could be significant. To the extent that we make acquisitions and issue our shares of common stock as consideration, your equity interest in us will be diluted. Any such issuance will also increase the number of outstanding shares of common stock that will be eligible for sale in the future. Persons receiving shares of our common stock in connection with these acquisitions may be more likely to sell off their common stock, which may influence the price of our common stock. In addition, the potential issuance of additional shares in connection with anticipated acquisitions could lessen demand for our common stock and result in a lower price than might otherwise be obtained. We may issue common stock in the future for other purposes as well, including in connection with financings, for compensation purposes, in connection with strategic transactions or for other purposes.

Our customers may sue us because we have announced the discontinuance of our products and may not meet all our contractual commitments.

Certain of our customer contracts contained provisions relating to the availability of products, spare parts and services for periods up to ten years. We have worked with our customers to aid in a smooth transition, but our customers may choose to sue us for breach of contract.

If our products contain defects, we may be subject to significant liability claims from customers, distribution partners and the end-users of our products and incur significant unexpected expenses and lost sales.

Our products are technically complex and can be adequately tested only when put to full use in large and diverse networks with high amounts of traffic. They have in the past contained, and may in the future contain, undetected or unresolved errors or defects. Despite extensive testing, errors, defects or failures may be found in our products. If this happens, we may experience product returns, increased service and warranty costs, any of which could have a material adverse effect on our business, financial condition and results of operations. Moreover, because our products are designed to provide critical communications services, we may receive significant liability claims. We attempted to include in our agreements with customers and distribution partners provisions intended to limit our exposure to liability claims. However, our customers and distribution partners may not be willing to agree to such provisions, and in any event such provisions may not be effective in any or all cases or under any or all scenarios, and they may not preclude all potential claims resulting from a defect in one of our products or from a defect related to the installation or operation of one of its products. Although we maintains product liability and errors and omissions insurance covering certain damages arising from implementation and use of their products, our insurance may not cover all claims sought against it. Liability claims could require it to spend significant time and money in litigation or to pay significant damages. As a result, any such claims, whether or not successful, could seriously damage our reputation and our business.

If we became involved in an intellectual property dispute, we could be subject to significant liability, the time and attention of our management could be diverted from pursuing strategic alternatives.

We may become a party to litigation in the future to protect its intellectual property or because others may allege infringement of their intellectual property. These claims and any resulting lawsuits could subject it to significant liability for damages or invalidate our proprietary rights. These lawsuits, regardless of their merits, likely would be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation alleging our infringement of a third-party’s intellectual property also could force us to:

•	obtain from the owner of the infringed intellectual property right a license to sell the relevant technology, which license may not be available on reasonable terms, or at all; or

•	redesign those products or services that use the infringed technology.

We have a history of losses that we expect will continue, and if we do not achieve profitability we may cease operations.

At December 31, 2005, we had an accumulated deficit of $517 million. We have incurred net losses since our incorporation. If we do not achieve profitability and are unable to obtain additional financing, we will run out of cash and cease operations.

If we cannot obtain director and officer liability insurance in acceptable amounts for acceptable rates, we may have difficulty recruiting and retaining qualified directors and officers.

Like most other public companies, we carry insurance protecting our officer and directors against claims relating to the conduct of our business. This insurance covers, among other things, the costs incurred by companies and their management to defend against and resolve claims relating to management conduct and results of operations, such as securities class action claims. These claims typically are expensive to defend against and resolve. We pay significant premiums to acquire and maintain this insurance, which is provided by third-party insurers, and we agree to underwrite a portion of such exposures under the terms of the insurance coverage. One consequence of the current economic downturn and decline in stock prices has been a substantial increase in the number of securities class actions and similar claims brought against public corporations and their management, including the company and certain of its current and former officers and directors. Consequently, insurers providing director and officer liability insurance have in recent periods sharply increased the premiums they charge for this insurance, raised retentions (that is, the amount of liability that a company is required to pay to defend and resolve a claim before any applicable insurance is provided), and limited the amount of insurance they will provide. Moreover, insurers typically provide only one-year policies. The insurance policies that may cover any current securities claims against us have a $500,000 retention. As a result, the costs we incur in defending such claims will not be reimbursed until they exceed $500,000. The policies that would cover any future claims may not provide any coverage to us and may cover the directors and officers only in the event we are unwilling or unable to cover their costs in defending against and resolving any future claims. As a result, our costs in defending any future claims could increase significantly. Particularly in the current economic environment, we cannot assure you that in the future it will be able to obtain sufficient director and officer liability insurance coverage at acceptable rates and with acceptable deductibles and other limitations. Failure to obtain such insurance could materially harm our financial condition in the event that we are required to defend against and resolve any future or existing securities class actions or other claims made against us or our management arising from the conduct of our operations. Further, the inability to obtain such insurance in adequate amounts may impair our future ability to retain and recruit qualified officers and directors.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease approximately 300 square feet of office space in San Jose, California under a month-to-month operating lease. We have one remaining sales office lease, expiring in March 2006.

Item 3. Legal Proceedings

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

On January 18, 2005, we, along with our officers and directors, were named as defendants in a securities class action lawsuit filed in San Mateo County Superior Court. The suit requested that the acquisition of us by Tut Systems, Inc be enjoined due to alleged self-dealing and breach of fiduciary duties by our officers and directors. The suit was dismissed in May 2005 at the request of the plaintiffs.

In the ordinary course of business, we are involved in legal proceedings involving contractual obligations, employment relationships and other matters. Except as described above, we do not believe there are any pending or threatened legal proceedings that will have a material impact on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

On November 15, 2005, we held our Annual Meeting of Stockholders at which four proposals were considered. We recommended that the stockholders vote for each of the proposals. The results of each matter considered and voted upon are as follow:

Proposal 1:	To elect Charles J. Abbe a Class II director to our board of directors.
An aggregate of 9,688,075 shares voted in connection with the proposal, 9,657,947 shares voted for the election of Charles J. Abbe as the Class II director and 30,128 shares were withheld.

Proposal 2:	To approve a proposal to amend our Second Amended and Restated Certificate of Incorporation to de-classify the board of directors providing for an annual election of all our directors.
An aggregate of 9,688,075 shares voted in connection with the proposal, 9,676,753 shares voted for the proposal, 10,392 shares voted against the proposal, and 930 shares abstained.

Proposal 3:
         To approve a proposal to amend our Second Amended and Restated Certificate of Incorporation to restrict certain acquisitions of its securities to help assure the preservation of its net operating loss carry-forwards.

An aggregate of 5,929,229 shares voted in connection with the proposal, 5,861,064 shares voted for the proposal, 66,855 shares voted against the proposal, 1,310 shares abstained and there were 3,758,846 broker non-votes.

Proposal 4:	To ratify the appointment of Burr, Pilger & Mayer LLP as our independent registered public accounting firm for the 2005 fiscal year.
An aggregate of 9,688,075 shares voted in connection with the proposal, 9,675,470 shares voted for the proposal, 11,285 shares voted against the proposal, and 1,320 shares abstained.

Our remaining directors, Donald Green, Jack L. Howard and Terry R. Gibson, were not up for election at the 2005 Annual Meeting.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock currently trades in the over the counter market and is quoted on the Pink Sheets Electronic Quotation Service under the symbol “COSN.PK.” Our common stock had been traded on the Nasdaq National Market under the symbol COSN from our initial public offering in September 2000 through June 15, 2005, when we were de-listed from the Nasdaq National Market System. There was no public market for our common stock prior to our September 2000 initial public offering.

The following table sets forth the high and low sales price of our common stock in the year ended December 31, 2004 and for the first quarter of fiscal year 2005. Our common stock was de-listed from Nasdaq National Market System on June 15, 2005. For the remainder of fiscal year 2005, the following table sets forth the range of high and low bid information of our common stock. The high and low bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
2005
First quarter	$2.54	$1.94
Second quarter	$2.76	$1.94
Third quarter	$3.15	$1.85
Fourth quarter	$2.85	$2.30
2004
First quarter	$10.33	$6.05
Second quarter	$6.48	$3.98
Third quarter	$4.51	$2.83
Fourth quarter	$3.30	$2.60

Stockholders

According to the records of our transfer agent, at March 15, 2006 we had approximately 230 shareholders of record. The majority of our shares are held in approximately 4,000 customer accounts held by brokers and other institutions on behalf of stockholders.

Dividends

To date, we have not declared or paid any cash dividends on our common stock. Our current policy is to retain future earnings, if any, for use in the operations, and we do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes equity compensation plans approved by stockholders and equity compensation plans that were not approved by the stockholders as of December 31, 2005:

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity compensation plans approved by stockholders	147,175 (2)	$8.37 (2)	2,372,717 (3)
Equity compensation plans not approved by stockholders (4)	---	---	1,000,000

Total	147,175	$8.37	3,372,717

(1)	These numbers exclude share listed under the column heading "Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights."

(2)
Includes 6,300 shares subject to outstanding options under the 1997 Stock Plan, 114,875 shares subject to outstanding options under the 2000 Stock Plan, and 26,000 shares subject to outstanding options under the Director Plan.

(3)
Includes 1,918,455 shares available for future issuance under the 2000 Stock Plan, 22,000 shares available for future issuance under the Director Plan, and 432,262 shares available for future issuance under the Employee Stock Purchase Plan.

(4)
The only equity compensation plan not approved by stockholders is the 2002 Stock Plan (the "2002 Plan"). The board of directors adopted the 2002 Plan in January 2002 to make available for issuance certain shares of our common stock that have been (i) previously issued pursuant to the exercise of stock options granted under the 1997 Plan and (ii) subsequently reacquired by us pursuant to repurchase rights contained in restricted stock purchase agreements or pursuant to optionee defaults on promissory notes issued in connection with the exercise of such options ("Reacquired Shares"). Under the terms of the 1997 Plan and the 2000 Plan, these Reacquired Shares would not otherwise have been available for reissuance. No shares that were not previously issued under the 1997 Plan and subsequently reacquired by us have been or will be reserved for issuance under the 2002 Plan. A maximum of 1,000,000 shares may be reserved for issuance under the 2002 Plan. An aggregate of 335,791 shares were initially reserved for issuance under the 2002 Plan upon its adoption. These shares consisted of Reacquired Shares as of the date of adoption. Additional shares that become Reacquired Shares after the date of adoption of the 2002 Plan, up to a maximum of 664,209 additional shares, will also become available for issuance under the 2002 Plan. The provisions of the 2002 Plan are substantially similar to those of the 2000 Plan, except that the 2002 Plan does not permit the grant of awards to officers or directors and does not permit the grant of Incentive Stock Options. The 2002 Plan provides for the grant of nonstatutory stock options to employees (excluding officers) and consultants. Stock options granted under the 2002 Plan will be at prices not less than the fair value of the common stock at the date of grant. The term of each option, generally 10 years or less, will be determined by CoSine.

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

We have used approximately $220 million of the funds from the initial public offering to fund our operations. We expect to use the remaining net proceeds for general corporate purposes, including funding our operations, our working capital needs and potential acquisitions pursuant to our redeployment strategy. Pending further use of the net proceeds, we have invested them in short-term, interest-bearing, investment-grade securities.

Item 6. Selected Financial Data

The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes. The selected consolidated statements of operations data for the years ended December 31, 2005, 2004 and 2003 and the selected consolidated balance sheet data as of December 31, 2005 and 2004, are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the fiscal years ended prior to December 31, 2003, and the selected consolidated balance sheet data prior to December 31, 2004, are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The historical results presented below are not necessarily indicative of future results.

	Year Ended December 31
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$3,315	$9,675	$14,621	$23,632	$34,293
Cost of revenue	2,049	7,086	6,765	13,807	30,214
Gross profit	1,266	2,589	7,856	9,825	4,079
Operating expenses:
Research and development	103	15,078	21,756	32,396	66,091
Sales and marketing	105	10,052	13,808	28,271	60,000
General and administrative	3,227	6,064	7,226	10,959	23,525
Restructuring and impairment charges	(91)	8,909	336	34,538	8,991
Total operating expenses	3,344	40,103	43,126	106,164	158,607
Loss from operations	(2,078)	(37,514)	(35,270)	(96,339)	(154,528)
Other income (expense):
Interest income	678	489	1,296	3,535	11,086
Interest expense	—	(3)	(224)	(966)	(1,675)
Other	(46)	(276)	(447)	313	(299)
Total other income	632	210	625	2,882	9,112
Loss before income tax provision (credit)	(1,446)	(37,304)	(34,645)	(93,457)	(145,416)
Income tax provision (credit)	(228)	33	287	509	837
Net loss	$(1,218)	$(37,337)	$(34,932)	$(93,966)	$(146,253)
Basic and diluted net loss per common share	$(0.12)	$(3.70)	$(3.57)	$(9.72)	$(15.09)
Shares used in computing basic and diluted net loss per common share	10,094	10,082	9,791	9,670	9,695

Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$23,166	$24,913	$57,752	$101,467	$164,878
Working capital	22,353	23,214	59,705	91,868	163,424
Total assets	23,840	27,823	73,426	119,561	221,203
Working capital loans	—	—	—	131	1,992
Accrued rent	—	—	2,078	2,069	2,556
Long-term capital lease obligations	—	—	—	—	1,905
Other long-term liabilities	—	—	—	—	11
Total stockholders’ equity	22,603	23,364	61,174	93,481	187,065

Quarterly financial information (unaudited):

	2004				2005
	1st Quarter	2nd Quarter	3rd Quarter(1)	4th Quarter (1)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
Revenue	$4,455	$2,568	$1,088	$1,564	$897	$699	$785	$934
Gross profit (loss)	2,958	1,133	(3,353)	1,851	443	310	83	430
Net income (loss)	(7,385)	(9,706)	(14,619)	(5,627)	(878)	(633)	(31)	324
Basic net income (loss) per share	$(0.74)	$(0.96)	$(1.47)	$(0.53)	$(0.09)	$(0.06)	$(0.00)	$0.03
__________

(1)	Includes restructuring and impairment charges of $6.8 million in the third quarter of 2004 and $3.7 million in the fourth quarter of 2004.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our current business consists primarily of a customer support capability for our discontinued products provided by a third party. We intend to continue such support activities through December 31, 2006, depending on customer demand, and to offer our intellectual property for license or sale. We have also adopted a strategy of seeking to enhance stockholder value by pursuing opportunities to redeploy our assets through an acquisition of one or more operating business with existing or prospective taxable earnings that can be offset by use of our net operating loss carry-forwards (“NOLs”).

We were a provider of carrier network equipment products and services until the fourth quarter of fiscal year 2004 during which time we discontinued our product lines, took actions to lay-off most of our employees, terminated contract manufacturing arrangements, contractor and consulting arrangements and various facility leases, and sold, scraped or wrote-off our inventory, property and equipment. In July 2005, we completed a comprehensive review of strategic alternatives, including a sale of the Company, a sale or licensing of intellectual property, a redeployment of our assets into new business ventures, or a winding-up and liquidation of the business and a return of capital. At that time, the board of directors approved the strategy of redeploying our existing resources to identify and acquire one or more new business operations, while continuing to support our existing customers and continuing to offer our intellectual property for license or sale.

DUE TO THE ADOPTION OF OUR REDEPLOYMENT STRATEGY, THE INFORMATION APPEARING BELOW, WHICH RELATES TO PRIOR PERIODS, MAY NOT BE INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR ANY SUBSEQUENT PERIODS. THE YEAR ENDED DECEMBER 31, 2005 PRIMARILY REFLECTS, AND FUTURE PERIODS PRIOR TO A REDEPLOYMENT OF OUR ASSETS ARE EXPECTED TO PRIMARILY REFLECT, GENERAL AND ADMINISTRATIVE EXPENSES AND TRANSACTION EXPENSES ASSOCIATED WITH THE CONTINUING ADMINISTRATION OF THE COMPANY AND ITS EFFORTS TO REDEPLOY ITS ASSETS.

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

Revenue Recognition

Historically, prior to discontinuing our products, most of our sales were generated from complex arrangements. Recognizing revenue in these arrangements required our making significant judgments, particularly in the areas of customer acceptance and collectibility.

Certain of our historic product sales arrangements required formal acceptance by our customers. In such cases, we did not recognize revenue until we received formal notification of acceptance. Although we worked closely with our customers to help them achieve satisfaction with our products prior to and after acceptance, the timing of customer acceptance could greatly affect the timing of the recognition of our revenue.

While the end user of our product was normally a large network service provider, we also sold product and services through small resellers and to small network service providers in Asia, Europe and North America. To recognize revenue before we receive payment, we were required to assess that collection from the customer was probable. If we could not satisfy ourselves that collection is probable, we deferred revenue recognition until we collected payment.

Our current business consists primarily of customer service revenue. We record revenue as earned for customer service revenue, once we satisfy ourselves that collection from the customer is probable. If we cannot satisfy ourselves that collection is probable, we defer revenue recognition until we collected payment.

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

Inventory Valuation

Our inventory was either sold, scrapped or fully written-off at December 31, 2004 and 2005, respectively.

In assessing the value of our inventory, we are required to make judgments about future demand and then compare that demand with current inventory quantities and firm purchase commitments. If our inventories and firm purchase commitments are in excess of forecasted demand, we write down the value of our inventory. Prior to September 30, 2004, we generally used a 12-month forecast to assess future demand. Inventory write-downs are charged to cost of revenue. At September 30, 2004, in connection with our decision to discontinue our products, we recorded a charge of $3.5 million to cost of revenue to write our inventory down to its estimated net realizable value. During 2005, we sold $26,000 of previously written-down inventory. During 2004 we sold $0.7 million of previously written-down inventory. During 2003, we charged $0.2 million of inventory write-downs and $0.1 million of excess purchase commitments to cost of revenue primarily as the result of reduced forecasted demand for certain of our components and we sold $0.9 million of previously written-down inventory.

Long-lived assets

At December 31, 2005 and 2004, respectively, all of our long-lived assets had been either sold, scrapped or fully written-off.

We evaluate the carrying value of long-lived assets, consisting primarily of property, plant and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In assessing the recoverability of long-lived assets, we compare the carrying value of the assets to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, the assets will be written down to their estimated fair value. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based on our weighted average cost of capital or specific appraisal, as appropriate. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of overall market conditions and our participation in the market. Changes in these estimates could have a material adverse effect on the assessment of the long-lived assets such that we may be required to record further asset write-downs in the future. We had no impairment charges in 2005 or 2003. During 2004, we charged $2.3 million to operating expenses as a result of impairments. During 2004, we had a gain of $ 0.9 million with the sale of previously written-down long-lived assets.

Warranties

Prior to discontinuing our products, we provided a basic limited warranty, including repair or replacement of parts, and technical support for our products. The specific terms and conditions of those warranties varied depending on the customer or region in which we did business. We estimated the costs that could be incurred under our basic limited warranty and recorded a liability in the amount of such costs at the time product revenue was recognized. Our warranty obligation is affected by the number of installed units, product failure rates, materials usage and service delivery costs incurred in correcting product failures. Each quarter, we assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. In future periods, if actual product failure rates, materials usage or service delivery costs differ from our estimates, adjustments to cost of revenue may result.

We no longer offer any warranty on product or service sales.

Impact of Equity Issuances on Operating Results

Equity issuances have a material impact on our operating results. The equity issuances that have affected operating results to date include warrants granted to customers and suppliers, stock options granted to employees and consultants, stock issued in lieu of cash compensation to suppliers and re-priced stock options.

Our cost of revenue, operating expenses and interest expense were affected significantly by charges related to warrants and options issued for services. Furthermore, some of our employee stock option transactions have resulted in deferred compensation, which is presented as a reduction of stockholders’ equity on our consolidated balance sheet and was amortized over the vesting period of the applicable options using the graded vesting method.

The deferred compensation and amortization associated with shares and options relating to the following transactions are required to be re-measured at the end of each accounting period, based on the current stock price. The re-measurement at the end of each accounting period will result in unpredictable charges or credits in future periods, depending on future fluctuations in the market prices of our common stock:

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

•
Re-priced stock options: In November 2002, we re-priced 1,091,453 outstanding employee stock options to purchase shares of our common stock with original exercise prices ranging from $5.45 per share to $159.38 per share. These options were re-priced to $5.00 per share, which was higher than the fair market value of the underlying shares on the re-pricing date. In July 2001, we re-priced 722,071 unexercised employee stock options to $15.50 per share, the fair market value of the underlying shares on the re-pricing date. These options had previously been granted at prices ranging from $40.00 to $400.00 per share. Compensation will be re-measured for these options until they are exercised, canceled, or expire. During the year ended December 31, 2005, no stock options re-priced in November 2002 were still outstanding.

Some of the stock options granted to our employees had resulted in deferred compensation as a result of stock options having an exercise price below their estimated fair value. Deferred compensation is presented as a reduction to stockholders’ equity on the consolidated balance sheet and is then amortized using an accelerated method over the vesting period of the applicable options. When an employee terminates, an expense credit is recorded for any amortization that has been previously recorded as an expense in excess of vesting.

In the first quarter of 2004, we began a program whereby we granted employees bonuses in shares of our common stock based on the achievement of certain Company objectives. At the end of each quarter, we determined whether objectives have been achieved and set the total value of the common stock grant. The number of shares to be issued is calculated the following quarter based on the fixed value of the common stock issued, as determined at quarter-end, divided by our stock price on the issuance date. Compensation expense is accrued in full in the quarter in which it is earned. No employee bonuses were earned in the second, third or fourth quarters of 2004 or in any quarter of 2005 as the quarterly objectives were not met.

In the second quarter of 2004, we issued to a reseller a warrant to acquire 254,489 shares of our common stock at an exercise price of $4.65 per share. The warrant has a two-year term beginning May 28, 2004 and vests ratably over the term. If during the two-year term (1) any person or entity acquires a greater than 50% interest in us or the ownership or control of more than 50% of our voting stock or (2) we sell substantially all of our intellectual property assets, the warrant becomes exercisable. Even if the reseller does not immediately exercise the warrant upon the occurrence of such an event that makes the warrant exercisable (a “trigger event”), the reseller shall be entitled to securities, cash and property to which it would have been entitled to upon the consummation of the trigger event, less the aggregate price applicable to the warrant. We calculated the fair value of the warrant to be approximately $487,000 using the Black-Scholes option pricing model, using a volatility factor of .97, a risk-free interest rate of 2.5%, and an expected life of two years. The fair value of the warrant was being amortized over the two-year expected life of the warrant. During the year ended December 31, 2005, we amortized $339,000 to cost of revenue. During the year ended December 31, 2004, we amortized $6,000 to cost of revenue and $42,000 to general and administrative expenses.

RESULTS OF OPERATIONS

Revenue

In 2003 and 2004, the majority of our revenue was recognized from the sale of our IP Service Delivery Platform and subsequent service support arrangements. In 2005, our revenues were earned primarily from our customer service contracts. We recognize product revenue at the time of shipment or delivery (depending on shipping terms), assuming that persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collection is probable, unless we have future obligations for installation or require customer acceptance, in which case revenue is deferred until these obligations are met. Our product incorporates software that is not incidental to the related hardware and, accordingly, we recognize revenue in accordance with the American Institute of Certified Public Accountants issued Statement of Position 97-2 “Software Revenue Recognition.” For arrangements that include the delivery of multiple elements, the revenue is allocated to the various products based on “vendor-specific objective evidence” (VSOE) of fair value. We establish VSOE based on either the price charged for the product when the same product is sold separately or for products not yet sold separately, based on the list prices of such products individually established by management with the relevant authority to do so.

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

Amounts billed in excess of revenue recognized are included as deferred revenue in the accompanying consolidated balance sheets.

Revenue from customers by geographic region for the years ended December 31, 2005, 2004 and 2003 was as follows, in thousands:

	2005	%	2004	%	2003	%
North America	$1,901	57%	$3,364	35%	$6,808	47%
Asia/Pacific	617	19	3,258	34	5,137	35
Europe	797	24	3,053	31	2,676	18
Total revenue	$3,315	100%	$9,675	100%	$14,621	100%

Hardware, software and service revenue for the years ended December 31, 2005, 2004 and 2003 was as follows, in thousands:

	2005	%	2004	%	2003	%
Hardware	$26	1%	$6,316	65%	$11,352	78%
Software	190	6	608	6	451	3
Services	3,099	93	2,751	29	2,818	19

Total revenue	$3,315	100%	$9,675	100%	$14,621	100%

In 2005, our revenues were earned primarily from our customer service contracts. Hardware revenue consisted of a $26,000 sale of previously written-down equipment and software revenue consisted of $190,000 for sales of nonexclusive software licenses. Our customers have purchased service contracts for their installed systems while they plan and execute their transition from our networking systems to other suppliers. This transition is expected to continue into 2006, depending on individual customer plans, at which time we will likely cease customer support operations.

At December 31, 2005, our business consists of a customer support operation, provided by a third party contractor. These services are being offered to our existing customers through December 31, 2006, depending on customer demand. As such, we expect our revenues to decline significantly during 2006 as our customers make other arrangements to service and support their equipment or decide to remove or replace their CoSine equipment. See "Outlook" section on page 23 and "Risk Factors" section on pages 4 to 8.

In 2004, product shipments declined compared to 2003. The decline was noted in all regions and was due to completion of expansion projects for certain customers in Japan and North America and no significant new customer wins or expansions by existing customers, partially offset by over $700,000 in “last time buy” sales in connection with our announced plans to discontinue our products. Service revenue remained relatively constant as existing customers continued to purchase service and support for their installed units. Software revenue increased over 2003 due to certain customers purchasing new software licenses for their existing installed base.

As of December 31, 2005, 2004 and 2003, we deferred $0.1 million, $0.5 million and $3.5 million, respectively, of revenue from contracts that we immediately invoiced but which provide for subsequent customer acceptance, consulting services and post-contract support services.

Non-Cash Charges and Credits Related to Equity Issuances

We amortized (benefited from) $0.3 million, ($0.8) million and $1.3 million of non-cash charges (credits) related to equity issuances to cost of revenue, operating expenses and interest expense, for the years ended December 31, 2005, 2004 and 2003, respectively.

Below is a reconciliation of non-cash charges related to equity issuances for the years ended December 31, 2005, 2004 and 2003, affecting our cost of revenue, operating expenses and interest expense, in thousands:

	Year ended December 31,
	2005	2004	2003
Amortization of deferred compensation related to stock options granted to employees prior to our initial public offering having an exercise price below fair market value	$—	$92	$1,377
Credits related to the reversal of deferred stock compensation amortization in excess of vesting for terminated employees	—	(1,203)	(956)
Amortization of deferred compensation associated with re-pricing	—	55	797
Charges related to options with accelerated vesting	—	—	1
Issuance of common stock for employee stock bonus	—	228	---
Amortization of charges related to warrants or stock options issued to non-employees in conjunction with lease, debt and reseller agreements	339	48	92
Net non-cash charges related to equity issuances	$339	$(780)	$1,311

    Equity-related charges, which are largely dependent on our quarterly stock price, may cause our expenses to materially fluctuate from quarter-to-quarter and year-to-year.

Cost of Revenue

Cost of revenue includes all costs of producing our sold products, including the costs of outsourced manufacturing, software royalties, shipping, warranties, related manufacturing overhead costs and the costs of providing our service offerings, including personnel engaged in providing maintenance and consulting services to our customers. To the extent that the value of inventory is written down, this will be reflected in cost of revenue. We have also incurred non-cash charges and credits related to equity issuances including amortization of a warrant issued to a reseller in 2004. We have outsourced the majority of our manufacturing and repair operations and customer support capabilities. A significant portion of our cost of revenue consists of payments to our contract manufacturers and third party customer support service provider. Historically, we conducted manufacturing engineering, final assembly, configuration testing and documentation control at our facilities in Redwood City, California.

Cost of revenue for the year ended December 31, 2005 was $2.0 million, or 61.8% of revenue. Cost of revenue included $1.7 million or 93% for the cost of our third party customer support service provider, and $0.3 million or 7% for amortization of a warrant issued to a reseller in 2004.

For the year ended December 31, 2004, cost of revenue was $7.1 million, of which $4.1 million or 58% represented the write-down of inventory, $(0.7) million or (10%) represented sales of previously written-down inventory, $0.4 million or 6% represented costs to terminate contract manufacturing agreements, $2.8 million or 39% represented the material, labor and overhead, warranty and the cost of providing customer support services and $0.5 million, or 7% represented software royalties.

Gross Profit

For the years ended December 31, 2005, 2004 and 2003, gross profit was $1.3 million, or 38% of revenue, $2.6 million or 27% of revenue, and $7.9 million, or 54% of revenue, respectively.

The 11 percentage point increase in gross margin for the year ended December 31, 2005 compared to December 31, 2004 is due to the charges taken in 2004, including the $2.8 million net inventory write-down and the $0.4 million in costs to terminate contract manufacturing agreements. There were no such charges in 2005.

The 27 percentage point decrease gross margin percentage from 2003 to 2004 is primarily the result of the net $2.8 million inventory write-down and the $0.4 million in costs to terminate contract manufacturing agreements, partially offset by lower warranty and manufacturing overhead costs.

Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to contractors and outside service providers, and the costs of laboratory equipment and prototypes related to the design, development and testing of our products. We have also incurred non-cash charges and credits related to equity issuances. We expense our research and development costs as they are incurred. Historically, several components of our research and development effort required significant expenditures, the timing of which caused significant quarterly variability in our expenses. The number of prototypes required to build and test a complex product such as the IP Service Delivery Platform was large, and this building and testing process occurred over a short period of time.

Research and development expenses were $0.1 million, $15.1 and $21.8 million for the years ended December 31, 2005, 2004, and 2003, respectively.

Research and development expense decreased $15.0 million in the year ended December 31, 2005 and by $6.7 million or 31% in the year ended December 31, 2004 due to the September 2004 decision to discontinue development and sale of our products and the termination of our research staff in 2004. The majority of our research and development employees were laid-off in September 2004 while a small team of engineers were retained to support customer transition activities, documentation of our intellectual property, due diligence and technical support for our ongoing review of strategic alternatives and the training of a subcontractor for ongoing customer support programs.

Non-cash credits related to equity issuances were nil and $0.2 million for the years ended December 31, 2005 and 2004, respectively. Non-cash charges related to equity issuances were $0.6 million for the year ended December 31, 2003.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries and related expenses for personnel engaged in sales, marketing and customer evaluations, as well as the costs associated with customer evaluations and trials and other promotional and marketing expenses. Historically, we devote substantial sales and marketing resources to customer evaluations and trials. The complexity of our IP Service Delivery Platform and the networks in which it was installed and integrated often required extensive evaluation periods and trials. These trials were conducted by our customers at customer-designated locations or within our sales laboratories and required support from our highly trained systems engineers and service and support personnel. These evaluations and trials generally took approximately three to 12 months.

Sales and marketing expenses were $0.1 million, $10.1 million, and $13.8 million for the years ended December 31, 2005, 2004, and 2003, respectively.

Sales and marketing expense decreased by $10.0 million in the year ended December 31, 2005 and by $3.8 million or 27% in the year ended December 31, 2004. The decreases are due primarily to our decision in September 2004 to discontinue our products and lay-off all of our employees to conserve cash. The majority of our sales and marketing employees were laid-off in September 2004 while a select team of employees were retained to support customer transition activities, including negotiating transition support plans, last time buys and related matters.

Non-cash credits related to equity issuances were nil and $0.2 million in the years ended December 31, 2005 and 2004, respectively. Non-cash charges related to equity issuances were $0.1 million for the year ended December 31, 2003.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance, legal, accounting and human resources personnel as well as other corporate expenses, including non-cash charges related to equity issuances.

General and administrative expenses were $3.2 million, $6.1 million, and $7.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

General and administrative expense decreased $2.8 million, or 47% and $1.2 million or 16% for the years ended December 31, 2005 and 2004, respectively. The decreases are due primarily to our decision in September 2004 to discontinue our products and lay-off all of our employees to conserve cash. The majority of our general and administrative employees were laid off in October and November of 2004, and substantially all employees were laid-off by December 31, 2004. Our administrative functions are now performed by our chief executive officer and a consultant.

General and administrative non-cash credits related to equity issuances were nil and $0.3 million for the years ended December 31, 2005 and 2004, respectively. General and administrative non-cash charges related to equity issuances were $0.5 million for the year ended December 31, 2003.

Restructuring and Impairment Charges

December 2004 Restructuring

In the quarter ended December 31, 2004, we continued our previously announced restructuring activities initiated in September 2004. Such activities included the termination of the remaining workforce, with a charge of $619,000, termination of a facility lease in Redwood City for a net charge of $2,522,000 and the termination of an office in Japan for a net charge of $396,000. The Redwood City lease termination included a cash payment of $3,763,000, forfeiture of a $420,000 lease deposit, the write-off of $388,000 unamortized value of warrants issued in connection with the original execution of the lease, net of accrued rent of $2,049,000. In addition, we accrued $1,037,000 for the termination of non-cancelable software license agreements, as the licenses were not expected to be used in the ongoing operations.

Activity related to the December 2004 restructuring is as follows (in thousands):

	Worldwide Workforce Reduction	Lease Terminations	Software License Terminations	Total
December 2004 restructuring charges	$619	$2,918	$1,037	$4,574
Cash payments	(66)	(3,900)	—	(3,966)
Write-offs	—	982	—	982
Provision balance at December 31, 2004	553	—	1,037	1,590
Cash payments	(550)	—	(564)	(1,114)
Accrual adjustments	—	—	(23)	(23)
Provision balance at December 31, 2005	$3	$—	$450	$453

September 2004 Restructuring

In September 2004, we announced actions to terminate most of our workforce, retaining a limited team of employees to provide customer support and handle matters related to the ongoing exploration of strategic alternatives. The specific actions include workforce reductions, with a charge of $2,872,000, announced discontinuance of our products, with a related charge to cost of sales of $3,466,000 to write inventory down to net realizable value and a $75,000 charge for unrecoverable royalties, and termination of third party manufacturing agreements, with a charge of $375,000.

Effective September 23, 2004, we approved severance agreements to Stephen Goggiano, our president and chief executive officer, and Terry Gibson, our chief financial officer, covering the period of August 1, 2004 through the earlier of (i) December 31, 2004 or (ii) the termination of their respective employments due to the elimination of their respective jobs if caused by a merger, sale, acquisition, liquidation, dissolution, consolidation or similar corporate transaction, in exchange for their continued service to us as we explored strategic alternatives, including a sale of the Company, a sale or licensing of products, intellectual property, or individual assets or a winding-up and liquidation of the business. In exchange for their continued service during this time period, Mr. Goggiano and Mr. Gibson each received a retention bonus equal to 100% of their base 2004 annual salary payable on or before December 31, 2004. In addition, upon completion of these services, we agreed to pay for the cost of Mr. Goggiano's and Mr. Gibson's family health care coverage for a period of up to 12 months after termination of their respective employment. These amounts were accrued in the December 31, 2004 restructuring. The termination payments were paid in January 2005 and the health care payments were made in 2005.

Activity related to the September 2004 restructuring is as follows (in thousands):

	Worldwide Workforce Reduction	Write-down of Inventory and Prepaid Royalty	Manufacturing Agreement Termination	Total

September 2004 restructuring charges	$2,872	$3,541	$375	$6,788
Cash payments	(2,448)	—	(278)	(2,726)
Write offs	—	(3,541)	(97)	(3,638)
Provision balance at December 31, 2004	424	—	—	424
Cash payments	(424)	—	—	(424)
Provision balance at December 31, 2005	$—	$—	$—	$—

May and March 2003 Restructuring

In May and March 2003, our senior management communicated reductions in our workforce related to employees in our European region and the closure of a sales office in the Asia/Pacific Rim region. The employees were notified in May and March 2003 that their job functions would be eliminated and that termination benefits would be paid to them. As a result of the workforce reduction, five employees were designated for termination. The restructuring programs were an extension of the October 2002 restructuring, which was implemented to reduce operating expenses and conserve cash.

Activity related to the May and March 2003 restructurings for the year ended December 31, 2003 was as follows, (in thousands):

	Worldwide Workforce Reduction	Lease Termination and Other	Total

Charges	$277	$17	$294
Cash payments	(284)	(12)	(296)
Non-cash items	(20)	(4)	(24)
Accrual adjustment	75	(1)	74
Provision balance at December 31, 2003	48	—	48
Cash payments	(38)	—	(38)
Accrual adjustment	(10)	—	(10)
Provision balance at December 3, 2004	$—	$—	$—

Impairment of Long-lived Assets

2004 Impairment

As a result of our assessment of our business, we concluded that indicators of impairment of our long-lived assets were present at June 30, 2004 and at September 30, 2004. Such indicators included ongoing operating losses, inability to achieve sustainable revenue growth, including our failure to attract new customers, and our decision to evaluate strategic alternatives. Accordingly, we performed an impairment test of the carrying value of our long-lived assets, consisting primarily of property and equipment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Based on an undiscounted cash flow analysis, the cash flows expected to be generated by our long-lived assets during their estimated remaining useful lives were not sufficient to recover the net book value of the assets. Consequently, we obtained a valuation report outlining the estimated fair value of the assets, based on quoted market prices, from an independent appraiser and recorded an impairment charge of $2.3 million to write down the carrying value of our long-lived assets held for use to their fair values in the second quarter of 2004. At September 30, 2004, we obtained competitive bids from qualified prospective purchasers to determine the fair values of long-lived assets. The fair values, as indicated by competitive bids, exceeded the net book value of the long-lived assets at September 30, 2004, accordingly no adjustment was made in the third quarter of 2004. During 2005 and 2004, we had gains of $0.1 million and $0.9 million, respectively, from sales of previously written-down long-lived assets. At December 31, 2005 and 2004, we had sold, scrapped or written-off all of our long-lived assets.

Interest Income and Other Expense

For the year ended December 31, 2005, interest income was $0.7 million as compared to $0.5 million in the year ended December 31, 2004. The increase is due to higher interest rates in 2005, partially offset by lower average cash balances. For the year ended December 31, 2004, interest income and other income (expense) was $0.2 million, a decrease of $0.4 million when compared with the year ended December 31, 2003. The decrease from 2003 to 2004 is due to decreased interest income due to lower levels of cash and short-term investments and lower interest rates on invested amounts.

Interest Expense

For the years ended December 31, 2005 and 2004, respectively, interest expense was nil, as compared to $0.2 million for the year ended December 31, 2003. The decrease from 2003 is due to repayment on the equipment loans and capital leases in 2003.

Income Tax Provision (Benefit)

Provisions (benefits) for income taxes of ($0.2 million), $33,000, and $0.3 million for the years ended December 31, 2005, 2004 and 2003, respectively, were comprised entirely of foreign corporate income taxes, which are a function of our operations in subsidiaries in various countries. The provision (benefit) for income taxes is based on income taxes on minimum profits the foreign operations generated for services they provided to us. The $0.2 million credit in 2005 relates to the liquidation of several of the foreign subsidiaries, and completion of the related tax settlements.

We have not recognized any benefit from the future use of net operating loss carry-forwards for these periods, or for any other periods, since our incorporation. We are not recognizing the potential tax benefits of our net operating loss carry-forwards because we do not have sufficient evidence that we will generate adequate profits to use them.

Use of the net operating loss and tax credit carry-forwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carry-forwards before utilization.

LIQUIDITY AND CAPITAL RESOURCES

Currently, we are not generating sufficient revenue to fund our operations. We expect our operating losses and net operating cash outflows to continue and do not expect to sustain our revenue.

Our current business consists primarily of a customer support capability for our discontinued products provided by a third party. We intend to continue such support activities through December 31, 2006, depending on customer demand, and to offer our intellectual property for license or sale. In March 2006, we signed an agreement to sell the rights to our patent portfolio for cash consideration of $180,000 (see Note 9 to the Consolidated Financial Statements). We have also adopted a strategy of seeking to enhance stockholder value by pursuing opportunities to redeploy our assets through an acquisition of one or more operating business with existing or prospective taxable earnings that can be offset by use of our net operating loss carry-forwards. Based on restructuring activities initiated in September 2004 and completed in the quarter ended December 31, 2004, on the significant reduction in cash usage resulting from those restructuring activities, and on the costs to extend customer support activities through December 2006, we believe that we possess sufficient liquidity and capital resources to fund our operations and working capital requirements for at least the next 12 months. However, our restructuring activities and our new redeployment of assets strategy raise substantial doubt as to our ability to continue as a going concern. See “Financial Results and Liquidity” in Note 1 of the Notes to the Consolidated Financial Statements. See “Outlook” on page 23 and “Risk Factors” on pages 4 to 8, which describes are redeployment of assets strategy.

We will continue to prepare our financial statements on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As such, the financial statements do not include any adjustments to reflect possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from any decisions made with respect to an assessment of our strategic alternatives. If at some point we were to decide to pursue alternative plans, we may be required to present the financial statements on a different basis. As an example, if we were to decide to pursue a liquidation and return of capital, it would be appropriate to prepare and present financial statements on the liquidation basis of accounting, whereby assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.

Cash, Cash Equivalents and Short-Term Investments

At December 31, 2005, cash, cash equivalents and short-term investments were $23.2 million. This compares with $24.9 million at December 31, 2004.

Operating Activities

We used $1.8 million in cash for operations for the year ended December 31 2005, a decrease of $31.2 million from the cash used for operations in 2004. The improvement is due to the $36.1 million reduction in our net loss from 2004 to 2005, and reductions in accounts receivable, partially offset by decreases in accrued liabilities as we completed our restructuring activities.

We used $33.0 million in cash for operations for the year ended December 31, 2004, a decrease of $5.4 million from the amount used in 2003. The net loss in the year ended December 31, 2004 included significant non-cash charges, such as a $2.7 million inventory write-down, a $1.4 million property and equipment net impairment charge, and $2.1 million of other non-cash restructuring charges. Working capital changes also contributed to the reduced cash usage, specifically, reductions in accounts receivable, partially offset by reductions in accounts payable and accrued liabilities.

Investing Activities

For the year ended December 31, 2005, investing activities provided $5.0 million in cash, a decrease of $17.3 million from the prior year. The decrease in cash provided was due to reduced investment activity during the year and the significant improvement in our cash usage from operations as compared to the prior year.

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

Financing Activities

We had no financing activities during the year ended December 31, 2005.

For the year ended December 31, 2004, we generated $97,000 from financing activities as compared to a usage of $2.4 million in 2003. The improvement is due to the $3.6 million reduction in equipment and working capital loan and lease payments in 2004 as compared to 2003, partially offset by a $1.2 million reduction in proceeds from sales of common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonable likely to have a current or future material affect.

Contractual Obligations

Our contractual obligations as of December 31, 2005 are as follows (in thousands):

	Total	Due in 2006	Due in 2007 and 2008	Due in 2009 and 2010		Due Thereafter
Operating lease obligations	$6	$6	$—	$	---	$	---
Accrued severance-related restructuring charges	3	3	—		—		—
Software license obligations	450	450	—		—		—
Total	$459	$459	$—			$$

OUTLOOK

Our board of directors, on completion of a comprehensive review of strategic alternatives, approved a plan to redeploy our existing resources to identify and acquire one or more new business operations, while continuing to support our existing customers and continuing to offer our intellectual property for license or sale. Our redeployment strategy will involve the acquisition of one or more operating businesses with existing or prospective taxable earnings that can be offset by use of our net operating loss carry-forwards (“NOLs”). As of this date, no candidate has been identified, and no assurance can be given that we will find suitable candidates, and if we do, that we will be able to utilize our existing NOLs. We will continue to support our existing customers through our transition support programs as we execute our new strategy.

At December 31, 2005, we had $23.2 million in cash and short-term investments. Cash consumption by operations during the year ended December 31, 2005 was $1.8 million. We believe we possess sufficient liquidity and capital resources to fund our operations and working capital requirements for at least the next 12 months.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 153, “Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Non-monetary Transactions,” and replaces it with the exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006, beginning on January 1, 2006. The Company does not expect it to have a material financial statement impact.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement of all share-based payments to employees, including grants of stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. The accounting provisions of SFAS 123(R) were originally effective for all reporting periods beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” in Note 1 to the financial statements for the pro forma net income (loss) and net income (loss) per share amounts, as if the Company had used a fair-value-based method similar to the methods required under SFAS 123(R) to measure compensation expense for employee stock incentive awards.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, providing supplemental implementation guidance for SFAS 123R. In April 2005, the SEC approved a rule that delayed the effective date of SFAS 123(R) to the first annual reporting period beginning after June 15, 2005. Although the Company has not yet determined whether the adoption of SFAS 123(R) will result in amounts that are similar to the current pro forma disclosures under SFAS 123, it is evaluating the requirements under SFAS  123(R) and SAB No. 107 and expects the adoption to have a significant adverse impact on the Company’s consolidated statements of operations and net loss per share. SFAS123(R) will be effective for the Company beginning with the first quarter of 2006.

In May 2005, the FASB issued Statement of Financial Accounting Standards 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this statement will have a material impact on our results of operations or financial condition.

In November 2005, the FASB issued FASB Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The Company is required to adopt FSP FAS 115-1 in the first quarter of fiscal 2006. The Company does not expect the adoption of this statement will have a material impact on our results of operations or financial condition.

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

A sensitivity analysis was performed on our December 31, 2005 investment portfolio based on a modeling technique that measures hypothetical fair market value changes that would result from a parallel shift in the yield curve of plus 100 basis points. Based on this analysis, a hypothetical 100 basis point increase in interest rates would result in a $30,000 decrease in the fair value of our investments in debt securities as of December 31, 2005.

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

REPORT OF BURR, PILGER & MAYER LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CoSine Communications, Inc.

We have audited the accompanying consolidated balance sheets of CoSine Communications, Inc. and Subsidiaries (the “Company”) as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in Item 15(a)(2) as of and for the years ended December 31, 2005 and 2004. The consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CoSine Communications, Inc. and Subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule as of and for the years ended December 31, 2005 and 2004, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company’s actions in September 2004 in connection with its ongoing evaluation of strategic alternatives, to terminate most of its employees and discontinue production activities in an effort to conserve cash raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Burr, Pilger & Mayer LLP

Palo Alto, California
March 14, 2006

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
CoSine Communications, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of CoSine Communications, Inc. for the year ended December 31, 2003. Our audit also included the financial statement schedule for the year ended December 31, 2003 listed in the Index at Item 15(a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of CoSine Communications, Inc. for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information stated therein. The financial statement schedule does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets that may result from the outcome of the uncertainty regarding the Company’s ability to continue as a going concern.

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

/s/  ERNST & YOUNG LLP

San Jose, California
February 6, 2004, except for the second sentence of the first paragraph of Note 1 and the penultimate sentence of the second paragraph of Note 1, as to which the date is February 14, 2005

COSINE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	December 31, 2005	December 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$12,417	$9,203
Short-term investments	10,749	15,710
Accounts receivable:
Trade (net of allowance for doubtful accounts of nil and $90 at December 31, 2005 and 2004, respectively)	96	1,328
Other	209	483
Prepaid expenses and other current assets	119	949
Total current assets	23,590	27,673
Long term deposit and other	250	150
	$23,840	$27,823

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$237	$252
Accrued warranty liability	—	157
Other accrued liabilities	874	3,129
Accrued compensation	—	412
Deferred revenue	126	509
Total current liabilities	1,237	4,459

Commitments and contingencies (Notes 1, 2 and 3)

Stockholders' equity:
Preferred stock, no par value, 3,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized; 10,090,365 and 10,159,790 shares issued and outstanding at December 31, 2005 and 2004, respectively	1	1
Additional paid-in capital	538,947	540,028
Notes receivable from stockholders	—	(1,520)
Accumulated other comprehensive income	632	614
Accumulated deficit	(516,977)	(515,759)
Total stockholders' equity	22,603	23,364
	$23,840	$27,823

See accompanying notes to consolidated financial statements.

COSINE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)

	Year Ended December 31,
	2005		2004	2003
Revenue:
Product		$216	$6,924	$11,803
Service		3,099	2,751	2,818
Total revenue		3,315	9,675	14,621
Cost of revenue (1)		2,049	7,086	6,765
Gross profit		1,266	2,589	7,856
Operating expenses:
Research and development (2)		103	15,078	21,756
Sales and marketing (3)		105	10,052	13,808
General and administrative (4)		3,227	6,064	7,226
Restructuring and impairment charges		(91)	8,909	336
Total operating expenses		3,344	40,103	43,126
Loss from operations		(2,078)	(37,514)	(35,270)
Other income (expense):
Interest income		678	489	1,296
Interest expense (5)		---	(3)	(224)
Other (6)		(46)	(276)	(447)
Total other income (expense)		632	210	625
Loss before income tax provision (benefit)		(1,446)	(37,304)	(34,645)
Income tax provision (benefit)		(228)	33	287
Net loss		$(1,218)	$(37,337)	$(34,932)
Basic and diluted net loss per share	$	(0.12)	$(3.70)	$(3.57)
Shares used in computing basic and diluted net loss per share		10,094	10,082	9,791
__________

(1)	Cost of revenue includes $339 and $65 of non-cash charges and credits related to equity issuances in 2005 and 2004, respectively, and $130 of non-cash charges related to equity issuances in 2003.
(2)
Research and development expenses include no non-cash credits or charges related to equity issuances in 2005, $213 of non-cash credits related to equity issuances in 2004, and $568 of non-cash charges related to equity issuances in 2003.

(3)
Sales and marketing expenses include no non-cash credits or charges related to equity issuances in 2005, $195 of non-cash credits related to equity issuances in 2004, and $124 of non-cash charges related to equity issuances in 2003.

(4)
General and administrative expenses include no non-cash credits or charges related to equity issuances in 2005, $305 of non-cash credits related to equity issuances in 2004 and $459 of non-cash charges related to equity issuances in 2003.

(5)	Interest expense includes nil, nil and $30 of non-cash credits related to equity issuances in 2005, 2004 and 2003, respectively.
(6)	Other includes foreign exchange losses of nil, $236, and $432 in 2005, 2004 and 2003, respectively.

See accompanying notes to consolidated financial statements.

COSINE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Notes Receivable From Stockholders	Accumulated Other Comprehensive Income	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity

Balance at December 31, 2002	9,959,092	$1	$549,243	$(10,531)	$532	$(2,274)	$(443,490)	$93,481
Issuance of common stock in connection With stock options	245,629	—	1,207	—	—	—	—	1,207
Issuance of common stock in connection With the Employee Stock Purchase Plan	57,480	—	231	—	—	—	—	231
Repayment of notes receivable from stockholders	—	—	—	32	—	—	—	32
Repurchase of unvested shares	(85,356)	—	(3,905)	3,840	—	—	—	(65)
Remeasurement of deferred stock-based compensation	—	—	619	—	—	(619)	—	—
Cancellation of options with deferred Stock compensation charges	—	—	(264)	—	—	264	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	2,174	—	2,174
Reversal of amortization in excess of vesting	—	—	(956)	—	—	—	—	(956)
Options with vesting accelerated or exercise deadline extended	—	—	1	—	—	—	—	1
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(34,932)	(34,932)
Unrealized loss on investments, net of tax	—	—	—	—	(315)	—	—	(315)
Translation adjustment, net of tax	—	—	—	—	316	—	—	316
Total comprehensive income (loss)	—	—	—	—	1	—	(34,932)	(34,931)
Balance at December 31, 2003	10,176,845	1	546,176	(6,659)	533	(455)	(478,422)	61,174
Issuance of common stock in connection With stock options	28,804	—	144	—	—	—	—	144
Issuance of common stock in connection with Employee Stock Purchase Plan	23,491	—	82		—	—	—	82
Issuance of common stock for employee stock bonus	43,300	—	228	---	—	—	—	228
Issuance of warrant	—	—	48	—	—	—	—	48
Repurchase of unvested shares	(112,650)	—	(5,139)	5,139	—	—	—	---
Remeasurement of deferred stock-based compensation	—	—	(250)	—	—	250	—	—
Cancellation of options with deferred Stock compensation charges	—	—	(58)	—	—	58	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	147	—	147
Reversal of amortization in excess of vesting	—	—	(1,203)	—	—	—	—	(1,203)
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(37,337)	(37,337)
Unrealized loss on investments, net of tax	—	—	—	—	(42)	—	—	(42)
Translation adjustment, net of tax	—	—	—	—	123	—	—	123
Total comprehensive income (loss)	—	—	—	—	81	—	(37,337)	(37,256)
Balance at December 31, 2004	10,159,790	1	540,028	(1,520)	614	---	(515,759)	23,364
Repurchase of unvested shares	(69,155)	—	(1,520)	1,520	—	—	—	—
Valuation of warrant	—	—	439	—	—	—	—	439
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(1,218)	(1,218)
Unrealized gain on investments, net of tax	—	—	—	—	20	—	—	20
Translation adjustment, net of tax	—	—	—	—	(2)	—	—	(2)
Total comprehensive income ( loss)	—	—	—	—	18	—	(1,218)	(1,200)
Balance at December 31, 2005	10,090,635	$1	$538,947	$—	$632	$—	$(516,977)	$22,603

See accompanying notes to consolidated financial statements.

COSINE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2005	2004	2003
Operating activities:
Net loss	$(1,218)	$(37,337)	$(34,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	1,398	2,715
Allowance for doubtful accounts	(90)	(60)	(113)
Non-cash charges related to inventory write-down	—	2,684	193
Write-down of property and equipment	—	1,427	—
Non-cash restructuring charges	—	2,089	66
Gain on sale of fixed assets	(67)	—	—
Amortization of deferred stock compensation and charges related to vesting acceleration	—	147	2,175
Reversal of amortization in excess of vesting	—	(1,203)	(956)
Amortization of warrants issued for services	339	48	92
Issuance of common stock for employee stock bonus	—	228	—
Other	18	124	(11)
Change in operating assets and liabilities:
Accounts receivable (trade)	1,322	3,694	1,524
Other receivables	274	11	185
Inventory	—	1,319	(841)
Prepaid expenses and other current assets	830	1,644	1,294
Long-term deposits and other assets	—	497	333
Accounts payable	(15)	(1,405)	(836)
Provision for warranty liability	(157)	(307)	(639)
Accrued compensation	(412)	(1,409)	113
Accrued other liabilities	(2,255)	(1,445)	(10,847)
Deferred revenue	(383)	(3,034)	2,099
Accrued rent	—	(2,078)	9
Net cash used in operating activities	(1,814)	(32,968)	(38,377)
Investing activities:
Capital expenditures	—	(1,096)	(2,983)
Proceeds from sale of property and equipment	67	1,171	—
Purchase of short-term investments	(14,089)	(34,466)	(76,849)
Proceeds from sales and maturities of short-term investments	19,050	56,746	131,065
Net cash provided by investing activities	5,028	22,355	51,233
Financing activities:
Principal payments of equipment and working capital loans and capital leases	—	(129)	(3,772)
Proceeds from issuance of common stock, net	—	226	1,438
Proceeds from notes receivable from stockholders	—	—	32
Repurchase of common stock	—	—	(65)
Net cash provided by (used in) financing activities	—	97	(2,367)
Net increase (decrease) in cash and cash equivalents	3,214	(10,516)	10,489
Cash and cash equivalents at the beginning of the period	9,203	19,719	9,230
Cash and cash equivalents at the end of the period	$12,417	$9,203	$19,719
Supplemental information:
Cash paid for interest	$—	$3	$195
Income taxes paid	$7	$41	$110
Cancellation of notes receivable due to repurchase of unvested stock	$1,520	$5,139	$3,840
Net transfer from inventory to property and equipment	$—	$—	$180
Net transfer to property and equipment from inventory	$—	$31	$—

See accompanying notes to consolidated financial statements.

COSINE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Description of Business

CoSine Communications, Inc. ("CoSine" or the "Company," which may be referred to as "we," "us" or "our") was incorporated in California on April 14, 1997 and in August 2000 was reincorporated in the State of Delaware. We were a provider of carrier network equipment products and services until the fourth quarter of fiscal year 2004 during which time we discontinued our product lines, took actions to lay-off most of our employees, terminated contract manufacturing arrangements, contractor and consulting arrangements and various facility leases, and sold, scraped or wrote-off our inventory, property and equipment. As a result of these activities, as of December 31, 2005, our business consisted primarily of a customer support capability for our discontinued products provided by a third party. We intend to continue such support activities through December 31, 2006, depending on customer demand, and to offer our intellectual property for license or sale. We are also continuing to seek to redeploy our existing resources to identify and acquire one or more new business operations with existing or prospective taxable earnings that can be offset by use of our net operating loss carry-forwards ("NOLs").

Liquidity and Redeployment Strategy

The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, at December 31, 2005, we have an accumulated deficit of $517 million and we sustained a net loss during the year ended December 31, 2005 of $1.2 million. As of December 31, 2005, our business consisted primarily of a customer service capability operated under contract by a third party. In July 2004, we announced that we were exploring various strategic alternatives and as a result, we initiated, in September 2004, actions to terminate most of our employees and discontinue production activities in an effort to conserve cash. These actions raised substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects relating to the recoverability and classification of the recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

In July 2005, we completed a comprehensive review of strategic alternatives, including a sale of CoSine, a sale or licensing of intellectual property, a redeployment of our assets into new business ventures, or a winding-up and liquidation of the business and a return of capital. The board of directors approved a plan to redeploy our existing resources to identify and acquire one or more new business operations, while continuing to support our existing customers and continuing to offer our intellectual property for license or sale. Our redeployment strategy involves the acquisition of one or more operating businesses with existing or prospective taxable earnings that can be offset by use of our NOLs.

Basis of Consolidation

The consolidated financial statements include all of the accounts of CoSine and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

As a result of our assessment of our business, we concluded that indicators of impairment of our long-lived assets were present at September 30, 2004 and at June 30, 2004. Such indicators included ongoing operating losses, inability to achieve sustainable revenue growth, including our failure to attract new customers, and our decision to evaluate strategic alternatives. Accordingly, we performed an impairment test of the carrying value of our long-lived assets, consisting primarily of property and equipment in accordance with Statement of Financial Accounting Standard (“SFAS’) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Based on an undiscounted cash flow analysis, the cash flows expected to be generated by our long-lived assets during their estimated remaining useful lives were not sufficient to recover the net book value of the assets. Consequently, we obtained a valuation report outlining the estimated fair value of the assets, based on quoted market prices, from an independent appraiser and recorded an impairment charge of $2.3 million to write down the carrying value of our long-lived assets held for use to their fair values in the second quarter of 2004. At September 30, 2004, we obtained competitive bids from qualified prospective purchasers to determine the fair values of long-lived assets. The fair values, as indicated by competitive bids, exceeded the net book value of the long-lived assets at September 30, 2004, accordingly no adjustment was made in the third quarter of 2004. During 2005 and 2004, we had gains of $0.1 million and $ 0.9 million, respectively, with the sale of previously written-down long-lived assets.

At December 31, 2005 and 2004, respectively, all of our long-lived assets had been either sold, scrapped or fully written-off.

Significant Concentrations

Financial instruments that potentially subject us to concentrations of credit risk primarily consist of cash, cash equivalents and short-term investments. We mitigate investment risk by investing only in government and high quality corporate securities and by limiting the amount of exposure to any one issuer. Deposits held with financial institutions may exceed the amount of insurance provided on such deposits. We are exposed to credit risks in the event of default by these institutions to the extent of the amount recorded on the balance sheet. We have not experienced any material losses on its deposits of cash and cash equivalents.

We rely on one company to provide all our customer support services. If this supplier were unable to satisfy the customer support requirements, we may be unable to meet customer demand.

For the year ended December 31, 2005, we recognized revenue from two customers who accounted for 43% and 15% of total revenue, respectively. At December 31, 2005, we had three customers who accounted for 52%, 28% and 14% of total accounts receivable, respectively. For the year ended December 31, 2004, we had three customers who accounted for 24%, 15% and 14% of revenues, respectively. At December 31, 2004, we had two customers who accounted for 58% and 15%, respectively, of total accounts receivable. We do not require collateral and maintain adequate reserves for potential credit losses.

Guarantees

We may enter into certain types of contracts that require that we indemnify parties against certain third party claims that may arise. These contracts primarily relate to: (i) certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their employment relationship, (ii) contracts under which we may be required to indemnify customers against loss or damage to property or persons as a result of willful or negligent conduct by our employees or sub-contractors, (iii) contracts under which we may be required to indemnify customers against third party claims that our product infringes a patent, copyright or other intellectual property right and (iv) procurement or license agreements under which we may be required to indemnify licensors or vendors for certain claims that may be brought against them arising from our acts or omissions with respect to the supplied products or technology.

Generally, a maximum obligation is not explicitly stated. Because the obligated amounts associated with this type of agreement are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, we have not been obligated to make payments for these obligations, and no liabilities have therefore been recorded for these obligations on our consolidated balance sheets as of December 31, 2005 and 2004.

Cash, Cash Equivalents and Short-Term Investments

We consider all highly liquid investments purchased with original maturities of three months or less from the date of purchase to be cash equivalents. Investments with maturities in excess of three months and less than one year are considered to be short-term investments. We determine the appropriate classification of cash equivalents and investment securities at the time of purchase. We have classified our marketable securities as available-for-sale securities in the accompanying consolidated financial statements. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest income. Interest on securities classified as available-for-sale is also included in interest income. The cost of securities sold is based on the specific identification method.

We invest excess cash in U.S. government and agency securities, debt instruments of financial institutions and corporations, and money market funds with strong credit ratings. We have established guidelines about the diversification of our investments and their maturities.

Short-term investments including cash equivalents and short-term investments, were as follows (in thousands):

	December 31,
	2005	2004
Money market funds	$16,660	$13,593
Corporate obligations	1,575	5,127
Government securities	4,248	4,514
	22,483	23,234
Amounts classified as cash equivalents	(11,734)	(7,524)
	$10,749	$15,710

As of December 31, 2005 and 2004, there were net unrealized losses of $13,000 and $33,000, respectively. All available-for-sale securities have contractual maturities of one year or less.

As of December 31, 2005 and 2004, $150,000 of restricted cash was included in long-term deposits. The amount represents a security deposit for corporate bank credit cards.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to pay their invoices. In order to estimate the appropriate level of this allowance, we analyze historical bad debts, customer concentrations, current customer credit-worthiness, current economic trends and changes in customer payment patterns.

Inventories

In the quarter ended September 30, 2004, we announced that we had discontinued our products and accordingly wrote our inventory down to net realizable value. At December 31, 2005 and 2004, respectively, all inventory had been sold, scrapped or written-off and there was no inventory awaiting customer acceptance.

In assessing the value of inventory prior to the September 2004 decision to discontinue its products, we were required to make judgments as to future demand and then compare that demand with current inventory quantities and firm purchase commitments. If inventories and firm purchase commitments are in excess of forecasted demand, the value of inventory is written down. We generally used a 12-month forecast to assess future demand. Inventory write-downs were charged to cost of revenue. During 2005, we sold $26,000 of previously written-down inventory and no inventory was written-down. During 2004, we sold $700,000 of previously written-down inventory and $4.1 million of inventory was written down. During 2003, we sold $891,000 of previously written-down inventory and $193,000 of inventory was written down.

We periodically reviewed the rates used to determine overhead capitalization applied to inventory.  As a result of restructuring activity and refinements in its business model, we adjusted the overhead absorption rate for raw materials and semi-finished goods downward during the year ended December 31, 2003.  This change in estimate increased cost of revenue by $527,000 for the year ended December 31, 2003.

Property and Equipment

At December 31, 2005 and 2004, respectively, we had sold, scrapped or written-off all of our property and equipment. Property and equipment were depreciated using the straight-line method over the estimated useful lives of the assets (ranging from one to five years).

Warranties

Prior to discontinuing our products in September 2004, we provided a basic limited warranty, including repair or replacement of parts, and technical support. The specific terms and conditions of those warranties varied depending on the customer or region in which we do business. We estimated the costs that could be incurred under its basic limited warranty and recorded a liability in the amount of such costs at the time product revenue is recognized. Our warranty obligation is affected by the number of installed units, product failure rates, materials usage and service delivery costs incurred in correcting product failures. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.

Changes in our warranty liability were as follows (in thousands):

	2005	2004	2003
Beginning balance	$157	$464	$1,103
Warranty charged to cost of revenue	—	6	352
Utilization of warranties	—	(313)	(894)
Changes in estimated liability based on experience	(157)	—	(97)
Ending balance	$—	$157	$464

Stock-Based Compensation

We account for employee and director stock option grants using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations as described in Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation,” (“FIN 44”). The fair value disclosures required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) are included below and in Note 5. SFAS 123 requires the disclosure of pro forma information regarding net loss and net loss per share as if we had accounted for its stock options under the fair value method.

In connection with our initial public offering, the fair value of our common stock was reevaluated and deferred stock compensation for option grants to employees was recorded, representing the difference between the fair value of the common stock for financial reporting purposes and the exercise price of the underlying options. We are also required to remeasure compensation associated with the unvested shares issued upon exercise of unvested employee stock options for full recourse promissory notes that were subsequently converted to non-recourse obligations. The amount of deferred stock-based compensation is amortized over the vesting period of the individual options, using the graded vesting method.

In November 2002, we repriced 1,091,453 outstanding employee stock options to purchase shares of our common stock with original exercise prices ranging from $5.45 per share to $159.38 per share. These options were repriced to $5.00 per share, which was above the fair market value of the underlying shares on the repricing date. We recorded deferred stock compensation and compensation charges in connection with these repriced options, as the price of our stock was higher than the repriced amount at December 31, 2002 and during certain quarters of 2003. In July 2001, we repriced 722,071 unexercised employee stock options to $15.50 per share, the fair market value of the underlying shares on the repricing date. These options had previously been granted at prices ranging from $40.00 to $400.00 per share (See Note 5). Compensation associated with re-priced options was remeasured until the options were exercised, canceled or expired.

Stock options granted to non-employees are accounted for in accordance with SFAS 123 and the Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services” (“EITF No. 96-18”), which requires the value of such options to be periodically remeasured as they vest over a performance period. The fair value of such options is determined using the Black-Scholes option pricing model.

Pro Forma Information

We have elected to continue to follow APB 25 to account for employee stock options because the alternative fair value method of accounting prescribed by SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant.

The following table illustrates the effect on our net loss and net loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	2005	2004	2003
Net loss, as reported	$(1,218)	$(37,337)	$(34,932)
Add: Stock-based employee compensation expense included in reported net loss	----	147	2,175
Deduct: Reversal of amortization in excess of vesting	----	(1,203)	(956)
Deduct: Stock-based employee compensation expense determined under fair value method for all stock option grants (SFAS 123 expense)	(43)	(173)	(2,556)
Pro forma net loss	$(1,261)	$(38,566)	$(36,269)

Basic and diluted net loss per share, as reported	$(0.12)	$(3.70)	$(3.57)
Pro forma basic and diluted net loss per share	$(0.12)	$(3.83)	$(3.70)

The fair value of our options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Year Ended December 31,	Fiscal Year Ended December 31,	Fiscal Year Ended December 31,
	2005	2004	2003
Weighted average fair value of shares granted	$1.07	$4.41	$3.23
Dividend yield	0.0%	0.0%	0.0%
Volatility	0.47	0.95	0.82
Risk free interest rate	4.2%	2.6%	2.2%
Expected life	4 years	4 years	4 years

The estimated weighted average fair value of shares granted under the Employee Stock Purchase Plan in 2004 was $4.09, using a volatility of 0.64, risk-free interest rate of 2% and an expected life of one year. The estimated weighted average fair value of shares granted under the Employee Stock Purchase Plan in 2003 was $2.22, using a volatility of 0.47, risk-free interest rate of 1.3% and an expected life of one year. The Employee Stock Purchase Plan was inactive in 2005.

Revenue Recognition

In 2003 and 2004, the majority of our revenue was recognized from the sale of our IP Service Delivery Platform and subsequent service support arrangements. In 2005, our revenues were earned primarily from our customer service contracts. We recognize product revenue at the time of shipment, assuming that persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collection is probable, unless we have future obligations for installation or requires customer acceptance, in which case revenue is deferred until these obligations are met. Our product incorporates software that is not incidental to the related hardware and, accordingly, we recognize revenue in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2 “Software Revenue Recognition.” For arrangements that include the delivery of multiple elements, the revenue is allocated to the various products based on “vendor-specific objective evidence (“VSOE”) of fair value. We establish VSOE based on either the price charged for the product when the same product is sold separately or for products not yet sold separately, based on the list prices of such products individually established by management with the relevant authority to do so.

Revenue from perpetual software licenses is recognized upon shipment or acceptance, if required. Revenue from one-year term licenses is recognized on a straight-line basis over the one-year license term. Post delivery technical support, such as on-site service, phone support, parts and access to software upgrades, when and if available, is provided by us under separate support services agreement. In cases where the support service is sold as part of an arrangement including multiple elements, we allocate revenue to the support service based on the VSOE of the services and recognize it on a straight-line basis over the service period. Revenue from consulting and training services is recognized as the services are provided.

Amounts billed in excess of revenue recognized are included as deferred revenue in the accompanying consolidated balance sheets.

Cost of Revenue

Cost of revenue is comprised primarily of material, labor, overhead, shipping costs, subcontractor costs, warranty costs and inventory write-downs. In addition, cost of revenue includes non-cash charges or credits related to equity issuances.

Research and Development

Research and development expenditures, consisting primarily of materials, labor and overhead costs for the development and testing of prototypes and salaries and related personnel costs associated with independent research, are generally charged to operations as incurred.

Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on our product development process, technological feasibility is established upon the completion of a working model. Through December 31, 2005, capitalizable costs incurred after achieving technological feasibility have not been significant for any development project. Accordingly, we have charged all such costs to research and development expense in the periods they were incurred.

Advertising Expense

Advertising costs are expensed as incurred. For the years ended December 31, 2005, 2004 and 2003, we incurred no expense for advertising.

Net Loss Per Share

Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the periods presented, less the weighted average shares outstanding that are subject to our right of repurchase. Diluted net loss per share would give effect to the dilutive effect of common stock equivalents consisting of stock options and warrants (calculated using the treasury stock method) and convertible preferred stock.

The following table presents the calculation of basic and diluted net loss per share for each year (in thousands, except per share data):

	Year ended December 31
	2005	2004	2003
Net loss	$(1,218)	$(37,337)	$(34,932)
Basic and diluted:
Weighted average shares of common stock outstanding	10,094	10,199	9,999
Less: weighted average shares subject to repurchase	---	117	208
Weighted average shares used in basic and diluted net Loss per share	10,094	10,082	9,791
Basic and diluted net loss per share	$(0.12)	$(3.70)	$(3.57)

During all periods presented, we had stock options and warrants outstanding that could potentially dilute earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. These shares amounted to 436,000, 879,000 and 1,280,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Segment Reporting

We operate in only one segment: IP Service Delivery Platforms. Substantially all of our assets are located in the United States.

Revenues from customers by geographic region for the years ended December 31, 2005, 2004 and 2003 were as follows (in thousands):

Region	Revenue
2005 Europe	$797
Japan	527
South Korea	90
United States	1,901
$3,315
2004 Europe	$3,053
Japan	1,620
South Korea	1,602
Rest of Asia/Pacific	36
United States	3,364
$9,675
2003 Europe	$2,676
Japan	2,957
South Korea	1,717
Rest of Asia/Pacific	463
United States	6,808
$14,621

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Non-monetary Transactions,” and replaces it with the exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006, beginning on January 1, 2006. The Company does not expect it to have a material financial statement impact.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement of all share-based payments to employees, including grants of stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. The accounting provisions of SFAS 123(R) were originally effective for all reporting periods beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” above for the pro forma net income (loss) and net income (loss) per share amounts, as if the Company had used a fair-value-based method similar to the methods required under SFAS 123(R) to measure compensation expense for employee stock incentive awards.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, providing supplemental implementation guidance for SFAS 123R.  In April 2005, the SEC approved a rule that delayed the effective date of SFAS 123(R) to the first annual reporting period beginning after June 15, 2005. Although the Company has not yet determined whether the adoption of SFAS 123(R) will result in amounts that are similar to the current pro forma disclosures under SFAS 123, it is evaluating the requirements under SFAS  123(R) and SAB No. 107 and expects the adoption to have a significant adverse impact on the Company’s consolidated statements of operations and net loss per share. SFAS123(R) will be effective for the Company beginning with the first quarter of 2006.

In May 2005, the FASB issued Statement of Financial Accounting Standards 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect that the adoption of this statement will have a material impact on our results of operations or financial condition.

In November 2005, the FASB issued FASB Staff Position FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The Company is required to adopt FSP FAS 115-1 in the first quarter of fiscal 2006. The Company does not expect that the adoption of this statement will have a material impact on our results of operations or financial condition.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassification had no effect on total assets or net loss.

2. Leases

We lease our facilities under operating leases, with terms ranging to May 2006. Future minimum payments for all operating leases were $6,000 at December 31, 2005.

Rent expense was $83,000, $2,748,000 and $3,126,000 for the years ended December 31, 2005, 2004 and 2003, respectively, and is calculated on a straight-line basis.

3. Commitments and Contingencies

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

On January 18, 2005, we, along with our officers and directors, were named as defendants in a securities class action lawsuit filed in San Mateo County Superior Court. The suit requested that the acquisition of us by Tut Systems, Inc be enjoined due to alleged self-dealing and breach of fiduciary duties by our officers and directors. The suit was dismissed in May 2005 at the request of the plaintiffs.

In the ordinary course of business, we are involved in legal proceedings involving contractual obligations, employment relationships and other matters. Except as described above, we do not believe there are any pending or threatened legal proceedings that will have a material impact on our consolidated financial position or results of operations.

4. 401(k) Plan

We have a defined contribution benefit plan established under the provisions of Section 401(k) of the Internal Revenue Code. All employees may elect to contribute up to 20% of their compensation to the plan through salary deferrals, subject to IRS limits. We may contribute a discretionary matching contribution. Since inception we have made no matching contributions to the plan.

5. Stockholders’ Equity

Common Stock

We have authorized shares of common stock for future issuance at each year end as follows (in thousands):

	2005	2004
Stock options:
Options outstanding	147	590
Available for future grants	2,940	2,487

Warrants outstanding	289	289
	3,229	3,366

1997 Stock Option Plan

In October 1997, the board of directors adopted the 1997 Stock Plan (“1997 Plan”) for issuance of common stock and grants of options for common stock to employees, consultants and directors. Incentive stock options granted under the plan were at prices not less than the fair value of stock at the date of grant, except in the case of a sale to a person who owned stock representing more than 10% of all the voting power of all classes of our stock, in which case the purchase price was 110% of the fair market value of the common stock on the date of grant. Nonstatutory stock options granted under the 1997 Plan were at prices not less than 85% of the fair value of stock at the date of grant, except in the case of a sale to a person who owned stock representing more than 10% of all the voting power of all classes of stock of CoSine, in which case the purchase price was be 110% of the fair market value of the common stock on the date of grant. Options granted under the 1997 Plan generally vested over four years at a rate of 25% one year from the grant date and ratably monthly thereafter and were to expire 10 years after the grant, or earlier upon termination. Options could be granted with different vesting terms.

The 1997 Plan also allowed for the exercise of options before vesting and the related issuance of restricted stock was subject to right of repurchase by CoSine. The rights of repurchase generally lapsed at the rate noted above. At December 31, 2004, all repurchase rights had lapsed. During 2005 and 2004, employees defaulted on notes receivable in the amounts of $1,520,000 and $5,139,000, respectively, secured by 69,155 shares and 112,650 shares of common stock, respectively. The shares were returned to us.

Effective upon the initial public offering, the 1997 Plan was terminated and the shares reserved and unissued under the 1997 Plan were reserved for issuance under the 2000 Plan.

2000 Stock Option Plan

In May 2000, the board of directors adopted the 2000 Stock Plan (“2000 Plan”). The 2000 Plan was approved by our shareholders before the completion of the initial public offering. The 2000 Plan provides for the grant of incentive stock options to employees, and for the grant of nonstatutory stock options and stock purchase rights to employees, directors and consultants. Incentive stock options granted under the 2000 Plan will be at prices not less than the fair value of the common stock at the date of grant. The term of each option will be determined by the administrator of the plan, generally 10 years or less.

We have authorized 2,215,779 shares of common stock for issuance under the 2000 Plan. At December 31, 2005 and 2004, a total of 1,918,455 and 1,588,741 shares were available for future options grants under the 2000 Plan, respectively.

2002 Stock Option Plan

In January 2002, the board of directors adopted the 2002 Stock Plan (“2002 Plan”). The purpose of the 2002 Plan is to make available for issuance certain shares of common stock that have been (i) previously issued pursuant to the exercise of stock options granted under the 1997 Plan and (ii) subsequently reacquired by us pursuant to repurchase rights contained in restricted stock purchase agreements or pursuant to optionee defaults on promissory notes issued in connection with the exercise of such options (“Reacquired Shares”). Under the terms of the 1997 Plan and the 2000 Plan, these Reacquired Shares would not otherwise have been available for reissuance. Only shares that were previously issued under the 1997 Plan and subsequently reacquired by us have been or will be reserved for issuance under the 2002 Plan.

We have authorized up to a maximum of 1,000,000 shares of common stock for issuance of Reacquired Shares under the 2002 Plan. At December 31, 2005, there were an aggregate of 1,037,107 Reacquired Shares under the 2002 Plan. At December 31, 2005 and 2004, a total of 1,000,000 and 873,986 shares were available for future options grants under the 2002 Plan, respectively.

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

2000 Director Option Plan

In May 2000, the board of directors adopted the 2000 Director Option Plan (“Director’s Plan”), which was effective upon the closing of the initial public offering. At December 31, 2005, and 2004, a total of 48,000 shares of common stock have been authorized for issuance under the Director’s Plan. At December 31, 2005 and 2004, a total of 22,000 and 24,000 shares, respectively, were available for future options grants under the Director’s Plan.

The Director’s Plan will automatically grant an option to purchase 8,000 shares of common stock to each non-employee director when he or she is first elected to our board of directors following the initial public offering. The Director’s Plan also provided that each non-employee director who had been a member of the board of directors for at least six months before the date of each annual stockholders’ meeting would receive an automatic annual grant of options to acquire 2,000 shares of common stock.

The options have an exercise price per share equal to the fair market value of common stock at the date of grant and have a term of 10 years. Initial options vest and become exercisable in four equal annual increments immediately following the date of grant. Later additional options granted vest and become exercisable on the fourth anniversary of the date of grant.

Summary Stock Option Plan Activity

Stock activity under the Stock Option Plans was as follows (in thousands, except per share data):

		Options Outstanding
	Shares Available for Grant	Shares	Weighted-Average Price Per Share
Balance as of December 31, 2002	1,856	1,298	$9.18
Repurchased	85	—	—
Granted	(695)	695	5.42
Exercised	—	(246)	4.93
Canceled	501	(501)	11.45
Balance as of December 31, 2003	1,747	1,246	7.01
Repurchased	113	—	—
Granted	(86)	86	6.67
Exercised	—	(29)	5.00
Canceled	713	(713)	5.50
Balance as of December 31, 2004	2,487	590	8.88
Repurchased	10	—
Granted	(112)	112	2.56
Canceled	555	(555)	7.72
Balance as of December 31, 2005	2,940	147	$8.37

The following table summarizes information concerning options outstanding and exercisable at December 31, 2005 (in thousands, except per share data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Of Shares	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Of Shares	Weighted-Average Exercise Price
$2.15-2.60	112	9.8	$2.56	50	$2.60
5.20	4	7.4	5.20	-	-
6.96	15	7.8	6.96	9	6.96
8.80	4	6.4	8.80	-	-
22.30	6	5.5	22.30	6	22.30
40.00-120.00	6	4.6	103.50	6	103.49
$4.00-120.00	147	9.0	$8.37	71	$13.69

Exercisable options at December 31, 2004 and 2003 were 590,000 shares and 494,000 shares, respectively, at weighted average exercise prices of $9.87 and $9.05, respectively.

2000 Employee Stock Purchase Plan

In May 2000, the board of directors adopted the 2000 Employee Stock Purchase Plan (“Purchase Plan”), which was effective upon the closing of the initial public offering. The Purchase Plan qualifies under the provisions of section 423 of the 1986 Internal Revenue Code of the United States. A total of 654,185 shares were authorized for issuance under the Purchase Plan. Under the terms of the Purchase Plan, employees could contribute through payroll deductions up to 10% of their compensation to purchase shares at a price equal to 85% of the lower of the fair market value of the common stock at the beginning of the offering period or at the end of the offering period. There was no activity in the Purchase Plan for 2005 and the Purchase Plan was cancelled in 2005.

Stock-Based Compensation

During the year ended December 31, 2000, we issued stock options to employees with exercise prices that we believed represented the fair value of the stock. In March 2000, after we began the initial public offering process, we reevaluated the fair value of our common stock. In connection with the reevaluation, we recorded deferred stock compensation for these stock option grants of $81,029,000 in the year ended December 31, 2000, representing the difference between the fair value of the common stock for financial reporting purposes and the exercise price of the underlying options. This amount was recorded as a reduction of stockholders’ equity and was being amortized over the vesting period of the individual options, generally four years, using the graded vesting method. We recorded amortization of deferred stock compensation of nil, $92,000, and $1,377,000 for the years ended December 31, 2005, 2004 and 2003, respectively. When an employee terminates, an expense credit is recorded for any amortization that has been previously recorded as an expense in excess of vesting. For the years ended December 31, 2005, 2004 and 2003, credits of nil, $143,000, and $956,000, respectively, were recorded to reverse deferred stock compensation amortization in excess of vesting. In 2004 and 2003, we additionally recorded a reversal of deferred stock compensation of $13,000 and $196,000, respectively, due to employee terminations.

During the year ended December 31, 2000, we granted common stock options to non-employees at exercise prices that range from $40.00 to $95.00 per share for services provided to us. These options are included in the option tables disclosed above. The options generally vest over four years at a rate of 25% one year from the grant date and ratably monthly thereafter and expire 10 years after the grant date. We recognized no expense in 2005, 2004 or 2003 for these transactions. The fair value of these options was periodically re-measured as they vested over the performance period and was estimated using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5%, expected life of 10 years, a dividend yield of zero, and an expected volatility of CoSine’s common stock of 0.6.

During the year ended December 31, 2000, we converted full-recourse promissory notes received from employees upon the early exercise of unvested employee stock options to non-recourse obligations. Accordingly, we are required to re-measure the compensation associated with these shares until the earlier of the note being repaid or defaulted. The result of each re-measurement is deferred compensation expense, which is amortized over the remaining vesting period of the underlying options. In 2005, 2004 and 2003, we recorded no amortization or changes to deferred stock compensation for employee stock options exercised with non-recourse promissory notes.

On November 1, 2002, we re-priced 1,091,453 outstanding employee stock options to purchase shares of our common stock with original exercise prices ranging from $5.45 per share to $159.38 per share. These options were re-priced to $5.00 per share, $1.00 more than the fair market value of the underlying shares on the re-pricing date. Compensation associated with these options were re-measured during the years ended December 31, 2003 and 2004 and the re-priced employee stock options were cancelled during the year ended December 31, 2005 as a result of the termination of all employees. During 2004, we recorded amortization of $55,000, a reversal of deferred compensation of $250,000 due to price decreases and a reversal of deferred compensation of $45,000 due to terminated employees. Also in 2004, we recorded $1,019,000 in reversals of deferred compensation amortization and $41,000 reversal due to amortization in excess of vesting for terminated employees. During 2003, we recorded deferred stock compensation in relation to re-priced stock options amounting to $619,000 and amortization of $797,000, as the price of our stock at December 31, 2003 was higher than the re-priced amount. In 2003, we additionally recorded a reversal of deferred stock compensation of $68,000 due to employee terminations.

On July 10, 2001, we re-priced 722,071 outstanding employee stock options to purchase shares of our common stock with original exercise prices ranging from $40.00 per share to $400.00 per share. These options were re-priced to $15.50 per share, the fair market value of the underlying shares on the re-pricing date. Compensation associated with these options was re-measured until they were exercised, canceled, or expired. During the years ended December 31, 2005, 2004 and 2003, we did not record any deferred stock compensation in connection with these re-priced options, as the price of our stock was not higher than the re-priced amount at any quarter-end during those periods

Warrants

During the period from August 1998 to April 2000, we issued warrants to purchase common stock to various consultants, lessors, lenders, service providers and customers. The warrants had a variable measurement date and, accordingly, were periodically revalued based on the guidance of EITF No. 96-18. The fair value of these warrants has been amortized over the expected life of the warrants. Except for the warrants discussed below, all warrants were fully amortized as of December 31, 2005 and will no longer affect our financial statements.

In August 1998, in connection with a facilities lease arrangement, we issued warrants to purchase 15,792 shares of series A preferred stock. The warrants were exercisable at any time at no cost to the holder and expired on the earlier of five years following the issue date or a corporate reorganization. The warrants had a variable measurement date and accordingly they were periodically revalued based on the guidance of EITF No. 96-18. The warrants vested over a period of one year and their fair value was calculated to be $767,000 at December 31, 1999 using the Black-Scholes option pricing model, utilizing a volatility factor of 0.6, risk-free interest rate of 5%, and an initial expected life of five years. The fair value of the warrants was being amortized over the term of the lease. These warrants were exercised in June 2000 and converted into 63,642 shares of common stock upon the completion of the initial public offering in September of 2000. The facilities lease was terminated in December 2004, accordingly, the $388,000 unamortized balance of the warrants was charged to restructuring costs in 2004.

In the second quarter of 2004, we issued to a reseller a warrant to acquire 254,489 shares of our stock at an exercise price of $4.65 per share. The warrant has a two-year term beginning May 28, 2004 and vests ratably over the term. If during the two-year term (1) any person or entity acquires a greater than 50% interest in CoSine or the ownership or control of more than 50% of the voting stock of CoSine or (2) we sell substantially all of our intellectual property assets, the warrant becomes fully exercisable. Even if the reseller does not immediately exercise the warrant upon the occurrence of such an event that makes the warrant fully exercisable (a “trigger event”), the reseller shall be entitled to securities, cash and property to which it would have been entitled to upon the consummation of the trigger event, less the aggregate price applicable to the warrant. We calculated the fair value of the warrant to be approximately $487,000 using the Black-Scholes valuation method, using a volatility factor of 0.97, a risk-free interest rate of 2.5%, and an expected life of two years. The fair value of the warrant is being amortized over the two-year life of the warrant. During the year ended December 31, 2005, we amortized $339,000 to cost of sales. During the year ended December 31, 2004, we amortized $6,000 to cost of revenue and $42,000 to general and administrative costs.

At December 31, 2005 and 2004, warrants to purchase 288,727 shares of common stock at prices ranging from $4.65 to $80.00 per share were outstanding.

6. Related Parties

During 2005, we, working with Steel Partners II, L.P. (“Steel Partners”), an entity that owns 24% of our common stock, conducted a review or our historical net operating losses and a review of our ownership changes since our inception. The study was initiated to determine the effect, if any, of such ownership changes on the availability of our net operating loss carry-forwards. Steel Partners incurred direct expenses, primarily outside legal fees, in the amount of $40,728 in connection with the study and we have reimbursed them for these costs. At December 31, 2005, there were no amounts due to Steel Partners.

As of December 31, 2004 and 2003, we had non-recourse promissory notes receivable secured by a pledge of our common stock totaling $920,000 and $6,059,000, respectively, from certain of our non-officer employees for the payment of stock option exercises. Yearly interest in the notes ranges from 6.09% to 6.77%. The notes are due and payable at the earliest of 10 years from the date of loan, the date of the employee’s termination or the date the shares are sold. During 2005, 2004 and 2003, non-officer employees defaulted on notes receivable in the amounts of $920,000, $5,139,000 and $3,665,000, respectively, secured by 9,155, 112,650 and 80,981 shares of common stock.

As of December 31, 2004 and 2003, we had non-recourse promissory notes receivable of $600,000 from an officer of ours for the payment of stock option exercises. The note was secured by a pledge of our common stock and had an annual interest rate of 6.77%. The note and accrued but unpaid interest were due and payable during 2008. During 2005, a former officer, whose employment with us was terminated, defaulted on the payment of a non-recourse loan amounting to $600,000, secured by 60,000 shares of common stock. The shares were rescinded. During 2003, one officer, whose employment with us terminated, defaulted on the payment of a non-recourse loan amounting to $175,000, secured by 4,375 shares of common stock.

7. Income Taxes

The provisions (benefits) for income taxes of $(228,000), $33,000, and $287,000 for the years ended December 31, 2005, 2004 and 2003, respectively, are comprised entirely of foreign corporate income taxes. The difference between the provisions for income taxes and the amounts computed by applying the federal statutory income tax rate to the losses before income taxes are explained below (in thousands):

	2005	2004	2003
U.S. federal tax benefit at federal statutory rate	$(353)	$(12,683)	$(11,780)
Loss for which no tax benefit is currently recognizable	125	12,825	11,910
Non-cash charges related to equity issuances	—	(109)	157
Total provision (benefit)	$(228)	$33	$287

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2005	2004
Deferred tax assets (liabilities):
Net operating loss carryforwards	$126,918	$125,976
Equity related charges	(193)	(193)
Tax credit carryforwards	8,435	8,435
Deferred revenue	80	3
Inventory reserve	157	157
Capitalized research and development	6,978	8,170
Capital loss carryforward	29,350	27,789
Accruals and reserves not currently deductible	648	1,358
Total deferred tax assets (liabilities)	172,373	171,695
Valuation allowance	(172,373)	(171,695)
Net deferred tax assets (liabilities)	$—	$—

Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” provides for the recognition of deferred tax assets if realization of the deferred tax assets is more likely than not. Based upon the weight of available evidence, which includes CoSine’s historical operating performance and the reported cumulative net losses in all prior years, CoSine has provided a full valuation allowance against its net deferred tax assets. The valuation allowance increased by $678,000 in 2005 and by $10,483,000 in 2004.

As of December 31, 2005, we had federal net operating loss carryforwards of approximately $340,000,000, which will begin to expire in 2018 if not utilized and state net operating loss carryforwards of approximately $190,000,000, which will begin to expire in 2007 if not utilized. Due to the “change in ownership” provisions of the Internal Revenue Code, the availability of our net operating loss and credit carryforwards may be subject to an annual limitation in future periods. Based on our review of historical “changes of control,” the maximum amount of federal net operating loss carryforwards subject to “change of control” limitations at December 31, 2005 was less than $3.0 million.

As of December 31, 2005 and 2004, we also had federal and state research and development tax credit carryforwards of approximately $7,113,000 and $7,967,000, respectively. The federal tax credit carryforwards will expire at various dates beginning in 2013, if not utilized. The state credits do not expire.

During fiscal 2003, we liquidated a certain subsidiary, resulting in a capital loss carryforward of approximately $73,375,000. These losses may only be offset against future capital gains and will expire in fiscal 2008 if not utilized.

8. Restructuring and Impairment Charges

Restructuring Charges

December 2004 Restructuring

 In the quarter ended December 31, 2004, we continued our previously announced actions to terminate the remainder of our workforce, with a charge of $619,000, terminate the lease of our facilities in Redwood City, California, for a net charge of $2,522,000, representing a cash payment of $3,763,000, forfeiture of a $420,000 lease deposit, plus the write-off of $388,000 unamortized value of warrants issued in connection with the original execution of the lease, net of accrued rent of $2,049,000, and terminated our office lease in Japan for a net charge of $396,000. In addition, we accrued $1,037,000 for the termination of non-cancelable software license agreements, as the licenses were not expected to be used in the ongoing operations.

Activity related to the December 2004 restructuring is as follows (in thousands):

	Worldwide Workforce Reduction	Lease Terminations	Software License Terminations	Total
December 2004 restructuring charges	$619	$2,918	$1,037	$4,574
Cash payments	(66)	(3,900)	—	(3,966)
Write offs	—	982	—	982
Provision balance at December 31, 2004	553	—	1,037	1,590
Cash payments	(550)	—	(564)	(1,114)
Accrual adjustments	—	—	(23)	(23)
Provision balance at December 31, 2005	$3	—	$450	$453

September 2004 Restructuring

In September 2004, we announced actions to terminate most of our workforce, retaining a limited team of employees to provide customer support and handle matters related to the ongoing exploration of strategic alternatives. The specific actions include workforce reductions, with a charge of $2,872,000, announced discontinuance of the CoSine products, with a related charge to cost of sales of $3,466,000 to write inventory down to net realizable value and a $75,000 charge for unrecoverable royalties, and termination of third party manufacturing agreements, with a charge of $375,000.

Effective September 23, 2004, we approved severance agreements to Stephen Goggiano, our president and chief executive officer, and Terry Gibson, our chief financial officer, covering the period of August 1, 2004 through the earlier of (i) December 31, 2004 or (ii) the termination of their respective employments due to the elimination of their respective jobs if caused by a merger, sale, acquisition, liquidation, dissolution, consolidation or similar corporate transaction, in exchange for their continued service to us as we explored strategic alternatives, including a sale of the Company, a sale or licensing of products, intellectual property, or individual assets or a winding-up and liquidation of the business. In exchange for their continued service during this time period, Mr. Goggiano and Mr. Gibson each received a retention bonus equal to 100% of their base 2004 annual salary payable on or before December 31, 2004. In addition, upon completion of these services, we agreed to pay for the cost of Mr. Goggiano's and Mr. Gibson's family health care coverage for a period of up to 12 months after termination of their respective employment. These amounts were accrued in the December 31, 2004 restructuring. The termination payments were paid in January 2005 and the health care payments were made in 2005.

Activity related to the September 2004 restructuring is as follows (in thousands):

	Worldwide Workforce Reduction	Write-down of Inventory and Prepaid royalty	Manufacturing Agreement Termination	Total
September 2004 restructuring charges	$2,872	$3,541	$375	$6,788
Cash payments	(2,448)	—	(278)	(2,726)
Write offs	—	(3,541)	(97)	(3,638)
Provision balance at December 31, 2004	424	—	—	424
Cash payments	(424)	—	—	(424)
Provision balance at December 31, 2005	$—	$—	$—	$—

May and March 2003 Restructuring

In May and March 2003, we communicated additional reductions in our workforce related to employees in our European region and the closure of a sales office in the Asia/Pacific Rim region. The employees were notified in May and March 2003 that their job functions would be eliminated and that termination benefits would be paid to them. As a result of the workforce reduction, five employees were designated for termination.

Activity related to the May and March 2003 restructurings for the year ended December 31, 2003 was as follows, (in thousands):

	Worldwide Workforce Reduction	Lease Termination and Other	Total
Charges	$277	$17	$294
Cash payments	(284)	(12)	(296)
Non-cash items	(20)	(4)	(24)
Accrual adjustment	75	(1)	74
Provision balance at December 31, 2003	48	—	48
Cash payments	(38)	—	(38)
Accrual adjustment	(10)	—	(10)
Provision balance at December 31, 2004	$—	$—	$—

October 2002 Restructuring

In October 2002, we initiated restructuring plan to reduce our worldwide workforce. Employees were notified in October 2002 that certain job functions would be eliminated and that particular termination benefits would be paid to affected employees. As a result of the workforce reduction, 73 employees were designated for termination in the restructuring program. Most of the terminations took place in the fourth quarter of 2002. The employees affected by the workforce reduction were from all functional groups and were located in offices in the United States, Europe and Asia. Amounts related to the worldwide workforce reduction were paid out through September of 2003. In addition, during the first quarter of 2003, we concluded negotiations to settle obligations associated with Redwood City, California leased facilities we exited during 2002 and made a payment of $8,104,000.

Activity related to the October 2002 restructuring for the years ended December 31, 2003 and 2002 was as follows, (in thousands):

	Worldwide Workforce Reduction	Lease Termination and Other	Total
Charges	$1,945	$7,854	$9,799
Cash payments	(1,628)	—	(1,628)
Deposit forfeiture and deferred rent	—	305	305
Provision balance at December 31, 2002	317	8,159	8,476
Cash payments	(310)	(8,112)	(8,422)
Accrual adjustment	(7)	(47)	(54)
Provision balance at December 31, 2003	$—	$—	$—

May 2002 Restructuring

In May 2002, we initiated a restructuring program to reduce our worldwide workforce, close certain sales offices, exit certain facilities and dispose of or abandon certain property and equipment. Employees were notified in May 2002 that certain job functions would be eliminated and that particular termination benefits would be paid to affected employees. As a result of the workforce reduction, 146 employees were designated for termination in the restructuring program. Most of the terminations took place in the second quarter of 2002, with the remainder taking place in the third quarter of 2002. The employees in the workforce reduction were from all functional groups and were located in offices in the United States, Europe and Asia. Amounts related to the worldwide workforce reduction were paid out through December of 2002, and lease commitments and non-cancelable commitments are being paid out over their respective terms through March 2004. We also wrote down certain property and equipment to its expected realizable value as the assets have been either sold, disposed of or otherwise abandoned.

Activity related to the May 2002 restructuring for the years ended December 31, 2004, 2003 and 2002 was as follows, (in thousands):

	Worldwide Workforce Reduction	Write-down of Property and Equipment	Lease commitments and other	Total
Charges	$3,660	$3,248	$2,318	$9,226
Cash payments	(3,660)	—	(1,503)	(5,163)
Non-cash charges	—	(3,248)	-	(3,248)
Provision balance at December 31, 2002	—	—	815	815
Cash payments			(677)	(677)
Non-cash charges	—	—	(42)	(42)
Accrual adjustment	—		22	22
Provision balance at December 31, 2003	—	—	118	118
Cash payments			(153)	(153)
Non-cash charges	—	—	—	—
Accrual adjustment	—	—	35	35
Provision balance at December 31, 2004	$—	$—	$—	$—

Impairment of Long-lived Assets

At December 31, 2005 and 2004, we had sold or scrapped all of our long-lived assets. During 2005 and 2004, we had gains of $0.1 million and $ 0.9 million, respectively, from the sale of previously written-down long-lived assets.

2004 Impairment Charges

At June 30, 2004, we made an assessment of our business and concluded that indicators of impairment were present at June 30, 2004. Such indicators included ongoing operating losses and inability to achieve sustainable revenue growth, including our failure to attract new customers, and our decision to evaluate strategic alternatives. Accordingly, we performed an impairment test of the carrying value of its long-lived assets, consisting primarily of property and equipment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Based on an undiscounted cash flow analysis, the cash flows expected to be generated by our long-lived assets during their estimated remaining useful lives were not sufficient to recover the net book value of the assets. Consequently, we obtained a valuation report outlining the estimated fair value of the assets, based on quoted market prices, from an independent appraiser and recorded an impairment charge of $2.3 million to write down the carrying value of the long-lived assets held for use to their fair values in the second quarter of 2004.

At September 30, 2004, we concluded that indicators of impairment were again present. Such indicators included ongoing operating losses, inability to achieve sustainable revenue growth, and our decision to evaluate strategic alternatives. Accordingly, we performed an impairment test of the carrying value of its long-lived assets, consisting primarily of property and equipment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Based on an undiscounted cash flow analysis, the cash flows expected to be generated by our long-lived assets during their estimated remaining useful lives were not sufficient to recover the net book value of the assets. Consequently, we obtained competitive bids from qualified prospective purchasers to determine fair values. The fair values of the long-lived assets, as indicated by competitive bids, exceeded the net book value of the long-lived assets at September 30, 2004, accordingly, no further impairment adjustment was made in the third quarter of 2004.

9. Subsequent Event

  In March 2006, we signed an agreement to sell the rights to our patent portfolio for cash consideration of $180,000. The agreement includes a royalty-free license allowing us to use the patents in support of our existing customers through January 2008.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On September 14, 2004, we were advised by Ernst & Young LLP (“E&Y”) that it would resign as our independent registered public accounting firm effective upon the filing of our quarterly report on Form 10-Q for the quarter ending September 30, 2004. E&Y resigned on November 15, 2004.

On October 11, 2004, the audit committee of our board of directors engaged Burr, Pilger & Mayer LLP as our new independent registered public accounting firm to provide financial audit services.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    The Securities and Exchange Commission defines the term "disclosure controls and procedures" to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our chief executive officer and chief financial officer has concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, with the participation of our chief executive officer and chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose, except as noted below under "Changes in Internal Controls."

Changes in Internal Controls. In connection with its audit of our consolidated financial statements for the year ended December 31, 2005, Burr, Pilger & Mayer LLP identified significant deficiencies, which represent material weaknesses. The material weaknesses were related to a lack of adequate segregation of duties. In addition, significant audit adjustments and financial statement disclosure changes were needed that were the result of an insufficient quantity of experienced resources involved with the financial reporting and year end closing process resulting from staff reductions associated with our downsizing.

Prior to the issuance of our consolidated financial statements, we completed the needed analyses and our management review such that we can certify that the information contained in our consolidated financial statements for the year ended December 31, 2005, fairly presents, in all material respects, our financial condition and results of operations.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Executive Officer of the Registrant

The name of our executive officer and his age, title and biography as of March 15, 2006 appears below.

Name	Age	Position

Terry R. Gibson	52	President, Chief Executive Officer, Chief Financial Officer and Secretary

Terry R. Gibson has served as our Chief Executive Officer since January 16, 2005 and as our Executive Vice President and Chief Financial Officer since joining us in January 2002. Prior to joining us, Mr. Gibson served as Chief Financial Officer of Calient Networks, Inc. from May 2000 through December 2001. He served as Chief Financial Officer of Ramp Networks, Inc. from March 1999 to May 2000 and as Chief Financial Officer of GaSonics, International from June 1996 through March 1999. He also served as Vice President and Corporate Controller of Lam Research Corporation from February 1991 through June 1996. Mr. Gibson holds a B.S. in Accounting from the University of Santa Clara.

Directors

The names of our directors and their ages, titles and biographies as of March 15, 2006 appear below.

Name	Age	Position
Donald Green	74	Chairman of the Board of Directors
Charles J. Abbe	64	Director
Jack L. Howard	44	Director
Terry R. Gibson	52	Director, President, Chief Executive Officer and Chief Financial Officer

Donald Green, 74, has served as Chairman of our Board of Directors since March 2002 and as a director since June 1999. Mr. Green was a co-founder of Advanced Fibre Communications, Inc., a provider of multi-service access solutions for the telecommunications industry, and served as its Chairman of the Board from May 1999 until his retirement in September 2001, and also served as Chief Executive Officer from May 1992 to May 1999. Mr. Green is a director of Turin Networks, Inc. Mr. Green holds a higher national certificate in electrical engineering from Willesdon Technical College.

Charles J. Abbe, 64, has served as a director of CoSine since August 2000. Until his retirement in June 2001, Mr. Abbe has served as President and Chief Operating Officer of JDS Uniphase Corporation, a designer, developer and manufacturer of fiber optic products, since April 2000, following the merger of Optical Coating Laboratory, Inc. with JDS Uniphase in February of the same year. Mr. Abbe served as Optical Coating Laboratory’s President and Chief Executive Officer from April 1998 to March 2000, as its President from November 1997 to April 1998 and as its Vice President and General Manager for North America and Asia from April 1996 to November 1997. Mr. Abbe currently serves as a director of Cymer, Inc., a semi-conductor equipment company; a director of Xponent, Inc., a manufacturer of fiber optics components; and a director of Nova-Sol, Inc., a defense industry development company. Mr. Abbe holds a B.S. and an M.S. in chemical engineering from Cornell University and an M.B.A. from Stanford University.

Jack L. Howard, 44, has served as a director of CoSine since July 25, 2005, when he was elected to the board of directors to fill the vacancy created by the resignation of R. David Spreng. In 1993, Mr. Howard co-founded Steel Partners II, L.P. where he currently holds representative positions. Since 2004, Mr. Howard has served as a director of BNS Holdings, Corp., a real estate management company. Mr. Howard has served as a director of WebFinancial Corp. (formerly Rose’s Holders Inc.), which owns WebBank Corp., an FDIC insured Industrial Loan Bank, since 1996 and as its Vice President since 1997. In 2005, Mr. Howard began serving as a director of WHX Corporation. Mr. Howard is a Principal of Mutual Securities, Inc., a registered broker-dealer. Mr. Howard holds a B.A. in Finance from the University of Oregon.

Terry R. Gibson has served as a director and Chief Executive Officer of CoSine since January 16, 2005 and as Executive Vice President and Chief Financial Officer since joining CoSine in January 2002. Prior to joining us, Mr. Gibson served as Chief Financial Officer of Calient Networks, Inc. from May 2000 through December 2001. He served as Chief Financial Officer of Ramp Networks, Inc. from March 1999 to May 2000 and as Chief Financial Officer of GaSonics, International from June 1996 through March 1999. He also served as Vice President and Corporate Controller of Lam Research Corporation from February 1991 through June 1996. Mr. Gibson holds a B.S. in Accounting from the University of Santa Clara.

Audit Committee

Our board of directors currently has an Audit Committee, which is composed of Messrs. Green, Abbe and Howard and is chaired by Mr. Green. Our board of directors has determined that Messrs. Green and Abbe are "independent directors" as defined in the applicable Nasdaq listing standards and meet all additional independence requirements set forth in SEC rules for membership on the Audit Committee. Due to Mr. Howard's relationship with Steel Partners II, L.P., our largest stockholder, he is not “independent” as defined in the Nasdaq listing standards. As we are no longer listed on the Nasdaq National Market System, the members of our Audit Committee are not required to be "independent directors."

The Audit Committee oversees our accounting and financial reporting processes and the audit of our financial statements, reviews our internal accounting procedures, appoints, compensates, retains and oversees the independent accountants, reviews and approves all audit and non-audit services performed by the independent accountants, reviews with the independent accountants the scope and results of their annual examination of our consolidated financial statements, and performs the other functions specified in the Audit Committee Charter. The board of directors has determined that Mr. Abbe is an "audit committee financial expert" as defined in SEC rules.

Stockholder Nominations of Directors

There have been no changes in the procedures by which our stockholders may recommend nominees to our board of directors since we described those procedures in our Proxy Statement relating to our 2005 Annual Meeting of Stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10 percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than 10 percent stockholders are required by the regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal years ended December 31, 2005 and 2004 all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with, except that on November 4, 2005, Jack L. Howard filed a Form 3 reporting his appointment to our board of directors on July 25, 2005; on November 17, 2005, Jack L. Howard filed a Form 4 reporting the automatic grant on July 25, 2005 upon becoming a member of our board of directors of a stock option for the purchase of 8,000 shares of our common stock under our 2000 Director Option Plan; and on November 17, 2005, Terry L. Gibson filed a Form 4 reporting the grant on October 6, 2005 upon commencing employment with us of a stock option for the purchase of 100,000 shares of our common stock under our 2000 Stock Option Plan.

Code Of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and controller. Our code of ethics satisfies the requirements set forth in Item 406 of Regulation S-K. We will provide to any person, without charge, a copy of code of ethics upon written requests. Written requests should be submitted to Terry Gibson, Corporate Secretary, 560 S. Winchester Blvd., Suite 500, San Jose, California 95128.

Item 11. Executive Compensation

Executive Compensation

The following table summarizes the total compensation awarded to, earned by, or paid for services rendered to us in all capacities during each of the fiscal years ended December 31, 2005, 2004 and 2003, respectively, by each person who served as an one of our executive officers at any time during fiscal year 2005 (the "Named Executive Officers").

Summary Compensation Table

				Long Term
				Compensation
				Awards
		Annual		Securities
		Compensation		Underlying	All Other
	Fiscal	Salary	Bonus	Options	Compensation
Name and Principal Position	Year	($)	($)	(#)	($)
Stephen Goggiano (1)	2005	$34,531	—	—	$324,454 (3)
Director, President and Chief Executive Officer	2004	300,908	—	—	—
	2003	300,908	—	90,000	—

Terry Gibson (2)	2005	$49,299	—	100,000	$478,774 (4)
Director, President, Chief Executive Officer Executive, Chief Financial Officer and Secretary	2004	265,358	—	—	—
	2003	265,358	—	46,000	—

(1)
Mr. Goggiano served as President and Chief Operating Officer beginning in fiscal year 2001 and was appointed to the board of directors and named Chief Executive Officer on March 3, 2002. Mr. Goggiano passed away on January 14, 2005.

(2)
Mr. Gibson has served as our Chief Financial Officer since January 2002 and as Chief Executive Officer since January 16, 2005 when he assumed the additional duties of President and Chief Executive Officer upon the death of Mr. Goggiano. Mr. Gibson terminated employment on January 3, 2005, while continuing to serve as an officer and a consultant. On October 6, 2005, Mr. Gibson was rehired as an employee, at which time he was granted options to purchase 100,000 shares of our common stock, of which 50,000 shares were immediately exercisable with the balance vesting over the next three years.

(3)
Mr. Goggiano earned a retention bonus in the amount of $300,000 effective on termination of his employment on January 3, 2005, as well as reimbursement of his family health care insurance for 2005, in the amount of $11,954 and payment of consulting fees in the amount of $12,500 for services rendered from January 4, 2005 through his death on January 14, 2005.

(4)
Mr. Gibson earned a retention bonus if the amount of $265,000 effective on termination of his employment on January 3, 2005, as well as reimbursement of his family health care insurance for 2005, in the amount of $10,947 and payment of consulting fees in the amount of $202,827 for services rendered from January 4, 2005 through October 6, 2005 when he was rehired as an employee. Upon rehiring, Mr. Gibson's annual salary was set at $225,000 per year.

Stock Option Grants

The following table provides information relating to stock options awarded to each of the Named Executive Officers during the year ended December 31, 2005.

Stock Option Grants in 2005
	Individual Grants				Potential Realizable Values at Assumed Annual Rates of Stock Price Appreciation for Options Term(1)
	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal 2005	Exercise Price Per Share ($)	Expiration Date	5% ($)	10% ($)
Terry Gibson	100,000(2)	100%	$2.60	10/06/2015	$185,000	$482,000

(1)
Potential realizable value is based on the assumption that our common stock appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration of the ten-year option term. These numbers are calculated based on the requirements of the Securities and Exchange Commission and do not reflect our estimate of future stock price growth. The actual realizable value depends on the market value of the common stock on the exercise date. No gain to the optionee is possible without an increase in the price of our common stock. All assumed values are before taxes and do not include dividends.

(2)
This option was vested and immediately exercisable on the date of grant as to 1/2 of the option shares. The remaining option shares vest over three years with 1/3 of such remaining option shares vesting on each one-year anniversary of the date of grant.

Stock Option Exercises in 2005 and 2005 Year End Values

The following table sets forth certain information regarding the exercise of stock options by the Named Executive Officers during the fiscal year ended December 31, 2005 and stock options held as of December 31, 2005 by the Named Executive Officers.

Aggregate Stock Option Exercises in Last Fiscal Year
and Fiscal Year End Option Values

			Number of Securities Underlying Unexercised Options at December 31,2005		Value of Unexercised In-the-Money Options at December 31, 2005(2)
	Shares Acquired or Exercised	Value Realized(1)	Exercisable	Unexercisable	Exercisable	Unexercisable
	(#)	($)	(#)	(#)	($)	($)

Terry Gibson	—	—	50,000	50,000	-	-

(1) Based on the fair value of the underlying securities on the date of exercise minus the exercise price. Values are stated on a pre-tax basis.

(2) Based on the closing sales price of $ 2.40 of the underlying securities as of December 31, 2005 as reported on the Pink Sheets Electronic Quotation Service minus the exercise price. Values are stated on a pre-tax basis.

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

Each non-employee director who is first appointed or elected after September 26, 2000 (the date of our initial public offering) will automatically receive under our 2000 Director Option Plan an option to acquire 8,000 shares of our common stock. These initial options will vest in four equal annual installments. Under the 2000 Director Option Plan, each non-employee director in office for at least six months before each annual meeting of stockholders will receive an additional option to acquire 2,000 shares of our common stock. These subsequent options will vest on the fourth anniversary of the date of grant. We may also grant directors’ options or restricted stock under our 2000 Stock Plan. Non-employee directors received option grants during 2005 as listed in the table below. The options granted to Messrs. Green and Abbe each vest on the fourth anniversary of the date of grant. The options granted to Mr. Howard vest in four equal annual installments.

Director Name	Date of Grant	Exercise Price	Number of Shares
Charles J. Abbe	November 15, 2005	2.40	2,000
Donald Green	November 15, 2005	2.40	2,000
Jack L. Howard	July 25, 2005	2.15	8,000

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

Compensation Committee Interlocks And Insider Participation

The members of the Compensation Committee of the board of directors during fiscal year 2005, were Donald Green, Charles J. Abbe and R. David Spreng through his resignation in July 2005. On September 29, 2005, the board of directors appointed Jack L. Howard to the Compensation Committee. Mr. Abbe serves as Chairman of the Compensation Committee. During fiscal year 2005, the Compensation Committee was composed solely of non-employee directors. None of these persons is, nor has been at any time since our incorporation, one of our officers or employees or an officer or employee of any of our subsidiaries.

No executive officer of ours has served as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of our board of directors or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management

SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

      The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of March 15, 2006, unless otherwise noted, by: (i) each person or entity who is known by the Company to own beneficially 5% or more of the Company’s outstanding Common Stock; (ii) each director of the Company; (iii) the executive officers named in the Summary Compensation Table set forth in the “Executive Compensation” section of this proxy statement (the “Named Executive Officers”); and (iv) all directors and executive officers of the Company who were serving on the board and/or were in office as of March 15, 2006 as a group.

	Shares of Common Stock
	Beneficially Owned(2)
		Percent of
Name and Address of Beneficial Owner(1)	Number	Class(3)
5% Stockholders
Steel Partners II, L.P. (4)	2,441,384	24.2%
590 Madison Avenue, 32nd Floor
New York, NY 10022
WHX CS Corp. (5)	1,898,337	18.8%
555 Theodore Fremd Avenue
Rye, New York 10580
Empyrean Capital Partners, LP (6)	760,000	7.5%
10250 Constellation Boulevard, Suite 2950
Los Angeles, CA 90667
Dimensional Fund Advisors Inc.(7)	689,253	6.8%
1299 Ocean Avenue
11th Floor
Santa Monica, CA 90401
Directors and Named Executive Officers
Terry Gibson, Director, Chief Executive Officer, Chief Financial Officer and Secretary (8)	50,000	*
Charles J. Abbe, Director(9)	15,750	*
Donald Green, Chairman(10)	38,294	*
Jack L. Howard, Director (11)	170,800	1.7%
Stephen Goggiano(12)	-	-
All directors and current executive officers as a group (4 persons)(13)	274,844	2.7%

*	Less than 1%.

(1)
Unless otherwise indicated, the address for each listed stockholder is c/o CoSine Communications, Inc., 560 South Winchester Blvd. Suite 500, San Jose, CA 95128. Except as otherwise indicated, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)
Beneficial ownership is determined in accordance with the rules promulgated by the Securities and Exchange Commission. Under such rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after March 15, 2006 (or as of May 15, 2006) through the exercise of any stock option or other right. Shares of common stock subject to options that are presently exercisable or exercisable within 60 days after March 15, 2006 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage of any other person.

(3)	Percentage of beneficial ownership is based on 10,090,635 shares of common stock outstanding as of March 15, 2006, adjusted as required by rules promulgated by the Securities and Exchange Commission.
(4)
Steel Partners II, L.P. holds sole voting and investment power over all 2,441,384 shares. Steel Partners, L.C.C. is the general partner of Steel Partners II, L.P. Warren G. Lichtenstein is the sole executive officer and managing member of Steel Partners, L.C.C. and, in such capacity, holds sole voting and investment power over all 2,441,384 shares. Jack L. Howard, a director of the Company, co-founded Steel Partners II, L.P. where he currently holds representative positions. Mr. Howard is also the director and President of JL Howard, Inc. and J Howard, Inc. and, in such capacities, holds sole voting and investment power over 500 shares of the Company stock held by JL Howard, Inc. and 170,300 shares of the Company stock held by J Howard, Inc. The information in this footnote is based upon the Schedule 13D/A filed on March 15, 2006 on behalf of Steel Partners II, L.P., Steel Partners, L.C.C., Mr. Lichtenstein, Mr. Howard, JL Howard, Inc., and J Howard, Inc.

(5)
WHX CS Corp. and WHX Corporation each has sole power to vote and to dispose of the 1,898,337 shares. WHX CS Corp. is a wholly owned subsidiary of WHX Corporation. Steel Partners II, L.P. is a majority stockholder of WHX Corporation. Steel Partners, L.L.C. is the general partner of Steel Partners II, L.P. Warren G. Lichtenstein is the sole executive officer and managing member of Steel Partners, L.L.C. By virtue of the relationship of WHX Corporation to Steel Partners II, L.P., Steel Partners, L.L.C and Mr. Lichtenstein (collectively, the Steel Entities), as more fully described above, WHX CS Corp., WHX Corporation, Steel Partners II, L.P., Steel Partners, L.L.C and Mr. Lichtenstein constitute a "group" for purposes of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended. WHX CS Corp. and WHX Corporation disclaim beneficial ownership of the shares held by Steel Partners II, L.P., Steel Partners, L.L.C and Mr. Lichtenstein, as described in footnote 4 above. Steel Partners II, L.P., Steel Partners, L.L.C and Mr. Lichtenstein each disclaim beneficial ownership of shares held by WHX CS Corp. and WHX Corporation, as described in this footnote 5. The information in this footnote is based upon the Schedule 13D filed on November 1, 2005 and a Form 3 filed on November 2, 2005 on behalf of WHX CS Corp. and WHX Corporation.

(6)
Of the 760,000 shares, 265,208 shares are held directly by Empyrean Capital Fund, LP ("ECF") which has shared voting and investment power over such shares, LP, 444,617 shares are held by Empyrean Capital Overseas Fund, Ltd. ("ECOF") which has shared voting and investment power over such shares and 50,175 shares are held by Empyrean Capital Overseas Benefit Plan Fund, Ltd. ("ECOBPF") which has shared voting and investment power over such shares. Empyrean Capital Partners, LP ("ECP”) is the investment manager for ECF, ECOF and ECOBPF and in such capacity holds shared voting and investment power over all 760,000 shares. Empyrean Capital, LLC is the general partner of ECP and in such capacity holds shared voting and investment power over all 760,000 shares. Empyrean Associates, LLC ("EA") is the general partner of ECF and in such capacity holds shares voting and investment power over 265,208 shares. Amos Meron, Michael Price and Scott Imbach are the managing members of EC and EA and in such capacities share voting and investment power over all 760,000 shares. The information in this footnote is based upon the Schedule 13G filed August 15, 2005 on behalf of Messrs. Meron, Price, Imbach, EC, EA, ECP, ECF, ECOF and ECOBPF.

(7)
Dimensional Fund Advisors Inc. holds sole voting and investment power over all of the 689,253 shares pursuant to separate arrangements whereby it acts as investment adviser to certain entities. The information in this footnote is based upon the Schedule 13G/A filed February 6, 2006 on behalf of Dimensional Fund Advisors Inc.

(8)	All 50,000 shares are subject to exercisable options.
(9)	Of the 15,750 shares, 12,750 are subject to exercisable options.
(10)
Of the 38,234 shares, 7,750 are subject to exercisable options, 173 shares are owned directly by Green Venture Capital I, L.P. and 14,265 shares are owned directly by Green Venture Capital II, L.P. Mr. Green is the general partner of Green Venture Capital I, L.P. and Green Venture Capital II, L.P. Mr. Green disclaims beneficial ownership of the shares owned directly by Green Venture Capital I, L.P. and Green Venture Capital II, L.P., except to the extent of his pecuniary interest in the shares.

(11)
Mr. Howard is also the director and President of JL Howard, Inc. and J Howard, Inc. and, in such capacities, holds sole voting and investment power over 500 shares held by JL Howard, Inc. and 170,300 shares held by J Howard, Inc. Mr. Howard co-founded Steel Partners II, L.P. where he currently holds representative positions. Steel Partners II, L.P. has sole voting and investment power over 2,441,384 shares as explained in footnote 4 above.

(12)	Mr. Goggiano was a director and the Chief Executive Officer of the Company until his death on January 14, 2005.
(13)
Of the 274,844 shares, 14,438 shares are owned by Green Venture Capital I, L.P. and Green Venture Capital II, L.P as explained in footnote 10 above, 500 shares are held by JL Howard, Inc. and 170,300 shares are held by J Howard, Inc. as explained in footnote 11 above, and an additional 70,500 shares are subject to options that are exercisable within 60 days of March 15, 2006 all of which will be vested as of May 15, 2006.

Item 13. Certain Relationships and Related Transactions

Indebtedness of Management

Prior to our initial public offering, all employees were allowed to pay the exercise price for their 1997 Stock Plan options with full recourse promissory notes secured by a pledge of the shares underlying the exercised options. We have held promissory notes from certain executive officers that elected to do so. In December 2000, the Compensation Committee approved the change of all outstanding promissory notes given by employees in connection with the exercise of options from full recourse to non-recourse.

On January 14, 2005, our former chief executive officer died. His non-recourse promissory note, in the amount of $600,000, and bearing an interest rate of 6.77%, was cancelled in exchange for 60,000 shares of our common stock.

At December 31, 2005, there were no outstanding promissory notes executed by our executive officers.

 Certain Transactions

Effective September 23, 2004, we extended severance agreements to Stephen Goggiano, our then President and Chief Executive Officer, and Terry Gibson, our Chief Financial Officer, covering the period of August 1, 2004 through the earlier of (i) December 31, 2004 or (ii) the termination of their respective employments due to the elimination of their respective jobs if caused by a merger, sale, acquisition, liquidation, dissolution, consolidation or similar corporate transaction, in exchange for their continued service to us as we explored strategic alternatives, including a possible merger, sale and/or dissolution. In exchange for their continued service during this time period, Mr. Goggiano and Mr. Gibson received a retention bonus equal to 100% of their base 2004 annual. These amounts were paid in January 2005. In addition, we paid for the cost of Mr. Goggiano's and Mr. Gibson's family health care coverage through December 31, 2005.

Mr. Gibson continues to serve as our Chief Financial Officer and since January 16, 2005 has served as our Chief Executive Officer as a consultant, on a month-to-month basis, and was compensated at a monthly rate of $22,083 through October 6, 2005, at which time he rejoined us as an employee, holding the positions of President, Chief Executive Officer, Chief Financial Officer and Secretary.

Item 14. Principal Accountant Fees and Services

Aggregate fees for professional services rendered by Ernst & Young LLP and Burr, Pilger & Mayer LLP during 2005 and 2004 were as follows:

	2005	2004
Audit Fees - Ernst & Young LLP (1)	$20,000	$179,300
Audit Fees - Burr, Pilger & Mayer LLP (1)	172,679	226,657
Total audit fees	192,679	405,957
Audit related fees - Burr, Pilger & Mayer LLP (2)	21,660	---
Audit related fees - Ernst & Young LLP (2)	105,000	---
Tax fees (3)	---	---
All other fees (4)	---	5,600
Total	$319,339	$411,557

(1)	Audit fees include fees associated with the annual audit and 10-K, the reviews of the Company’s quarterly reports on Form 10-Q.
(2)	Audit related fees related to Form S-4 and related filings
(3)	Tax fees included tax compliance and tax advice.
(4)	All other fees principally included stock options advise, internal control consultation and subsidiary liquidation services.

Effective May 2003, all professional services rendered by Burr, Pilger & Mayer LLP and Ernst & Young LLP are required to be pre-approved by the audit committee. In fiscal years 2003 (effective May 2003), 2004 and 2005, all services were pre-approved by the audit committee. See Item 9, “Changes in and Disagreements with Accountants on Accounting and Financial Disclosures,” in Form 10-K.

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts	59

All other schedules are omitted as they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits:

See Exhibit Index on page 61. The Exhibits listed in the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-K.

COSINE COMMUNICATIONS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Classification	Balance at Beginning of Year	Charged to Expenses (Credits)	Additions (Deductions)(1)	Balance at End of Year
	(In thousands)
Year ended December 31, 2005
Reserves for accounts receivable	$90	$(90)	—	$—
Year ended December 31, 2004:
Reserves for accounts receivable	$150	$38	$(98)	$90
Year ended December 31, 2003:
Reserves for accounts receivable	$233	$(113)	$30	$150

__________

(1)	Represents write offs of accounts receivable. In 2003, CoSine collected a receivable previously written off.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 2006.

COSINE COMMUNICATIONS, INC

By:	/s/ Terry R. Gibson
Terry R. Gibson
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 24, 2006 by the following persons in the capacities indicated.

Signature	Title

/s/ TERRY R. GIBSON	Chief Executive Officer, Chief Financial Officer and
Terry R. Gibson	Director (Principal Executive Officer and Principal Accounting Officer)

/s/ Donald Green	Chairman of the Board and Director
Donald Green

/s/ Charles J. Abbe	Director
Charles J. Abbe

/s/ Jack L. Howard	Director
Jack L. Howard

EXHIBIT INDEX

Description

2.1*
Agreement and Plan of Merger by and among Registrant, Tut Systems, Inc. and Cadillac Merger Sub, Inc., dated January 7, 2005 (incorporated by reference to Exhibit 2.1 to Form 8-K filed January 10, 2005) (the schedules and exhibits have been omitted pursuant to Item 602(b)(2) of Regulation S-K).

2.2*	Amendment No. 1 to Agreement and Plan of Merger by and among Registrant, Tut Systems, Inc. and Cadillac Merger Sub, Inc., dated as of February 14, 2005.
3.1	Third Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 6, 2005.
3.2*	Bylaws (incorporated by reference to Exhibit 3.3 to Form 8A (file no. 000-30715) filed May 26, 2000).
3.3*	First Amendment to Bylaws dated April 30, 2001 (incorporated by reference to Exhibit 3.3 to Form 10-Q filed August 13, 2001).
3.4*	Second Amendment to Bylaws dated January 28, 2003 (incorporated by reference to Exhibit 3.4 to Form 10-K filed March 27, 2003).
3.5*	Third Amendment to Bylaws dated February 2, 2004 (incorporated by reference to Exhibit 3.5 to Form 10-K filed March 25, 2004).
3.6*
Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on September 8, 2005 (incorporated by reference to Exhibit 3.1 to Form 8-K filed September 8, 2005).

4.1*	Form of Rights Certificate (incorporated by reference to Exhibit 4.1 to Form 8-K filed September 8, 2005).
4.2*
Rights Agreement, dated as of September 1, 2005, by and between CoSine Communications, Inc. and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.2 to Form 8-K filed September 8, 2005).

4.3*
Form of warrant to purchase common stock issued by the Registrant to Fujitsu Network Communications, Inc. dated as of May 28, 2004 (incorporated by reference to Exhibit 4.1 to Form 10-Q filed August 9, 2004).

10.1*	1997 Stock Plan (as amended and restated) and forms of agreements thereunder (incorporated by reference to Exhibit 10.5 of Registration Statement on Form S-1 filed April 28, 2000).
10.2*	2000 Stock Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.2 of Amendment No. 1 to Registration Statement on Form S-1 filed June 6, 2000).
10.3*	2000 Employee Stock Purchase Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.3 of Amendment No. 1 to Registration Statement on Form S-1 filed June 6, 2000).
10.4*	2000 Director Option Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.4 of Amendment No. 1 to Registration Statement on Form S-1 filed June 6, 2000).
10.5*	2002 Stock Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.17 to Form 10-K filed March 25, 2002).
10.6*
Form of Severance Agreement extended to Stephen Goggiano, President and Chief Executive Officer of Registrant, and Terry R. Gibson, Chief Financial Officer of Registrant, as of September 23, 2004 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 15, 2004).

10.7*	Statement of Work between Registrant and Wipro Limited, dated October 14, 2004 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 15, 2004).
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm - Burr, Pilger & Mayer LLP.
23.2	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP.
31.1
Certification of Terry R. Gibson, Chief Executive Officer and Chief Financial Officer of CoSine Communications, Inc., pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Terry R. Gibson, Chief Executive Officer and Chief Financial Officer of CoSine Communications, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

__________

* Previously filed.