Form 10-Q
period 2006-03-31
COSINE COMMUNICATIONS INC
filed 2006-05-04
CIK 1060824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

________________

FORM 10-Q
________________

(MARK ONE)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ X ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [  ]

There were 10,090,365 shares of the Registrant’s Common Stock, par value $.0001, outstanding on April 30, 2006.

COSINE COMMUNICATIONS, INC.

FORM 10-Q

Quarter ended March 31, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COSINE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for par value and share data)

	March 31, 2006	December 31, 2005
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$18,094	$12,417
Short-term investments	4,673	10,749
Accounts receivable:
Trade (net of allowance for doubtful accounts of nil at March 31, 2006 and December 31, 2005)	458	96
Other	—	209
Prepaid expenses and other current assets	129	119
Total current assets	23,354	23,590
Long-term deposits and other assets	190	250
	$23,544	$23,840

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$254	$237
Accrued other liabilities	728	874
Deferred revenue	62	126
Total current liabilities	1,044	1,237

Stockholders' equity:
Preferred stock, 3,000,000 authorized, none issued and outstanding	—	—
Common stock, $.0001 par value, 300,000,000 shares authorized; 10,090,365 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	1	1
Additional paid-in capital	538,952	538,947
Accumulated other comprehensive income	650	632
Accumulated deficit	(517,103)	(516,977)
Total stockholders' equity	22,500	22,603
	$23,544	$23,840

See accompanying notes to condensed consolidated financial statements.

(1)	The information in this column was derived from the Company's audited consolidated financial statements for the year ended December 31, 2005.

COSINE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenue:
Product	$—	$216
Service	579	681
Total revenue	579	897
Cost of revenue[1]	570	454
Gross profit	9	443

Operating expenses:
Research and development	—	103
Sales and marketing	—	105
General and administrative[2]	377	1,305
Restructuring and impairment charges	—	(91)
Total operating expenses	377	1,422

Loss from operations	(368)	(979)

Other income (expenses):
Interest income and other	242	113
Total other income (expenses)	242	113

Loss before income tax provision	(126)	(866)

Income tax provision	—	12

Net loss	$(126)	$(878)

Basic and diluted net loss per share	$(0.01)	$(0.09)

Shares used in computing per share amounts	10,090	10,102

1	Cost of revenue includes $60 and nil for the three months ended March 31, 2006 and 2005, respectively, of non-cash charges related to equity issuances.

2	General and administrative expenses include $5 and $ 61, for the three months ended March 31, 2006 and 2005, respectively, of non-cash charges related to equity issuances.

See accompanying notes to condensed consolidated financial statements.

COSINE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Operating activities:
Net loss	$(126)	$(878)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of warrants issued for services	60	61
Expense for option vesting	5	—
Change in operating assets and liabilities:
Accounts receivable, trade	(362)	726
Other receivables	209	364
Prepaid expenses and other current assets	(10)	143
Accounts payable	17	(27)
Accrued other liabilities	(147)	(1,607)
Accrued compensation	—	(237)
Deferred revenue	(64)	201
Net cash used in operating activities	(418)	(1,254)

Investing activities:
Purchase of short-term investments	(1,607)	(5,573)
Proceeds from sales and maturities of short-term investments	7,702	8,644
Net cash provided by investing activities	6,095	3,071

Net increase in cash and cash equivalents	5,677	1,817
Cash and cash equivalents at the beginning of the period	12,417	9,203
Cash and cash equivalents at the end of the period	$18,094	$11,020
Supplemental information:
Income taxes paid	$—	$12
Cancellation of notes receivable due to repurchase of unvested stock	$—	$1,520

See accompanying notes to condensed consolidated financial statements.

COSINE COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Description of Business

CoSine Communications, Inc. ("CoSine" or the "Company," which may be referred to as "we," "us" or "our") was incorporated in California on April 14, 1997 and in August 2000 was reincorporated in the State of Delaware. We were a provider of carrier network equipment products and services until the fourth quarter of fiscal year 2004 during which time we discontinued our product lines, took actions to lay-off most of our employees, terminated contract manufacturing arrangements, contractor and consulting arrangements and various facility leases, and sold, scraped or wrote-off our inventory, property and equipment. As a result of these activities, our business consists primarily of a customer support capability for our discontinued products provided by a third party. We intend to continue such support activities through December 31, 2006, depending on customer demand. We are also continuing to seek to redeploy our existing resources to identify and acquire one or more new business operations with existing or prospective taxable earnings that can be offset by use of our net operating loss carry-forwards ("NOLs"). In March, 2006 we signed an agreement to sell the rights to our patent portfolio for cash consideration of $180,000. The agreement allows us to use the patents in support of our existing customers through January 2008. The agreement includes a royalty-free license allowing us to use the patents in support of our existing customers through January 2008.

Liquidity and Redeployment Strategy

The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, at March 31, 2006, we have an accumulated deficit of $517 million and we sustained net losses every year since our inception. As of March 31, 2006, our business consists primarily of a customer service capability operated under contract by a third party. In July 2004, we announced that we were exploring various strategic alternatives and as a result, we initiated, in September 2004, actions to terminate most of our employees and discontinue production activities in an effort to conserve cash. These actions raised substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects relating to the recoverability and classification of the recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

In July 2005, we completed a comprehensive review of strategic alternatives, including a sale of CoSine, a sale or licensing of intellectual property, a redeployment of our assets into new business ventures, or a winding-up and liquidation of the business and a return of capital. The board of directors approved a plan to redeploy our existing resources to identify and acquire one or more new business operations, while continuing to support our existing customers and continuing to offer our intellectual property for license or sale. In March 2006 we signed an agreement to sell the rights to our patent portfolio for cash consideration of $180,000. The agreement allows us to use the patents in support of our existing customers through January 2008. Our redeployment strategy involves the acquisition of one or more operating businesses with existing or prospective taxable earnings that can be offset by use of our NOLs.

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

The unaudited condensed consolidated financial statements have been prepared by us pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X and include the accounts of CoSine Communications, Inc. and its wholly owned subsidiaries ("CoSine" or collectively, the "Company"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted pursuant to the Securities Exchange Commission’s rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year. The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2005.

Stock Compensation

   Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment” (“SFAS No. 123 (R).” SFAS No. 123 (R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. All of our stock compensation is accounted for as an equity instrument. We previously applied Accounting Principles Board (“APB”) Opinion 25 “Accounting for Stock Issued to Employees,” and related interpretations and provided the required pro forma disclosures of “Accounting for Stock-Based Compensation” (“SFAS No. 123”).

Prior to the Adoption of SFAS No. 123 (R)

Prior to the adoption of SFAS No. 123 (R), we provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosures.”

The following table illustrates the effect on our net loss and net loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the three months ended March 31, 2005 (in thousands, except per share data):

Three Months ended March 31, 2005

Net loss, as reported	($ 878)
Add: Stock-based employee compensation expense, net of tax, included in reported net loss	—
Deduct: Reversal of amortization in excess of vesting, net of tax	—
Deduct: Stock-based employee compensation expense determined under fair value method for all stock option grants (SFAS 123 expense), net of tax	—
Pro forma net loss	($ 878)

Basic and diluted net loss per share, as reported	($0.09)
Pro forma basic and diluted net loss per share	($ 0.09)

Impact of the Adoption of SFAS No, 123 (R)

We elected to adopt the the modified prospective application method as provided by SFAS No. 123 (R). The effect of recording stock-based compensation for the three months ended March 31, 2006 was as follows (in thousands except per share data):

		Three Months ended March 31, 2006

Stock-based compensation expense		$5
Tax effect on stock-based compensation		—
Net effect on net loss		$5
Effect on basic and diluted net loss per share	$	(0.00)

As of January 1, 2006, we had an unrecorded deferred stock compensation balance related to stock options of approximately $139,000 before estimated forfeitures. In our pro forma disclosures prior to the adoption of SFAS No. 123 (R), we accounted for forfeitures upon occurrence. SFAS No. 123 (R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on our analysis of historical experience and review of current option holders, we have assumed an annual forfeiture rate of 2.5% for our options. Accordingly, as of January 1, 2006, we estimated that the stock-based compensation for the awards not expected to vest was approximately $13,000, and therefore, the unrecorded deferred stock-based compensation balance related to stock options was adjusted to approximately $126,000 after estimated forfeitures.

During the three months ended March 31, 2006, there were no stock options granted, exercised, cancelled or expired.

As of March 31, 2006 the unrecorded stock-based compensation balance related to stock options was $121,000 and will be recognized over an estimated weighted average amortization period of 4 years.

Valuation Assumptions

The fair value of our options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2006	2005
Dividend yield	0.0%	0.0%
Volatility	0.47	0.95
Risk free interest rate	4.2%	2.6%
Expected life	4 years	4 years

The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Expected volatility is based on the historical volatility of our common stock. The risk-free interest rates are taken from the Daily Federal Yield Curve Rates as of the grant dates as published by the Federal Reserve and represent the yields on actively traded treasury securities for terms equal to the expected term of the options. The expected term calculation is based on the observed historical option exercise behavior and post-vesting forfeitures of our employees and an analysis of the existing option holders.

Stock activity under the Stock Option Plans was as follows (in thousands, except per share data):

		Options Outstanding
	Shares Available for Grant	Shares	Weighted-Average Price Per Share
Balance as of December 31, 2003	1,747	1,246	$7.01
Repurchased	113	—	—
Granted	(86)	86	6.67
Exercised	—	(29)	5.00
Canceled	713	(713)	5.50
Balance as of December 31, 2004	2,487	590	8.88
Repurchased	10	—	—
Granted	(112)	112	2.56
Canceled	555	(555)	7.72
Balance as of December 31, 2005	2,940	147	8.37
Repurchased	—	—	—
Granted	—	—	—
Canceled	—	—	—
Balance as of March 31, 2006	2,940	147	$8.37

The following table summarizes information concerning options outstanding and exercisable at March 31, 2006 (in thousands, except per share data):

	Options Outstanding
		Weighted-		Options Exercisable
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of	Of	Contractual	Exercise	Of	Exercise
Exercise Prices	Shares	Life (Years)	Price	Shares	Price
$2.15-2.60	112	9.6	$2.56	50	$2.60
5.20	4	7.2	5.20	-	-
6.96	15	7.6	6.96	9	6.96
8.80	4	6.2	8.80	-	-
22.30	6	5.3	22.30	6	22.30
40.00-120.00	6	4.4	103.50	6	103.49
$4.00-120.00	147	8.8	$8.37	71	$13.69

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

Generally, a maximum obligation is not explicitly stated. Because the obligated amounts associated with this type of agreement are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, we have not been obligated to make payments for these obligations, and no liabilities have therefore been recorded for these obligations on its consolidated balance sheet as of March 31, 2006.

2. COMMITMENTS AND CONTINGENCIES

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

3. BALANCE SHEET DETAILS

Cash

  At March 31, 2006, we had deposits with a financial institution that may exceed the amount of insurance provided on such deposits.

Accounts Receivable

  One North American customer accounted for 94% of total accounts receivable as of March 31, 2006, as compared to three customers comprising greater than 10% of total accounts receivable at December 31, 2005.

Inventory

In the quarter ended September 30, 2004, we announced that we had discontinued our products and accordingly wrote our inventory down to net realizable value. At December 31, 2005 and March 31, 2006, all inventory had been sold, scrapped or written-off and there was no inventory awaiting customer acceptance.

During the three months ended March 31, 2005, $25,000 of previously written-down inventory was sold.

Warranty

Prior to discontinuing our products in September 2004, we provided a basic limited warranty, including repair or replacement of parts, and technical support for products sold on or before September 30, 2004. The specific terms and conditions of those warranties varied depending on the customer or region in which we did business. We estimated the costs that may be incurred under our basic limited warranty and recorded a liability in the amount of such costs at the time product revenue was recognized. Our warranty obligation was affected by the number of installed units, product failure rates, materials usage and service delivery costs incurred in correcting product failures. We periodically assess the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in our warranty liability were as follows, in thousands:

	Three Months Ended March 31,
	2006	2005
Beginning balance	$—	$157
Warranty charged to cost of revenue	—	—
Utilization of warranties	—	—
Changes in estimated liability based on experience	—	—
Ending balance	$—	$157

4. NET LOSS PER COMMON SHARE

Basic net loss per common share is calculated based on the weighted-average number of common shares outstanding during the periods presented, less weighted-average shares outstanding that are subject to our right of repurchase. Common stock equivalents consisting of stock options and warrants (calculated using the treasury stock method), have been excluded from the diluted net loss per common share computations, as their inclusion would be antidilutive. These securities amounted to 147,000 shares and 582,000 shares for the three months ended March 31, 2006 and 2005, respectively.

The calculations of basic and diluted net loss per share are shown below, in thousands, except per share data:

	Three Months Ended March 31,
		2006		2005

Net loss	$	(126)	$	(878)
Basic and diluted:
Weighted-average shares of common stock outstanding		10,090		10,102
Weighted-average shares subject to repurchase		—		—
Weighted-average shares used in basic and diluted net loss per share		10,090		10,102
Basic and diluted net loss per share		$(0.01)		$(0.09)

5. COMPREHENSIVE LOSS

The components of comprehensive loss are shown below, in thousands:

	Three Months Ended March 31,
	2006	2005
Net loss	$(126)	$(878)
Other comprehensive loss:
Unrealized gains (losses) on investments	6	(1)
Translation adjustment	12	—
Total other comprehensive gain (loss)	18	(1)
Comprehensive loss	$(108)	$(879)

6. SEGMENT REPORTING

We operate in only one operating segment, and substantially all of our assets are located in the United States.

Revenues from customers by geographic region for the three months ended March 31, 2006 and 2005, respectively, were as follows, in thousands:

	Three Months Ended March 31,
	2006	2005
Region
North America	$545	$463
Italy	—	52
France	—	90
South Korea	—	16
Europe	34	62
Japan	—	214
Total	$579	$897

Two North American customers accounted for 74% and 11% of total revenues, respectively, in the three months ended March 31, 2006 as compared to one North American customer and one Asian customer accounting for 30% and 20% of total revenues, respectively in the three months ended March 31, 2005.

7. RESTRUCTURING CHARGES

December 2004 Restructuring

In the quarter ended December 31, 2004, we continued our previously announced actions to terminate the remainder of its workforce, terminate the lease of our facilities in Redwood City, California, and terminated our office lease in Japan. In addition, we accrued for the termination of non-cancelable software license agreements, as the licenses were not expected to be used in the ongoing operations.

Activity related to the December 2004 restructuring in the three months ended March 31, 2006 is as follows, (in thousands):

	Worldwide workforce reduction	Lease Terminations	Software License Terminations	Total
Provision balance at December 31, 2005	$3	$—	$450	$453
Cash payments	(3)	—	—	(3)
Write offs	—	—	—	—
Provision balance at March 31, 2006	$—	$—	$450	$450

The balance of the software license termination costs at March 31, 2006 will be paid in full in the year ending December 31, 2006.

September 2004 Restructuring

In September 2004, we announced actions to terminate most of our workforce, retaining a limited team of employees to provide customer support and handle matters related to the ongoing exploration of strategic alternatives. The specific actions include workforce reductions, announced discontinuance of our products, and a charge for unrecoverable royalties, and termination of third party manufacturing agreements.

Effective September 23, 2004, we approved severance agreements to Stephen Goggiano, our president and chief executive officer, and Terry R. Gibson, our chief financial officer, covering the period of August 1, 2004 through the earlier of (i) December 31, 2004 or (ii) the termination of their respective employments due to the elimination of their respective jobs if caused by a merger, sale, acquisition, liquidation, dissolution, consolidation or similar corporate transaction, in exchange for their continued service to us as we explored strategic alternatives, including a sale of the Company, a sale or licensing of products, intellectual property, or individual assets or a winding-up and liquidation of the business. In exchange for their continued service during this time period, Mr. Goggiano and Mr. Gibson each received a retention bonus equal to 100% of their base 2004 annual salary, paid in January 2005. In addition, upon completion of these services, we agreed to pay for the cost of Mr. Goggiano's and Mr. Gibson's health care coverage for a period of 12 months after termination of their respective employment. These amounts were charged to restructuring in December 2004 and were paid in 2005.

There was no activity in the September 2004 restructuring in the three months ended March 31, 2006, as all the planned restructuring activities were completed in the three months ended March 31, 2005.

Activity related to the September 2004 restructuring for the three months ended March 31, 2005 is as follows (in thousands):

	Worldwide workforce reduction	Write-down of inventory and prepaid royalty	Manufacturing agreement termination	Total
Provision balance at December 31, 2004	$424	$—	$—	$424
Cash payments	(424)	—	—	(424)
Write offs	—	—	—	—
Provision balance at December 31, 2005 and March 31, 2006	$—	$—	$—	$—

8. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2005, the FASB issued FASB Staff Position (FSP) No. 123R-3 “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (FSP No. 123(R)-3). FSP 123(R)-3 provides an alternative transition method of accounting for the tax effects of adopting SFAS No. 123(R). This FSP grants one year from the later of the date of the FSP or the adoption of SFAS No. 123R by the Company for determination of the one-time election for purposes of transition. The Company is evaluating the alternative methods.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our current business consists primarily of a customer support capability for our discontinued products provided by a third party. We intend to continue such support activities through December 31, 2006, depending on customer demand. We have also adopted a strategy of seeking to enhance stockholder value by pursuing opportunities to redeploy our assets through an acquisition of one or more operating business with existing or prospective taxable earnings that can be offset by use of our net operating loss carry-forwards (“NOLs”).

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

DUE TO THE ADOPTION OF OUR REDEPLOYMENT STRATEGY, THE INFORMATION APPEARING BELOW, WHICH RELATES TO PRIOR PERIODS, MAY NOT BE INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR ANY SUBSEQUENT PERIODS. THE THREE MONTHS ENDED MARCH 31, 2006 PRIMARILY REFLECTS, AND FUTURE PERIODS PRIOR TO A REDEPLOYMENT OF OUR ASSETS ARE EXPECTED TO PRIMARILY REFLECT, GENERAL AND ADMINISTRATIVE EXPENSES AND TRANSACTION EXPENSES ASSOCIATED WITH THE CONTINUING ADMINISTRATION OF THE COMPANY AND ITS EFFORTS TO REDEPLOY ITS ASSETS.

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

Our current business consists primarily of customer service revenue. We record revenue as earned for customer service revenue, once we satisfy ourselves that collection is probable. If we cannot satisfy ourselves that collection is probable, we defer revenue recognition until we collected payment.

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

Inventory Valuation

Our inventory was either sold, scrapped or fully written-off at December 31, 2005 and March 31, 2006, respectively.

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

Long-lived assets

At December 31, 2005 and March 31, 2006, respectively, all of our long-lived assets had been either sold, scrapped or fully written-off.

We evaluate the carrying value of long-lived assets, consisting primarily of property, plant and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In assessing the recoverability of long-lived assets, we compare the carrying value of the assets to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, the assets will be written down to their estimated fair value. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based on our weighted average cost of capital or specific appraisal, as appropriate. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of overall market conditions and our participation in the market

Warranties

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

Impact of Equity Issuances on Operating Results

Equity issuances have historically had a material impact on our operating results. The equity issuances that have affected operating results to date include warrants granted to customers and suppliers, stock options granted to employees and consultants, stock issued in lieu of cash compensation to suppliers and re-priced stock options.

Our cost of revenue, operating expenses and interest expense were affected in prior years by charges related to warrants and options issued for services. Furthermore, some of our employee stock option transactions had resulted in deferred compensation, which was presented as a reduction of stockholders’ equity on our consolidated balance sheet and was amortized over the vesting period of the applicable options using the graded vesting method.

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

In the second quarter of 2004, we issued to a reseller a warrant to acquire 254,489 shares of our common stock at an exercise price of $4.65 per share. The warrant has a two-year term beginning May 28, 2004 and vests ratably over the term. If during the two-year term (1) any person or entity acquires a greater than 50% interest in us or the ownership or control of more than 50% of our voting stock or (2) we sell substantially all of our intellectual property assets, the warrant becomes exercisable. Even if the reseller does not immediately exercise the warrant upon the occurrence of such an event that makes the warrant exercisable (a “trigger event”), the reseller shall be entitled to securities, cash and property to which it would have been entitled to upon the consummation of the trigger event, less the aggregate price applicable to the warrant. We calculated the fair value of the warrant to be approximately $487,000 using the Black-Scholes option pricing model, using a volatility factor of .97, a risk-free interest rate of 2.5%, and an expected life of two years. The fair value of the warrant is being amortized over the two-year expected life of the warrant. During the three months ended March 31, 2006 we amortized $60,000 to cost of revenue. During the three months ended March 31, 2005, we amortized $61,000 to operating expense.

RESULTS OF OPERATIONS

Revenue

Revenues for the three months ended March 31, 2006 were $579,000, all of which was from service. For the three months ended March 31, 2005, revenue was $897,000, of which 24% was from product sales and 76% was from service.

Revenues by geographic region for the three months ended March 31, 2006 and 2005, respectively, were as follows, in thousands:

	Three Months Ended March 31,
	2006	2005
Region
North America	$545	$463
Italy	—	52
France	—	90
South Korea	—	16
Europe-other	34	62
Japan	—	214
Total	$579	$897

Revenues for the three months ended March 31, 2006 consisted entirely of service contracts. Revenues for the three months ended March 31, 2005 consisted primarily of service contracts as well as the sale of two non-exclusive software licenses. The decrease in revenue from the three months ended March 31, 2005 to the three months ended March 31, 2006 is due primarily to our announcement in September 2004 that we were laying off all our employees and would no longer offer our product for sale and that we would offer support services to existing customers while they transitioned to other vendor’s products. During the quarter ended March 31, 2006, several customers completed their transition plans and no longer purchased service contracts from us. We expect that our service revenues will continue to decline and will cease later this year, as all our major customers are planning to discontinue usage of our services in 2006. Our business currently consists of a service operation provided by a third party contractor. This service will be offered through December 31, 2006, depending on customer demand.

Non-Cash Charges Related to Equity Issuances

During the three months ended March 31, 2006 and 2005, we recorded $65,000 and $61,000, respectively, of non-cash charges related to equity issuances. The charges in 2006 include $5,000 related to the adoption of SFAS No. 123(R). The balance of the charges in 2005 and 2006 relate to the amortization of a stock purchase warrant granted to a reseller.

Cost of Revenue

For the three months ended March 31, 2006, cost of revenue was $570,000, which represented costs of our third party support contract as well as amortization of a warrant granted to a sales representative. For the three months ended March 31, 2005, cost of revenue was $454,000, which represented the costs of our third party support contract.

Gross Profit

For the three months ended March 31, 2006 and 2005, gross profit was $9,000 and $443,000, respectively. Gross margin percentage declined from 49% to 2%. The decrease in gross margin percentage from the three months ended March 31, 2005 to March 31, 2006 is due primarily to reduced product sales as a result of the discontinuance of our products, lower service revenues in 2006 as compared to 2005 and an increase in cost of our third party service provider in 2006 as compared to 2005 and the $60,000 amortization in Q1 2006 of a warrant granted to a reseller.

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

Research and Development Expenses

Research and development expenses were nil and $103,000 the three months ended March 31, 2006 and 2005, respectively. We discontinued all research and development in connection with the our announcement in September 2004 that we were laying off all employees and discontinuing our products, our engineering activities are limited to providing consulting to existing customers and our third party contractor. Research and development costs in the three months ended March 31, 2005 consisted of consulting expenses as well as software license amortization costs and payments. We do not expect to incur research and development costs unless and until we acquire new operating businesses.

Sales and Marketing Expenses

Sales and marketing expenses were nil and $105,000 for the three months ended March 31, 2006 and 2005, respectively. With our announcement in September 2004 that we were laying off all employees and were discontinuing our products, we have ceased essentially all ongoing sales and marketing efforts. Sales and marketing expenses for the three months ended March 31, 2005 consisted of expenses related to foreign sales offices, all of which are winding down. We do not expect to incur sales and marketing costs unless and until we acquire new operating businesses.

General and Administrative Expenses

General and administrative expenses were $377,000 and $1.3 million for the three months ended March 31, 2006 and 2005, respectively. With our announcement in September 2004 that we were laying off all employees and discontinuing our products, our general and administrative efforts have been focused on restructuring activities, the evaluation of strategic alternatives, as well as the activities related to identifying and acquiring profitable business operations. General and administrative costs for the three months ended March 31, 2006 consisted of costs of our employee, contractors, legal and accounting services, insurance and office expenses. General and administrative costs for the three months ended March 31, 2005 consisted of costs for consultants and contractors, legal services, insurance and legal and banking fees related to our terminated merger with Tut Systems Inc. General and administrative expenses should remain at approximately the levels reported in the three months ended March 31, 2006 for the quarter ending June 30, 2006.

Restructuring and Impairment Charges

December 2004 Restructuring

In the three months ended December 31, 2004, we continued our previously announced actions to terminate the remainder of our workforce, terminate the lease of our facilities in Redwood City, California, and terminated our office lease in Japan. In addition, we accrued for the termination of non-cancelable software license agreements, as the licenses were not expected to be used in the ongoing operations.

 Activity related to the December 2004 restructuring for the three months ended March 31, 2006 is as follows, (in thousands):

	Worldwide workforce reduction	Lease Terminations	Software License Terminations	Total
Provision balance at December 31, 2005	$3	$—	$450	$453
Cash payments	(3)	—	—	(3)
Write offs	—	—	—	—
Provision balance at March 31, 2006	$—	$—	$450	$450

The balance of the software license termination costs at March 31, 2006 will be paid in full in the year ending December 31, 2006.

September 2004 Restructuring

In September 2004, we announced actions to terminate most of our workforce, retaining a limited team of employees to provide customer support and handle matters related to the ongoing exploration of strategic alternatives. The specific actions include workforce reductions, announced discontinuance of our products, and a charge for unrecoverable royalties, and termination of third party manufacturing agreements.

Effective September 23, 2004, we approved severance agreements to Stephen Goggiano, our president and chief executive officer, and Terry R. Gibson, our chief financial officer, covering the period of August 1, 2004 through the earlier of (i) December 31, 2004 or (ii) the termination of their respective employments due to the elimination of their respective jobs if caused by a merger, sale, acquisition, liquidation, dissolution, consolidation or similar corporate transaction, in exchange for their continued service to us as we explore strategic alternatives, including a sale of the Company, a sale or licensing of products, intellectual property, or individual assets or a winding-up and liquidation of the business. In exchange for their continued service during this time period, Mr. Goggiano and Mr. Gibson each received a retention bonus equal to 100% of their base 2004 annual salary, paid in January 2005. In addition, upon completion of these services, we agreed to pay for the cost of Mr. Goggiano's and Mr. Gibson's health care coverage for a period of 12 months after termination of their respective employment. These amounts were charged to restructuring in December 2004 and paid in 2005.

There was no activity related to the September 2004 restructuring in the three months ended March 31, 2006 as all activities were completed in 2005.

Activity related to the September 2004 restructuring for the three months ended March 31, 2005 is as follows (in thousands):

	Worldwide workforce reduction	Write-down of inventory and prepaid royalty	Manufacturing agreement termination	Total
Provision balance at December 31, 2004	$424	$—	$—	$424
Cash payments	(424)	—	—	(424)
Write offs	—	—	—	—
Provision balance at March 31, 2005	$—	$—	$—	$—

Restructuring and impairments charges

There were no restructuring or impairment charges in the three months ended March 31, 2006. During the three months ended March 31, 2005, we sold previously impaired assets for a total of $67,000 and settled a software contract at a $23,000 reduction to our restructuring accrual.

Interest Income and Other Income (Expense)

For the three months ended March 31, 2006 and 2005, interest income and other income (expense) was $242,000 and $113,000, respectively. The increase from March 31, 2005 to March 31, 2006 is due to higher interest rates, partially offset by lower short term investments.

Income Tax Provision

Provisions for income taxes were nil and $12,000 for the three months ended March 31, 2006 and 2005, respectively. The 2005 provision was comprised entirely of foreign corporate income taxes, which are a function of our operations in subsidiaries in various countries. The provision for income taxes is based on income taxes on minimum profits the foreign operations generated for services they provided to us. Our tax expense for fiscal 2006 will continue to depend on the amount and mix of income derived from sources subject to corporate income taxes of foreign taxing jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

Currently, we are not generating sufficient revenue to fund our operations. We expect our operating losses and net operating cash outflows to continue and do not expect to sustain our revenue.

Our current business consists primarily of a customer support capability for our discontinued products provided by a third party. We intend to continue such support activities through December 31, 2006, depending on customer demand. In March 2006, we signed an agreement to sell the rights to our patent portfolio for cash consideration of $180,000. That sale will be consummated in the quarter ending June 30, 2006. We have also adopted a strategy of seeking to enhance stockholder value by pursuing opportunities to redeploy our assets through an acquisition of one or more operating business with existing or prospective taxable earnings that can be offset by use of our net operating loss carry-forwards. Based on restructuring activities initiated in September 2004 and completed in the quarter ended December 31, 2004, on the significant reduction in cash usage resulting from those restructuring activities, and on the costs to extend customer support activities through December 2006, we believe that we possess sufficient liquidity and capital resources to fund our operations and working capital requirements for at least the next 12 months. However, our restructuring activities and our new redeployment of assets strategy raise substantial doubt as to our ability to continue as a going concern.

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

Cash, Cash Equivalents and Short-Term Investments

 At March 31, 2006, cash, cash equivalents and short-term investments were $22.7 million. This compares with $23.2 million at December 31, 2005.

Operating Activities

We used $418,000 in cash for operations for the three months ended March 31, 2006 as compared to a usage of $1,254,000 in the three months ended March 31, 2005. The decrease is due to the $752,000 reduction in net loss from March 31, 2005 to March 31, 2006 as well a net reduction in restructuring payments in the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.

Investing Activities

Investing activities generated $6.1 million in cash in the three months ended March 31, 2006 as compared to $3.1 million in the three months ended March 31, 2005. There were no capital expenditures in the three months ended March 31, 2006 or 2005, respectively.

Financing Activities

There were no significant financing activities in the three months ended March 31, 2006 or 2005, respectively.

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

At March 31, 2006, we had $22.7 million in cash and short-term investments. We believe we possess sufficient liquidity and capital resources to fund our operations and working capital requirements for at least the next 12 months.

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

A sensitivity analysis was performed on our investment portfolio as of March 31, 2006 based on a modeling technique that measures hypothetical fair market value changes that would result from a parallel shift in the yield curve of plus 100 basis points. Based on this analysis, a hypothetical 100 basis point increase in interest rates would result in a $26,000 decrease in the fair value of our investments in debt securities as of March 31, 2006.

Exchange Rate Sensitivity

Currently, all of our revenue and most of our expenses are denominated in U.S. dollars. However, since a portion of our operations sales and service activities are outside of the U.S., we have entered into transactions in other currencies. We are primarily exposed to changes in exchange rates for the Euro and British Pound. Because we transact expenses only in foreign currency, we are adversely affected by a weaker U.S. dollar relative to major currencies worldwide. Additionally, because some of our obligations are denominated in foreign currencies, a weaker U.S. dollar creates foreign exchange losses. We have not engaged in any foreign exchange hedging activities to date.

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

Prior to the issuance of our consolidated financial statements, we completed the needed analyses and our management review such that we can certify that the information contained in our consolidated financial statements for the year ended December 31, 2005 and the three months ended March 31, 2006 fairly presents, in all material respects, our financial condition and results of operations.

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

ITEM 1A. RISK FACTORS

Our future results and the market price for our stock are subject to numerous risks, many of which are driven by factors that we cannot control or predict. The following discussion, as well as other sections of this Report on Form 10-Q including Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, describes certain risk factors related to our business. You should carefully consider the risk factors described below in conjunction of the other information is this document.

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

Failure to execute our redeployment strategy could cause our stock price to decline.

Our stock price may decline due to any or all of the following potential occurrences:

•	We may not be able to find suitable acquisition candidates or may not be able to acquire suitable candidates with our limited financial resources;

•	We may not be able to utilize our existing NOLs to offset future earnings;

•	We may have difficulty retaining our key remaining employee;

•	We may have difficulty retaining our board of directors or attracting suitable qualified candidates should a director resign.

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

The Investment Company Act of 1940 (the "Investment Company Act") requires registration, as an investment company, for companies that are engaged primarily in the business of investing, reinvesting, owning, holding or trading securities. We will seek to qualify for an exclusion from registration including the exclusion available to a company that does not own "investment securities" with a value exceeding 40% of the value of its total assets on an unconsolidated basis, excluding government securities and cash items. This exclusion, however, could be disadvantageous to us and/or our stockholders. If we were unable to rely on an exclusion under the Investment Company Act and were deemed to be an investment company under the Investment Company Act, we would be forced to comply with substantive requirements of Investment Company Act, including: (i) limitations on our ability to borrow; (ii) limitations on our capital structure; (iii) restrictions on acquisitions of interests in associated companies; (iv) prohibitions on transactions with affiliates; (v) restrictions on specific investments; (vi) limitations on our ability to issue stock options; and (vii) compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations. Registration as an investment company would subject us to restrictions that would significantly impair our ability to pursue our fundamental business strategy of acquiring and operating an established business. In the event the SEC or a court took the position that we were an investment company, our failure to register as an investment company would not only raise the possibility of an enforcement action by the SEC or an adverse judgment by a court, but also could threaten the validity of corporate actions and contracts entered into by us during the period we were deemed to be an unregistered investment company. Moreover, the SEC could seek an enforcement action against us to the extent we were not in compliance with the Investment Company Act during any point in time.

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

At March 31, 2006, we had an accumulated deficit of $517 million. We have incurred net losses since our incorporation. If we do not achieve profitability and are unable to obtain additional financing, we will run out of cash and cease operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Exhibit Index on page 28.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSINE COMMUNICATIONS, INC.

Date: May 3, 2006	By:	/s/ Terry R. Gibson
Terry R. Gibson
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

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