Form 10-Q
period 2006-06-30
COSINE COMMUNICATIONS INC
filed 2006-08-02
CIK 1060824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

________________

FORM 10-Q
________________

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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
Yes ☒ No ☐

There were 10,090,365 shares of the Registrant’s Common Stock, par value $.0001, outstanding on July 30, 2006.

COSINE COMMUNICATIONS, INC.

FORM 10-Q

Quarter ended June 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COSINE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for par value and share data)

	June 30, 2006	December 31, 2005
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$19,180	$12,417
Short-term investments	3,922	10,749
Accounts receivable:
Trade (net of allowance for doubtful accounts of nil at June 30, 2006 and December 31, 2005)	207	96
Other	65	209
Prepaid expenses and other current assets	87	119
Total current assets	23,461	23,590
Long-term deposits and other assets	150	250
	$23,611	$23,840

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$249	$237
Accrued other liabilities	486	874
Deferred revenue	153	126
Total current liabilities	888	1,237
Stockholders' equity:
Preferred stock, 3,000,000 authorized, none issued and outstanding	—	—
Common stock, $.0001 par value, 22,000,000 shares authorized; 10,090,365 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	1	1
Additional paid-in capital	538,968	538,947
Accumulated other comprehensive income	652	632
Accumulated deficit	(516,898)	(516,977)
Total stockholders' equity	22,723	22,603
	$23,611	$23,840

See accompanying notes to condensed consolidated financial statements.

(1) The information in this column was derived from the Company's audited consolidated financial statements for the year ended December 31, 2005.

COSINE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Product	$—	$—	$—	$216
Service	520	699	1,099	1,380
Total revenue	520	699	1,099	1,596
Cost of revenue[1]	533	389	1,103	843
Gross profit (loss)	(13)	310	(4)	753

Operating expenses:
Research and development	—	—	—	103
Sales and marketing	—	—	—	105
General and administrative	234	1,098	611	2,403
Restructuring and impairment charges	—	—	—	(91)
Total operating expenses	234	1,098	611	2,520

Loss from operations	(247)	(788)	(615)	(1,767)

Interest income and other	452	166	694	279

Income (Loss) before income tax provision	205	(622)	79	(1,488)

Income tax provision	—	11	—	23

Net income (loss)	$205	$(633)	$79	$(1,511)

Basic and diluted net income (loss) per share	$0.02	$(0.06)	$0.01	$(0.15)

Shares used in computing per share amounts	10,090	10,091	10,090	10,097

See accompanying notes to condensed consolidated financial statements.

1 Cost of revenues includes non-cash (credits) charges related to equity issuances of $40 and nil for the three months ended June 30, 2006 and 2005, respectively, and $100 and nil for the six months ended June 30, 2006 and 2005, respectively.

COSINE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2006	2005
Operating activities:
Net income (loss)	$79	($1,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of warrants issued for services	100	219
Stock compensation expense	21	—
Change in operating assets and liabilities:	—	—
Accounts receivable, trade	(111)	1,108
Other receivables	144	389
Prepaid expenses and other current assets	32	419
Accounts payable	12	(49)
Provision for warranty claims	—	(57)
Accrued other liabilities	(388)	(1,761)
Accrued compensation	—	(412)
Deferred revenue	27	(177)
Net cash used in operating activities	(84)	(1,832)

Investing activities:
Purchase of short-term investments	(3,201)	(10,930)
Proceeds from sales and maturities of short-term investments	(10,048)	16,308
Net cash provided by investing activities	6,847	5,378

Net increase (decrease) in cash and cash equivalents	6,763	3,546
Cash and cash equivalents at the beginning of the period	12,417	9,203
Cash and cash equivalents at the end of the period	$19,180	$12,749

Supplemental information:
Income taxes paid	$—	$23
Cancellation of notes receivable due to repurchase of unvested stock	$—	$1,520
Issuance of warrant to reseller and revaluation	$—	$439

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

Liquidity and Redeployment Strategy

The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, at June 30, 2006, we have an accumulated deficit of $517 million and we sustained net losses every year since our inception. As of June 30, 2006, our business consists primarily of a customer service capability operated under contract by a third party. In July 2004, we announced that we were exploring various strategic alternatives and as a result, we initiated, in September 2004, actions to terminate most of our employees and discontinue production activities in an effort to conserve cash. These actions raised substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects relating to the recoverability and classification of the recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

The unaudited condensed consolidated financial statements have been prepared by us pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X and include the accounts of CoSine Communications, Inc. and its wholly owned subsidiaries ("CoSine" or collectively, the "Company" and which may be referred to as "we," "us" or "our"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted pursuant to the Securities Exchange Commission’s rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year. The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2005.

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

The following table illustrates the effect on our net loss and net loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the three months and six months ended June 30, 2005 (in thousands, except per share data):

	Three Months ended June 30, 2005	Six Months ended June 30, 2005

Net loss, as reported	($ 633)	($1,511)
Add: Stock-based employee compensation expense, net of tax, included in reported net loss	—	—
Deduct: Reversal of amortization in excess of vesting, net of tax	—	—
Deduct: Stock-based employee compensation expense determined under fair value method for all stock option grants (SFAS 123 expense), net of tax	—	—
Pro forma net loss	($ 633)	($1,511)

Basic and diluted net loss per share, as reported	($0.06)	($0.15)
Pro forma basic and diluted net loss per share	($ 0.06)	($0.15)

Impact of the Adoption of SFAS No. 123 (R)

We elected to adopt the the modified prospective application method as provided by SFAS No. 123 (R). The effect of recording stock-based compensation for the three and six months ended June 30, 2006 was as follows (in thousands except per share data):

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006

Stock-based compensation expense		$15		$20
Tax effect on stock-based compensation		—		—
Net effect on net loss		$15		$20
Effect on basic and diluted net loss per share	$	(0.00)	$	(0.00)

Under the 1997, 2000 and 2002 stock option plans, the Board of Directors has the authority to determine the type of option and the number of shares subject to each option. The exercise price is generally equal to fair value of the underlying stock at the date of grant. Options generally become exercisable over a four-year period and, if not exercised, expire ten years from the date of grant. The 1997 Plan was terminated in connection with our initial puAblic offering in 2000, and the shares reserved and unissued under the 1997 Plan were reserved for issuance under the 2000 Plan.

Under the Director’s Stock Option Plan, option grants are made to new non-employee directors and to continuing non-employee directors pursuant to the terms contained in the Director Stock Option Plan Agreement. The exercise price is equal to fair value of the underlying stock at the date of grant. Initial options vest in four equal annual increments immediately following the date of grant and the subsequent options vest on the fourth anniversary of the date of grant. The options, if not exercised, expire tem years from date of grant.

At June 30, 2006, the Company had the following stock plans:

	Reserved for Issuance	Shares Available for Grant	Options Outstanding
2000 Stock Option Plan	2,035,000	1,918,000	117,000
2002 Stock Option Plan	1,000,000	1,000,000	--
Director Option Plan	52,000	22,000	30,000

Totals	3,087,000	2,940,000	147,000

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

During the six months ended June 30, 2006, there were stock option grants for a total of 6,000 shares, with an exercise price of $2.45 per share, the market price on the date of grant, and 6,000 options were cancelled.

As of June 30, 2006, the unrecorded stock-based compensation balance related to stock options was $110,000 and will be recognized over an estimated weighted average amortization period of 4 years.

 Valuation Assumptions

The fair value of our options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months Ended June 30,
	2006	2005

Dividend yield	0.0%	0.0%
Volatility	0.40	0.95
Risk free interest rate	5.0%	2.6%
Expected life	6.25 years	4 years

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

Stock activity under the Stock Option Plans was as follows (in thousands, except per share data):

	Shares Available for Grant	Shares	Weighted- Average Price Per Share
Balance as of December 31, 2003	1,747	1,246	$7.01
Repurchased	113	—	—
Granted	(86)	86	6.67
Exercised	—	(29)	5.00
Canceled	713	(713)	5.50
Balance as of December 31, 2004	2,487	590	8.88
Repurchased	10	—	—
Granted	(112)	112	2.56
Canceled	555	(555)	7.72
Balance as of December 31, 2005	2,940	147	8.37
Repurchased	—	—	—
Granted	(6)	6	2.45
Canceled	6	(6)	18.88
Balance as of June 30, 2006	2,940	147	$8.37

The aggregate intrinsic value of stock options outstanding at June 30, 2006 is $11,000. The aggregate intrinsic value of options vested and expected to vest is $11,000 at June 30, 2006. The intrinsic value of options exercisable at June 30, 2006 is $3,000.

The following table summarizes information concerning options outstanding and exercisable at June 30, 2006 (in thousands, except years and per share data):

	Options Outstanding at June 30, 2006			Options Exercisable at June 30, 2006
Range of Exercise Prices	Number Of Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price

$2.15-2.60	118	9.4	$2.56	50	$2.60
5.20	4	7.0	5.20	4	5.20
6.96	12	7.4	6.96	8	6.96
8.80	4	5.9	8.80	4	8.80
22.30	4	5.0	22.30	4	22.30
40.00-120.00	5	4.2	120.00	5	120.00
	147	8.8	$8.37	75	$12.39

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

Generally, a maximum obligation is not explicitly stated. Because the obligated amounts associated with this type of agreement are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, we have not been obligated to make payments for these obligations, and no liabilities have therefore been recorded for these obligations on its consolidated balance sheet as of June 30, 2006.

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

3. BALANCE SHEET DETAILS

Cash

At June 30, 2006, we had deposits with a financial institution that may exceed the amount of insurance provided on such deposits.

Accounts Receivable

 Two North American customers accounted for 61% amd 18%, respectively, of total accounts receivable as of June 30, 2006, as compared to three customers comprising greater than 10% of total accounts receivable at December 31, 2005.

Inventory

In the quarter ended September 30, 2004, we announced that we had discontinued our products and accordingly wrote our inventory down to net realizable value. At December 31, 2005 and June 30, 2006, all inventory had been sold, scrapped or written-off and there was no inventory awaiting customer acceptance.

During the six months ended June 30, 2005, $25,000 of previously written-down inventory was sold.

Warranty

Prior to discontinuing our products in September 2004, we provided a basic limited warranty, including repair or replacement of parts, and technical support for products sold on or before September 30, 2004. The specific terms and conditions of those warranties varied depending on the customer or region in which we did business. We estimated the costs that may be incurred under our basic limited warranty and recorded a liability in the amount of such costs at the time product revenue was recognized. Our warranty obligation was affected by the number of installed units, product failure rates, materials usage and service delivery costs incurred in correcting product failures. We periodically assess the adequacy of its recorded warranty liabilities and adjust the amounts as necessary.

Changes in our warranty liability were as follows, in thousands:

	Six Months Ended June 30,
	2006	2005
Beginning balance	$—	$157
Warranty charged to cost of revenue	—	—
Utilization of warranties	—	—
Changes in estimated liability based on experience	—	—
Ending balance	$—	$157

4. NET LOSS PER COMMON SHARE

Basic net loss per common share is calculated based on the weighted-average number of common shares outstanding during the periods presented, less weighted-average shares outstanding that are subject to our right of repurchase. Common stock equivalents consisting of stock options and warrants (calculated using the treasury stock method), have been excluded from the diluted net loss per common share computations, as their inclusion would be antidilutive. These securities amounted to 181,000 shares and 397,000 shares for the six months ended June 30, 2006 and 2005, respectively.

The calculations of basic and diluted net loss per share are shown below, in thousands, except per share data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net income (loss)	$205	($ 633)	$79	($1,511)
Basic and diluted:
Weighted-average shares of common stock outstanding	10,091	10,091	10,091	10,097
Weighted-average shares subject to repurchase	—	—	—	—
Weighted-average shares used in basic and diluted net loss per share	10,091	10,091	10,091	10,097
Basic and diluted net income (loss) per share	$0.02	($0.06)	$0.01	($0.15)

5. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are shown below, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net income (loss)	$205	($633)	$79	($1,511)
Other comprehensive loss:
Unrealized gains (losses) on investments	1	(9)	6	(10)
Currency translation adjustment	2	—	14	—
Total other comprehensive loss	3	(9)	20	(10)
Comprehensive loss	$208	($642)	$99	($1,521)

6. SEGMENT REPORTING

We operate in only one operating segment, and substantially all of our assets are located in the United States.

Revenues from customers by geographic region for the three and six months ended June 30, 2006 and 2005, respectively, were as follows, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Region
North America	$465	$400	$1,010	$863
Italy	—	57	—	109
France	48	63	82	153
Korea	—	14	—	30
Japan	—	100	—	314
Other EMEA .	7	65	7	127
Other Asia/Pacific	—	—	—	—
Total	$520	$699	$1,099	$1,596

Two North American customers accounted for 89% and 92% of total revenues, respectively, in the three months ended June 30, 2006 as compared to two North American customers accounting for 94% and 11% of total revenues, respectively in the three months ended June 30, 2005.

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

Activity related to the December 2004 restructuring in the six months ended June 30, 2006 is as follows, (in thousands):

	Worldwide workforce reduction	Lease Terminations	Software License Terminations	Total

Provision balance at December 31, 2005	$3	$—	$450	$453
Cash payments	(3)	—	(225)	(228)
Write offs	—	—	—	—
Provision balance at June 30, 2006	$—	$—	$225	$225

The balance of the software license termination costs at June 30, 2006 will be paid in full in the year ending December 31, 2006.

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

There was no activity related to the September 2004 restructuring in the six months ended June 30, 2006, as all the planned restructuring activities were completed in the three months ended March 31, 2005.

Activity related to the September 2004 restructuring for the six months ended June 30, 2005 is as follows (in thousands):

	Worldwide workforce reduction	Write-down of inventory and prepaid royalty	Manufacturing agreement termination	Total

Provision balance at December 31, 2004	$424	$—	$—	$424
Cash payments	(424)	—	—	(424)
Write offs	—	—	—	—
Provision balance at June 30, 2005, December 31, 2005 and June 30, 2006	$—	$—	$—	$—

8. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. We use words such as "anticipate," "believe," "plan," "expect," "future," "intend" and similar expressions to identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the continued downturn in the telecommunications industry and slow development of the market for network-based IP services, technological changes affecting the value of our intellectual property to the extent these conditions impact strategic alternatives available to us, failure to achieve revenue growth and profitability, changes in general economic conditions and in economic conditions in the customer service market that we currently serve, our ability to identify and acquire new business operations while continuing to provide support to our existing customers and continuing to offer our intellectual property for license or sale, the time and costs required to identify and acquire new business operations, management and board interest in and distraction due to identifying and acquiring new business operations, and the reactions, either positive or negative, of investors, competitors, customers, employees and others to our strategic direction and to any specific business opportunity selected by us, all as are discussed in more detail in the section entitled "Risk Factors" on pages 25 through 29 of this report, as well as the other risk factors discussed in that section. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents that we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we will file in the remainder of fiscal year 2006.

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

DUE TO THE ADOPTION OF OUR REDEPLOYMENT STRATEGY, THE INFORMATION APPEARING BELOW, WHICH RELATES TO PRIOR PERIODS, MAY NOT BE INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR ANY SUBSEQUENT PERIODS. THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2006 PRIMARILY REFLECTS, AND FUTURE PERIODS PRIOR TO A REDEPLOYMENT OF OUR ASSETS ARE EXPECTED TO PRIMARILY REFLECT, GENERAL AND ADMINISTRATIVE EXPENSES AND TRANSACTION EXPENSES ASSOCIATED WITH THE CONTINUING ADMINISTRATION OF THE COMPANY AND ITS EFFORTS TO REDEPLOY ITS ASSETS.

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

While the end user of our product was normally a large network service provider, we also sold product and services through small resellers and to small network service providers in Asia, Europe and North America. To recognize revenue before we receive payment, we were required to assess that collection from the customer was probable. If we could not satisfy ourselves that collection is probable, we deferred revenue recognition until we collect payment.

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

Inventory Valuation

Our inventory was either sold, scrapped or fully written-off at December 31, 2005 and June 30, 2006, respectively.

In assessing the value of our inventory, we are required to make judgments about future demand and then compare that demand with current inventory quantities and firm purchase commitments. If our inventories and firm purchase commitments are in excess of forecasted demand, we write down the value of our inventory. Prior to September 30, 2004, we generally used a 12-month forecast to assess future demand. Inventory write-downs are charged to cost of revenue. At September 30, 2004, in connection with our decision to discontinue our products, we recorded a charge of $3.5 million to cost of revenue to write our inventory down to its estimated net realizable value. During 2005, we sold $25,000 of previously written-down inventory.

Long-lived assets

At December 31, 2005 and June 30, 2006, respectively, all of our long-lived assets had been either sold, scrapped or fully written-off.

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

In the second quarter of 2004, we issued to a reseller a warrant to acquire 254,489 shares of our common stock at an exercise price of $4.65 per share. The warrant had a two-year term beginning May 28, 2004 and vested ratably over the term. If during that two-year term (1) any person or entity acquired a greater than 50% interest in us or the ownership or control of more than 50% of our voting stock or (2) we sold substantially all of our intellectual property assets, the warrant would have become exercisable. Even if the reseller did not immediately exercise the warrant upon the occurrence of such an event that made the warrant exercisable (a “trigger event”), the reseller would be entitled to securities, cash and property to which it would have been entitled to upon the consummation of the trigger event, less the aggregate price applicable to the warrant. We calculated the fair value of the warrant to be approximately $487,000 using the Black-Scholes option pricing model, using a volatility factor of .97, a risk-free interest rate of 2.5%, and an expected life of two years. The fair value of the warrant was amortized over the two-year expected life of the warrant. During the three months and six months ended June 30, 2006 we amortized $40,000 and $100,000, respectively, to cost of revenue. During the three months ended June 30, 2005, we amortized $61,000 to cost of sales and during the six months ended June 30, 2005, we amortized $61,000 to cost of sales and $158,000 to operating expense. The warrants have now expired and were not exercised. There were no triggering events during the term of the warrants.

The fair value of our options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	0.40	0.97	0.40	0.95
Risk free interest rate	5.0%	2.5%	5.0%	2.6%
Expected life	6.25 years	4 years	6.24 years	4 years

In the three and six months ended June 30, 2006 and 2005, no shares were issued under the Employee Stock Purchase Plan and that has been terminated.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

RESULTS OF OPERATIONS

Revenue

Revenue for the three months ended June 30, 2006 was $520,000 compared to $699,000 for the three months ended June 30, 2005. Revenues for the three months ended June 30, 2006 and 2005 consisted entirely of service. The decrease in revenues for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 is due primarily to our announcement in September 2004 that we were laying off all our employees and would no longer offer our product for sale and the fact that certain of our customers decommissioned their CoSine products in late 2005 or early 2006 and no longer purchase service contracts. Our business currently consists of a service operation provided by a third party contractor.

Revenues for the six months ended June 30, 2006 consisted entirely of service as compared to revenues for the six months ended June 30, 2005 wherein service revenues were $1,380,000 and product sales were $216,000. The decrease in service revenues from 2005 to 2006 is due to the discontinuation of our products in Septemeber 2004 and to the fact that our customers are decommissioning CoSine products and are not renewing their service agreements. The $216,000 in product sales in 2005 was related to “last time buys” of CoSine products. Our business currently consists of a service operation provided by a third party contractor.

Revenues from customers by geographic region for the three and six months ended June 30, 2006 and 2005, respectively, were as follows, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Region
United States	$465	$400	$1,010	$863
Italy	—	57	—	109
France	48	63	82	153
Korea	—	14	—	30
Japan	—	100	—	314
Other EMEA .	7	65	7	127
Other Asia/Pacific	—	—	—	—
Total	$520	$699	$1,099	$1,596

Non-Cash Charges Related to Equity Issuances

During the three months ended June 30, 2006 and 2005, we recorded $55,000 and $158,000, respectively, of non-cash charges related to equity issuances to cost of revenue and operating expenses. During the six months ended June 30, 2006 and 2005, we recorded $120,000 and $219,000, respectively, of non-cash charges related to equity issuances to cost of revenue and operating expenses.

Below is a reconciliation of non-cash charges related to equity issuances for the three and six months ended June 30, 2006 and 2005, as presented in our statement of operations, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Stock-based compensation expense	$15	—	$20	—
Amortization of charges related to warrants or stock options issued to non-employees in conjunction with lease and debt agreements and re-seller agreement	40	158	100	219
Net non-cash charges related to equity issuances	$55	$158	$120	$219

Cost of Revenue

For the three months ended June 30, 2006, cost of revenue was $533,000, which represented cost of our third party support contract as well as amortization of a warrant related to a reseller agreement. For the three months ended June 30, 2005, cost of revenue was $389,000, which represented the costs of our third party support contract, net of a reduction in our warranty accrual.

For the six months ended June 30, 2006, cost of revenue was $1,103,000 which represented cost of our third party support agreement and amortization of a warrant related to a reseller agreement. For the six months ended June 30, 2005, cost of revenue was $843,000, which represented costs of our third party support contract, net of a reduction of our warranty accrual.

Gross Profit (Loss)

For the three months ended June 30, 2006 and 2005, gross profit (loss) was ($13,000) and $310,000, respectively. The decrease in gross profit is due to the decline in service revenue from 2005 to 2006 and the relatively fixed nature of the third party support contract costs.

For the six months ended June 30, 2006 and 2005, gross profit (loss) was ($4,000) and $753,000, respectively. The decrease in gross profit from 2005 to 2006 is due to the fact that we discontinued product sales in September 2004. Product sales typically had a higher gross margin than service revenues. In addition, our service revenues are declining while we are maintaining a fully functioning third party support operation.

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

Research and Development Expenses

Research and development expenses were nil for the three months ended June 30, 2006 and June 30, 2005, respectively. Research and development costs for the six months ended June 30, 2006 and 2005 were nil and $103,000. Such costs for the six months ended June 30, 2005 consisted of consulting expenses as well as software license amortization costs and payments. With our announcement in September 2004 that we were laying off all employees and discontinuing our products, our engineering activities have been limited to providing consulting to existing customers and our third party contractor. We expect our research and development costs to be a minimal amount for the balance of the fiscal year.

Sales and Marketing Expenses

Sales and marketing expenses were nil for the three months ended June 30, 2006 and 2005, respectively. Sales and marketing expenses for the six months ended June 30, 2005 and 2004 were nil and $105,000, respectively. With our announcement in September 2004 that we were laying off all employees and were discontinuing our products, we have ceased essentially all ongoing sales and marketing efforts. Sales and marketing expenses for the six months ended June 30, 2005 consisted of expenses related to foreign sales offices, all of which are winding down. We expect sales and marketing expenses to be a minimal amount for the balance of the fiscal year.

General and Administrative Expenses

General and administrative expenses were $234,000 and $1.1 million for the three months ended June 30, 2006 and 2005, respectively and were $611,000 and $2.4 million for the six month periods ended June 30, 2006 and 2005, respectively. General and administrative costs for the three months and six months ended June 30, 2006 consisted of costs for our chief executive officer, consultants and contractors, office rent, audit and tax services, legal services, insurance and banking fees. General and administrative expenses for the three and six months ended June 30, 2005 consisted of consulting fees, contractor fees, legal fees, insurance costs, and office rents, as well as the costs related to the proposed merger with Tut Systems, Inc. The proposed merger was terminated in May 2005.

Restructuring and Impairment Charges

December 2004 Restructuring

In the quarter ended December 31, 2004, we continued our previously announced actions to terminate the remainder of our workforce, terminated the lease of our facilities in Redwood City, California, and terminated our office lease in Japan. In addition, we accrued for the termination of non-cancelable software license agreements, as the licenses were not expected to be used in the ongoing operations.

Activity related to the December 2004 restructuring for the six months ended June 30, 2006 is as follows, (in thousands):

	Worldwide workforce reduction	Lease Terminations	Software License Terminations	Total

Provision balance at December 31, 2005	$3	$—	$450	$453
Cash payments	(3)	—	(225)	(228)
Write offs	—	—	—	—
Provision balance at June 30, 2006	$—	$—	$225	$225

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

There was no activity related to the September 2004 restructuring in the six months ended June 30, 2006, as all the planned restructuring activities were completed in the three months ended March 31, 2005.

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

Interest Income and Other Income

For the three months ended June 30, 2006 and 2005, interest income and other income was $452,000 and $166,000, respectively. The increase from June 30, 2005 to June 30, 2006 is due to the sale of our patent portfolio for cash consideration of $180,000 in April 2006 as well as higher interest rates, partially offset by a lower balance of short term investments.

Income Tax Provision

Provision (benefit) for income taxes of nil and $11,000 for the three months ended June 30, 2006 and 2005, respectively, were comprised entirely of foreign corporate income taxes and refunds, which are a function of our operations in subsidiaries in various countries. The provision for income taxes is based on income taxes on minimum profits the foreign operations generated for services they provided to us. Our tax expense for fiscal 2006 will continue to depend on the amount and mix of income derived from sources subject to corporate income taxes of foreign taxing jurisdictions.

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

Cash, Cash Equivalents and Short-Term Investments

At June 30, 2006, cash, cash equivalents and short-term investments were $23.1 million. This compares with $23.2 million at December 31, 2005.

Operating Activities

We used $84,000 and $1.8 million in cash for operations for the six months ended June 30, 2006 and 2005, respectively. The reduced cash usage is due primarily to the $1.6 million reduction in net loss from the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.

Investing Activities

Investing activities generated $6.8 million in cash in the six months ended June 30, 2006, as compared to $5.4 million in cash generated for the six months ended June 30, 2005.

Financing Activities

There were no financing activities in the six month periods ended June 30, 2006 and 2005, respectively.

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

At June 30, 2006, we had $23.1 million in cash and short-term investments. We believe we possess sufficient liquidity and capital resources to fund our operations and working capital requirements for at least the next 12 months.

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

A sensitivity analysis was performed on our investment portfolio as of June 30, 2006 based on a modeling technique that measures hypothetical fair market value changes that would result from a parallel shift in the yield curve of plus 100 basis points. Based on this analysis, a hypothetical 100 basis point increase in interest rates would result in a $31,000 decrease in the fair value of our investments in debt securities as of June 30, 2006.

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

Prior to the issuance of our consolidated financial statements, we completed the needed analyses and our management review such that we can certify that the information contained in our consolidated financial statements for the year ended December 31, 2005 and the three and six month periods ended June 30, 2006 fairly presents, in all material respects, our financial condition and results of operations.

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

At June 30, 2006, we had an accumulated deficit of $517 million. We have incurred net losses since our incorporation. If we do not achieve profitability and are unable to obtain additional financing, we will run out of cash and cease operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 24, 2006, we held our 2006 Annual Meeting of Stockholders at which the two proposals were considered. We recommended that the stockholders vote for each of the proposals. The results of each matter considered and voted upon are as follow:

Proposal 1:	To elect a Board of Directors to serve for the ensuing year.
Of the aggregate 9,726,284 shares were represented in person or by proxy at the Annual, the shares were voted as follows:

	Nominee Donald Green Charles J. Abbe Jack L. Howard Terry R. Gibson	Votes For 9,681,834 9,682,404 9,646,448 9,648,724	Withheld 44,450 43,880 79,836 77,560

Proposal 2:	To approve a proposal to amend our Third Amended and Restated Certificate of Incorporation to reduce our authorized number of shares of Common Stock from 300,000,000 to 22,000,000
Of the aggregate 9,726,284 shares were represented in person or by proxy at the Annual, 9,527,774 shares voted for the proposal, 35,205 shares voted against the proposal, and 163,305 shares abstained.

ITEM 6. EXHIBITS

Exhibit Index on page 32.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSINE COMMUNICATIONS, INC.

Dated: August 2, 2006	By:	/s/ Terry R. Gibson
Terry R. Gibson,
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Fourth Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on May 30, 2006.

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