Form 10-Q
period 2006-09-30
COSINE COMMUNICATIONS INC
filed 2006-11-02
CIK 1060824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

There were 10,090,635 shares of the Registrant’s Common Stock, par value $.0001, outstanding on October 31, 2006.

COSINE COMMUNICATIONS, INC.

FORM 10-Q

Quarter ended September 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COSINE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for par value and share data)

	September 30, 2006	December 31, 2005
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$15,740	$12,417
Short-term investments	7,254	10,749
Accounts receivable:
Trade (net of allowance for doubtful accounts of nil at September 30, 2006 and December 31, 2005)	96	96
Other	19	209
Prepaid expenses and other current assets	114	119
Total current assets	23,223	23,590
Long-term deposits and other assets	—	250
	$23,223	$23,840

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$412	$237
Accrued other liabilities	210	874
Deferred revenue	87	126
Total current liabilities	709	1,237
Stockholders' equity:
Preferred stock, 3,000,000 authorized, none issued and outstanding	—	—
Common stock, $.0001 par value, 22,000,000 shares authorized; 10,090,635 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	1	1
Additional paid-in capital	538,977	538,947
Accumulated other comprehensive income	658	632
Accumulated deficit	(517,122)	(516,977)
Total stockholders' equity	22,514	22,603
	$23,223	$23,840

See accompanying notes to condensed consolidated financial statements.

(1) The information in this column was derived from the Company's audited consolidated financial statements for the year ended December 31, 2005.

COSINE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006		2005
Revenue:
Product	$-	$-		$-	$216
Service	134	785		1,233	2,165
Total revenue	134	785		1,233	2,381
Cost of revenue[1]	366	702		1,469	1,545
Gross profit (loss)	(232)	83		(236)	836

Operating expenses:
Research and development	-	-		-	103
Sales and marketing	-	-		-	105
General and administrative	295	422		906	2,825
Restructuring and impairment credits	-	-		-	(91)
Total operating expenses	295	422		906	2,942

Loss from operations	(527)	(339)		(1,142)	(2,106)

Interest income and other	302	191		996	470

Loss before income tax benefits	(225)	(148)		(146)	(1,636)

Income tax benefits	-	(117)		-	(94)

Net loss	$(225)	$(31)		$(146)	$(1,542)

Basic and diluted net income (loss) per share	$(0.02)	$(0.00)	$	(0.01)	$(0.15)

Shares used in computing per share amounts	10,091	10,091		10,091	10,095

See accompanying notes to condensed consolidated financial statements.

1 Cost of revenues includes non-cash (credits) charges related to equity issuances of $10 and $60 for the three months ended September 30, 2006 and 2005, respectively, and $130 and $279 for the nine months ended September 30, 2006 and 2005, respectively.

COSINE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating activities:
Net loss	($ 146)	($1,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of warrants issued for services	100	279
Stock compensation expense	30	—
Change in operating assets and liabilities:
Accounts receivable, trade	—	1,157
Other receivables	190	321
Prepaid expenses and other current assets	5	533
Other assets	150	1
Accounts payable12	175	(9)
Provision for warranty claims	—	(114)
Accrued other liabilities	(664)	(2,118)
Accrued compensation	—	(412)
Deferred revenue	(39)	(40)
Net cash used in operating activities	(198)	(1,944)

Investing activities:
Purchase of short-term investments	(8,792)	(12,275)
Proceeds from sales and maturities of short-term investments	12,313	17,129
Net cash provided by investing activities	3,521	4,854

Net increase in cash and cash equivalents	3,323	2,910
Cash and cash equivalents at the beginning of the period	12,417	9,203
Cash and cash equivalents at the end of the period	$15,740	$12,113

Supplemental information:
Income taxes paid	$—	$23
Cancellation of notes receivable due to repurchase of unvested stock	$—	$1,520
Issuance of warrant to reseller and revaluation	$—	$439

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

Liquidity and Redeployment Strategy

The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, at September 30, 2006, we have an accumulated deficit of $517 million and we sustained net losses every year since our inception. As of September 30, 2006, our business consists primarily of a customer service capability operated under contract by a third party. In July 2004, we announced that we were exploring various strategic alternatives and as a result, we initiated, in September 2004, actions to terminate most of our employees and discontinue production activities in an effort to conserve cash. These actions raised substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects relating to the recoverability and classification of the recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

The unaudited condensed consolidated financial statements have been prepared by us pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X and include the accounts of CoSine Communications, Inc. and its wholly owned subsidiaries ("CoSine" or collectively, the "Company" and which may be referred to as "we," "us" or "our"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted pursuant to the Securities Exchange Commission’s rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year. The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2005.

Stock Compensation

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment” (“SFAS No. 123 (R).” SFAS No. 123 (R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. All of our stock compensation is accounted for as an equity instrument. We previously applied Accounting Principles Board (“APB”) Opinion 25 “Accounting for Stock Issued to Employees,” and related interpretations and provided the required pro forma disclosures of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”).

Prior to the Adoption of SFAS No. 123 (R)

Prior to the adoption of SFAS No. 123 (R), we provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosures.”

The following table illustrates the effect on our net loss and net loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the three months and nine months ended September 30, 2005 (in thousands, except per share data):

	Three Months ended September 30, 2005	Nine Months ended September 30, 2005

Net loss, as reported	($ 31)	($1,542)
Add: Stock-based employee compensation expense, net of tax, included in reported net loss	—	—
Deduct: Reversal of amortization in excess of vesting, net of tax	—	—
Deduct: Stock-based employee compensation expense determined under fair value method for all stock option grants (SFAS 123 expense), net of tax	—	—
Pro forma net loss	($ 31)	($1,542)

Basic and diluted net loss per share, as reported	($0.00)	($0.15)
Pro forma basic and diluted net loss per share	($ 0.00)	($0.15)

Impact of the Adoption of SFAS No. 123 (R)

We elected to adopt the modified prospective application method as provided by SFAS No. 123 (R). The effect of recording stock-based compensation for the three and nine months ended September 30, 2006 was as follows (in thousands except per share data):

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006

Stock-based compensation expense		$10		$30
Tax effect on stock-based compensation		—		—
Net effect on net loss		$10		$30
Effect on basic and diluted net loss per share	$	(0.00)	$	(0.00)

Under the 1997, 2000 and 2002 stock option plans, the Board of Directors has the authority to determine the type of option and the number of shares subject to each option. The exercise price is generally equal to fair value of the underlying stock at the date of grant. Options generally become exercisable over a four-year period and, if not exercised, expire ten years from the date of grant. The 1997 Plan was terminated in connection with our initial public offering in 2000, and the shares reserved and unissued under the 1997 Plan were reserved for issuance under the 2000 Plan.

Under the Directors’ Option Plan, option grants are made to new non-employee directors and to continuing non-employee directors pursuant to the terms contained in the Director Stock Option Plan Agreement. The exercise price is equal to fair value of the underlying stock at the date of grant. Initial options vest in four equal annual increments immediately following the date of grant and the subsequent options vest on the fourth anniversary of the date of grant. The options, if not exercised, expire tem years from date of grant.

At September 30, 2006, the Company had the following stock plans:

	Reserved for Issuance	Shares Available for Grant	Options Outstanding
2000 Stock Option Plan	2,035,000	1,918,000	117,000
2002 Stock Option Plan	1,000,000	1,000,000	—
Directors’ Option Plan	52,000	22,000	30,000

Totals	3,087,000	2,940,000	147,000

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

During the nine months ended September 30, 2006, there were stock option grants for a total of 6,000 shares, with an exercise price of $2.45 per share, the market price on the date of grant, and 6,000 options were cancelled.

As of September 30, 2006, the unrecorded stock-based compensation balance related to stock options was $98,000 and will be recognized over an estimated weighted average amortization period of 4 years.

 Valuation Assumptions

The fair value of our options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended September 30,
	2006	2005

Dividend yield	0.0%	0.0%
Volatility	0.85	0.95
Risk free interest rate	4.12%	2.6%
Expected life	4 years	4 years

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

Stock activity under the Stock Option Plans was as follows (in thousands, except per share data):

	Shares Available for Grant	Shares	Weighted- Average Price Per Share
Balance as of December 31, 2005	2,940	147	8.37
Repurchased	—	—	—
Granted	(6)	6	2.45
Canceled	6	(6)	18.88
Balance as of September 30, 2006	2,940	147	$7.69

The aggregate intrinsic value of stock options outstanding at September 30, 2006 is $11,000. The aggregate intrinsic value of options vested and expected to vest is $11,000 at September 30, 2006. The intrinsic value of options exercisable at September 30, 2006 is $3,500.

The following table summarizes information concerning options outstanding and exercisable at September 30, 2006 (in thousands, except years and per share data):

	Options Outstanding at September 30, 2006			Options Exercisable at September 30, 2006
		Weighted-
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	Of	Contractual	Exercise	Of	Exercise
Exercise Prices	Shares	Life (Years)	Price	Shares	Price

$2.15-2.60	118	9.0	$2.56	52	$2.56
5.20	4	6.6	5.20	0	5.20
6.96	12	7.1	6.96	9	6.96
8.80	4	5.6	8.80	4	8.80
22.30	4	4.7	22.30	4	22.30
40.00-120.00	5	3.9	120.00	5	120.00
	147	8.4	$7.69	74	$12.47

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

Generally, a maximum obligation is not explicitly stated. Because the obligated amounts associated with this type of agreement are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, we have not been obligated to make payments for these obligations, and no liabilities have therefore been recorded for these obligations on its consolidated balance sheet as of September 30, 2006.

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

3. BALANCE SHEET DETAILS

Cash

At September 30, 2006, we had deposits with a financial institution that may exceed the amount of insurance provided on such deposits.

Accounts Receivable

 One North American customer accounted for 95% of total accounts receivable as of September 30, 2006, as compared to three customers comprising greater than 10% of total accounts receivable at December 31, 2005.

Inventory

In the quarter ended September 30, 2004, we announced that we had discontinued our products and accordingly wrote our inventory down to net realizable value. At December 31, 2005 and September 30, 2006, all inventory had been sold, scrapped or written-off and there was no inventory awaiting customer acceptance.

During the nine months ended September 30, 2005, $25,000 of previously written-down inventory was sold.

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

Changes in our warranty liability were as follows, in thousands:

	Nine Months Ended September 30,
	2006	2005
Beginning balance	$—	$157
Changes in estimated liability based on experience	—	(114)
Ending balance	$—	$43

4. NET LOSS PER COMMON SHARE

Basic net loss per common share is calculated based on the weighted-average number of common shares outstanding during the periods presented, less weighted-average shares outstanding that are subject to our right of repurchase. Common stock equivalents consisting of stock options and warrants (calculated using the treasury stock method), have been excluded from the diluted net loss per common share computations, as their inclusion would be antidilutive. These securities amounted to 181,000 shares and 107,000 shares for the nine months ended September 30, 2006 and 2005, respectively.

The calculations of basic and diluted net loss per share are shown below, in thousands, except per share data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net income (loss)	($ 225)	($ 31)	($ 146)	($1,542)
Basic and diluted:
Weighted-average shares of common stock outstanding	10,091	10,091	10,091	10,095
Weighted-average shares subject to repurchase	—	—	—	—
Weighted-average shares used in basic and diluted net loss per share	10,091	10,091	10,091	10,095
Basic and diluted net income (loss) per share	($0.02)	($0.00)	($ 0.01)	($0.15)

5. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are shown below, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net income (loss)	($225)	($31)	($ 146)	($1,542)
Other comprehensive loss:
Unrealized gains (losses) on investments	6	(2)	13	8
Currency translation adjustment	-	-	13	-
Total other comprehensive gain (loss)	6	(2)	26	8
Comprehensive loss	($219)	($33)	($120)	($1,534)

6. SEGMENT REPORTING

We operate in only one operating segment, and substantially all of our assets are located in the United States.

Revenues from customers by geographic region for the three and nine months ended September 30, 2006 and 2005, respectively, were as follows, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Region
North America	$100	$457	$1,110	$1,320
Italy	-	57	-	166
France	27	63	109	216
Korea	-	11	-	42
Japan	-	108	-	422
Other EMEA .	7	89	14	215
Total	$134	$785	$1,233	$2,381

Two North American customers accounted for 47% and 27% of total revenues, respectively, and one French customer accounted for 20% of total revenues in the three months ended September 30, 2006 as compared to one North American customer accounting for 47% and one Japanese customer accounting for 14% of total revenues, respectively, in the three months ended September 30, 2005.

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

Activity related to the December 2004 restructuring in the nine months ended September 30, 2006 is as follows, (in thousands):

	Worldwide workforce reduction	Lease Terminations	Software License Terminations	Total

Provision balance at December 31, 2005	$3	$—	$450	$453
Cash payments	(3)	—	(450)	(453)
Provision balance at September 30, 2006	$—	$—	$—	$—

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

There was no activity related to the September 2004 restructuring in the nine months ended September 30, 2006, as all the planned restructuring activities were completed in the three months ended March 31, 2005.

Activity related to the September 2004 restructuring for the nine months ended September 30, 2005 is as follows (in thousands):

	Worldwide workforce reduction	Write-down of inventory and prepaid royalty	Manufacturing agreement termination	Total

Provision balance at December 31, 2004	$424	$—	$—	$424
Cash payments	(424)	—	—	(424)
Provision balance at September 30, 2005, December 31, 2005 and September 30, 2006	$—	$—	$—	$—

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 is effective for fiscal years ending on or after November 15, 2006 and addresses how financial statement errors should be considered from a materiality perspective and corrected. The literature provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Historically there have been two common approaches used to quantify such errors: (i) the "rollover" approach, which quantifies the error as the amount by which the current year income statement is misstated, and (ii) the "iron curtain" approach, which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. The SEC Staff believes that companies should quantify errors using both approaches and evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The Company is currently evaluating the impact, if any, of adopting the provisions of SAB 108 on our financial position, results of operations and liquidity.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of adopting SFAS 157 on the consolidated financial condition, results of operations, and cash flows of the Company.

9. RELATED PARTY TRANSACTIONS

In August 2005 our board of directors worked with Steel Partners II, L.P., (“Steel Partners”), an entity that owned 24% of CoSine’s common stock as of August 2005, to conduct a review of CoSine’s historical net operating losses and review ownership changes sich CoSine’s inception. The study was initiated to determine the effect, if any, of such ownership changes on the availability of CoSine’s net operating loss carryforwards. Steel Partners incurred direct expenses, primarily outside legal fees, in the amount of $40,728, in connection with the study and CoSine has reimbursed such costs.

In the nine months ended September 30, 2006, Steel Partners has conducted additional research into CoSine’s net operating losses and the potential effect of ownership changes on the availability of such losses. The costs of this research are primarily outside legal and accounting fees and total $42,094 for the nine months ended September 30, 2006. At September 30, 2006, all amounts due to Steel Partners in connection with the research had been paid.

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

DUE TO THE ADOPTION OF OUR REDEPLOYMENT STRATEGY, THE INFORMATION APPEARING BELOW, WHICH RELATES TO PRIOR PERIODS, MAY NOT BE INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR ANY SUBSEQUENT PERIODS. THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 PRIMARILY REFLECTS, AND FUTURE PERIODS PRIOR TO A REDEPLOYMENT OF OUR ASSETS ARE EXPECTED TO PRIMARILY REFLECT, GENERAL AND ADMINISTRATIVE EXPENSES AND TRANSACTION EXPENSES ASSOCIATED WITH THE CONTINUING ADMINISTRATION OF THE COMPANY AND ITS EFFORTS TO REDEPLOY ITS ASSETS.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carryforwards and for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

Cash, Cash Equivalents and Short-Term Investments

We consider all highly liquid investments purchased with original maturities of three months or less from the date of purchase to be cash equivalents. Investments with maturities in excess of three months and less than one year are considered to be short term investments. We determine the appropriate classification of cash equivalents and investment securities at the time of purchase. We have classified our marketable sercurities as available-for-sale securities in the accompanying consolidated financial statements. Available-for-sale securities are carried at fair value (based on the closing price of assets held on the last business day of the period), with unrealized gains and losses reported in a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest income. Interest on securities classified as available-for-sale securities is also included in interest income. The cost of securities sold is based on the specific identification method.

Fair Value of Financial Instruments

 Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value due to short maturities.

Foreign Currency Translation

The Company has foreign subsidiaries whose financial statements are denominated in the local currency. Foreign exchange gains and losses, which result from the process of re-measuring foreign currency financial statements into U.S. dollars, have been included on the balance sheet as a cumulative foreign currency translation adjustment included in other comprehensive income (loss).

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

Inventory Valuation

Our inventory was either sold, scrapped or fully written-off at December 31, 2005 and September 30, 2006, respectively.

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

Long-lived assets

At December 31, 2005 and September 30, 2006, respectively, all of our long-lived assets had been either sold, scrapped or fully written-off.

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

In the second quarter of 2004, we issued to a reseller a warrant to acquire 254,489 shares of our common stock at an exercise price of $4.65 per share. The warrant had a two-year term beginning May 28, 2004 and vested ratably over the term. If during that two-year term (1) any person or entity acquired a greater than 50% interest in us or the ownership or control of more than 50% of our voting stock or (2) we sold substantially all of our intellectual property assets, the warrant would have become exercisable. Even if the reseller did not immediately exercise the warrant upon the occurrence of such an event that made the warrant exercisable (a “trigger event”), the reseller would be entitled to securities, cash and property to which it would have been entitled to upon the consummation of the trigger event, less the aggregate price applicable to the warrant. We calculated the fair value of the warrant to be approximately $487,000 using the Black-Scholes option pricing model, using a volatility factor of .97, a risk-free interest rate of 2.5%, and an expected life of two years. The fair value of the warrant was amortized over the two-year expected life of the warrant. During the three months and nine months ended September 30, 2006 we amortized nil and $100,000, respectively, to cost of revenue. During the three months ended September 30, 2005, we amortized $61,000 to cost of sales and during the nine months ended September 30, 2005, we amortized $61,000 to cost of sales and $158,000 to operating expense. The warrants have now expired and were not exercised. There were no triggering events during the term of the warrants.

The fair value of our options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	0.85	0.97	0.85	0.95
Risk free interest rate	4.12%	2.5%	4.12%	2.6%
Expected life	4 years	4 years	4 years	4 years

In the three and nine months ended September 30, 2006 and 2005, no shares were issued under the Employee Stock Purchase Plan and that plan has been terminated.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 is effective for fiscal years ending on or after November 15, 2006 and addresses how financial statement errors should be considered from a materiality perspective and corrected. The literature provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Historically there have been two common approaches used to quantify such errors: (i) the "rollover" approach, which quantifies the error as the amount by which the current year income statement is misstated, and (ii) the "iron curtain" approach, which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. The SEC Staff believes that companies should quantify errors using both approaches and evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The Company is currently evaluating the impact, if any, of adopting the provisions of SAB 108 on our financial position, results of operations and liquidity.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of adopting SFAS 157 on the consolidated financial condition, results of operations, and cash flows of the Company.

RESULTS OF OPERATIONS

Revenue

Revenue for the three months ended September 30, 2006 was $134,000 compared to $785,000 for the three months ended September 30, 2005. Revenues for the three months ended September 30, 2006 and 2005 consisted entirely of service. The decrease in revenues for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 is due to several of our customers terminating or reducing their purchase of service contracts. All of our remaining customers will likely terminate their purchase of service contracts in the period ending December 31, 2006.

Revenues for the nine months ended September 30, 2006 consisted entirely of service as compared to revenues for the nine months ended September 30, 2005 wherein service revenues were $2,165,000 and product sales were $216,000. The decrease in service revenues from 2005 to 2006 is due to the discontinuation of our products in September 2004 and to the fact that our customers are decommissioning CoSine products in their networks and are not renewing their service agreements. The $216,000 in product sales in 2005 was related to “last time buys” of CoSine products. Our business currently consists of a service operation provided by a third party contractor. All of our remaining customers will likely terminate their purchase of service contracts in the period ending December 31, 2006.

Revenues from customers by geographic region for the three and nine months ended September 30, 2006 and 2005, respectively, were as follows, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Region
North America	$100	$457	$1,110	$1,320
Italy	-	57	-	166
France	27	63	109	216
Korea	-	11	-	42
Japan	-	108	-	422
Other EMEA .	7	89	14	215
Total	$134	$785	$1,233	$2,381

Non-Cash Charges Related to Equity Issuances

During the three months ended September 30, 2006 and 2005, we recorded $10,000 and $60,000, respectively, of non-cash charges related to equity issuances to cost of revenue and operating expenses. During the nine months ended September 30, 2006 and 2005, we recorded $130,000 and $279,000, respectively, of non-cash charges related to equity issuances to cost of revenue and operating expenses.

Below is a reconciliation of non-cash charges related to equity issuances for the three and nine months ended September 30, 2006 and 2005, as presented in our statement of operations, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Stock-based compensation expense	$10	$-	$30	$-
Amortization of charges related to warrants or stock options issued to non-employees in conjunction with lease and debt agreements and re-seller agreement	-	60	100	279
Net non-cash charges related to equity issuances	$10	$60	$130	$279

Cost of Revenue

 For the three months ended September 30, 2006, cost of revenue was $366,000, which represented cost of our third party support contract and logistics fees. For the three months ended September 30, 2005, cost of revenue was $702,000, which represented the costs of our third party support contract, amortization of $60,000 related to a stock purchase warrant and a $219,000 reclassification of warrant amortization for the period January 1, 2005 to June 30, 2005, previously charged to operating expenses, net of a $57,000 reduction in our warranty accrual.

For the nine months ended September 30, 2006, cost of revenue was $1,469,000 which represented cost of our third party support agreement and amortization of a warrant related to a reseller agreement. For the nine months ended September 30, 2005, cost of revenue was $1,545,000, which represented costs of our third party support contract and amortization of a stock purchase warrant, net of a reduction of our warranty accrual.

Gross Profit (Loss)

For the three months ended September 30, 2006 and 2005, gross profit (loss) was ($232,000) and $83,000, respectively. The decrease in gross profit is due to the decline in service revenue from 2005 to 2006 and the relatively fixed nature of the third party support contract costs.

For the nine months ended September 30, 2006 and 2005, gross profit (loss) was ($236,000) and $836,000, respectively. The decrease in gross profit from 2005 to 2006 is due to the fact that we discontinued product sales in September 2004. Product sales typically had a higher gross margin than service revenues. In addition, our service revenues are declining at a faster rate than the costs of our third party support operation.

We expect our gross margin to continue to be affected by the volume of our service contract sales and the costs we incur with our third party contractor. We have the ability to modify our third party support contract every 90 days but we may not be able to accurately predict our future service contract sales and therefore may experience margin fluctuations, including possibly negative gross margins. We expect to incur a negative gross margin again in the quarter ending December 31, 2006, due to the declining revenue and the need to maintain a minimum level of service capability for remaining customers.

Research and Development Expenses

Research and development expenses were nil for the three months ended September 30, 2006 and September 30, 2005, respectively. Research and development costs for the nine months ended September 30, 2006 and 2005 were nil and $103,000. Such costs for the nine months ended September 30, 2005 consisted of consulting expenses as well as software license amortization costs and payments. With our announcement in September 2004 that we were laying off all employees and discontinuing our products, our engineering activities have been limited to providing consulting to existing customers and our third party contractor. We expect our research and development costs to be a minimal amount for the balance of the fiscal year.

Sales and Marketing Expenses

Sales and marketing expenses were nil for the three months ended September 30, 2006 and 2005, respectively. Sales and marketing expenses for the nine months ended September 30, 2006 and 2005 were nil and $105,000, respectively. With our announcement in September 2004 that we were laying off all employees and were discontinuing our products, we have ceased essentially all ongoing sales and marketing efforts. Sales and marketing expenses for the nine months ended September 30, 2005 consisted of expenses related to foreign sales offices, all of which are winding down. We expect sales and marketing expenses to be a minimal amount for the balance of the fiscal year.

General and Administrative Expenses

General and administrative expenses were $295,000 and $422,000 for the three months ended September 30, 2006 and 2005, respectively and were $906,000 and $2.8 million for the nine month periods ended September 30, 2006 and 2005, respectively. General and administrative costs for the three months and nine months ended September 30, 2006 consisted of costs for our chief executive officer, consultants and contractors, office rent, audit and tax services, legal services, insurance and banking fees. General and administrative expenses for the three and nine months ended September 30, 2005 consisted of consulting fees, contractor fees, accounting and tax services, legal fees, insurance costs, and office rents, as well as the costs related to the proposed merger with Tut Systems, Inc. The proposed merger was terminated in May 2005.

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

Activity related to the December 2004 restructuring for the nine months ended September 30, 2006 is as follows, (in thousands):

	Worldwide workforce reduction	Lease Terminations	Software License Terminations	Total

Provision balance at December 31, 2005	$3	$—	$450	$453
Cash payments	(3)	—	(450)	(453)
Provision balance at June 30, 2006	$—	$—	$—	$—

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

There was no activity related to the September 2004 restructuring in the nine months ended September 30, 2006, as all the planned restructuring activities were completed in the three months ended March 31, 2005.

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

Interest Income and Other Income

For the three months ended September 30, 2006 and 2005, interest income and other income was $302,000 and $191,000, respectively. The increase for both the three month and nine-month periods ended September 30, 2005 as compared to the same periods ended September 30, 2006 is due to higher interest rates, partially offset by a lower balance of short term investments.

Income Tax Provision

Provision (benefit) for income taxes of nil and $(117,000) for the three months ended September 30, 2006 and 2005, respectively, were comprised entirely of foreign corporate income taxes and refunds, which are a function of our operations in subsidiaries in various countries. The provision for income taxes is based on income taxes on minimum profits the foreign operations generated for services they provided to us. At September 30, 2006, we have ceased operations in all foreign locations. Our tax expense for fiscal 2006 will continue to depend on the amount and mix of income derived from sources subject to corporate income taxes of foreign taxing jurisdictions, if any, as we liquidate these subsidiaries.

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

Cash, Cash Equivalents and Short-Term Investments

At September 30, 2006, cash, cash equivalents and short-term investments were $23.0 million. This compares with $23.2 million at December 31, 2005.

Operating Activities

We used $198,000 and $1.9 million in cash for operations for the nine months ended September 30, 2006 and 2005, respectively. The reduced cash usage is due primarily to the $1.4 million reduction in net loss from the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005, partially offset by payments made for restructuring activities.

Investing Activities

Investing activities generated $3.5 million in cash in the nine months ended September 30, 2006, as compared to $4.9 million in cash generated for the nine months ended September 30, 2005 due to changes in the mix of investments and cash and cash equivalents.

Financing Activities

There were no financing activities in the nine month periods ended September 30, 2006 and 2005, respectively.

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

At September 30, 2006, we had $23.0 million in cash and short-term investments. We believe we possess sufficient liquidity and capital resources to fund our operations and working capital requirements for at least the next 12 months.

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

A sensitivity analysis was performed on our investment portfolio as of September 30, 2006 based on a modeling technique that measures hypothetical fair market value changes that would result from a parallel shift in the yield curve of plus 100 basis points. Based on this analysis, a hypothetical 100 basis point increase in interest rates would result in a $36,000 decrease in the fair value of our investments in debt securities as of September 30, 2006.

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

Prior to the issuance of our consolidated financial statements, we completed the needed analyses and our management review such that we can certify that the information contained in our consolidated financial statements for the year ended December 31, 2005 and the three and nine month periods ended September 30, 2006 fairly presents, in all material respects, our financial condition and results of operations.

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

At September 30, 2006, we had an accumulated deficit of $517 million. We have incurred net losses since our incorporation. If we do not achieve profitability and are unable to obtain additional financing, we will run out of cash and cease operations.

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

COSINE COMMUNICATIONS, INC.

By:	/s/ Terry R. Gibson
Terry R. Gibson,
Dated: November 2, 2006	Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

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