Form 10-K
period 2006-12-31
COSINE COMMUNICATIONS INC
filed 2007-03-23
CIK 1060824

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number 000-30715

CoSine Communications, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-3280301
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

560 South Winchester Blvd., Suite 500 San Jose, California	95128
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code:
(408) 236-7518

Securities Registered Pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, $.0001 Par Value
(Title of each class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
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

The aggregate market value of the voting and non voting common equity held by non-affiliates of the Registrant was $10,535,817 based on the number of shares held by non-affiliates as of March 1, 2007, and based on the reported last sale price of common stock on June 30, 2006, which is the last business day of the Registrant’s most recently completed second fiscal quarter. Shares of stock held by officers, directors and 5 percent or more stockholders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2007, there were 10,090,635 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for our 2007 Annual Meeting of Shareholders are incorporated into Part III of this
Form 10-K.

COSINE COMMUNICATIONS, INC.

FORM 10-K
Year Ended December 31, 2006

SAFE HARBOR STATEMENT UNDER
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K contains forward-looking statements. We use words such as "anticipate," "believe," "plan," "expect," "future," "intend" and similar expressions to identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, failure to achieve revenue growth and profitability, our ability to identify and acquire new business operations, the time and costs required to identify and acquire new business operations, management and board interest in and distraction due to identifying and acquiring new business operations, and the reactions, either positive or negative, of investors and others to our strategic direction and to any specific business opportunity selected by us, all as are discussed in more detail in the section entitled "Risk Factors" on pages 6 to 9 of this report, as well as the other risk factors discussed in that section. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents that we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we file in fiscal year 2007.

PART I

Item 1.	Business

Overview

CoSine Communications, Inc. ("CoSine" or the "Company," which may be referred to as "we," "us" or "our") was incorporated in California on April 14, 1997 and in August 2000 was reincorporated in the State of Delaware. We were a provider of carrier network equipment products and services until the fourth quarter of fiscal year 2004 during which time we discontinued our product lines, took actions to lay-off most of our employees, terminated contract manufacturing arrangements, contractor and consulting arrangements and various facility leases, and sold, scrapped or wrote-off our inventory, property and equipment. From the fourth quarter of fiscal year 2004 through December 31, 2006, our business consisted primarily of a customer support capability for our discontinued products provided by a third party. In March 2006, we sold the rights to our patent portfolio, and in November 2006, we sold the remaining intellectual property rights to our carrier network equipment products and services. We terminated all customer service operations effective December 31, 2006 and do not intend to offer customer support services for our discontinued products in the future. We continue to execute our redeployment strategy, whereby we plan to identify and acquire one or more new business operations with existing or prospective taxable earnings that can be offset by use of our net operating loss carry-forwards (“NOLs”).

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

On January 7, 2005, we entered into an Agreement and Plan of Merger with Tut Systems, Inc. The merger was terminated on May 16, 2005.

On June 10, 2005, we reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission that our stock would be de-listed from the Nasdaq National Market System pursuant to Nasdaq Marketplace Rules 4300 and 4330(a)(3). Our stock was de-listed on June 16, 2005 and now trades in the over the counter market and is quoted on the Pink Sheets Electronic Quotation Service under the symbol “COSN.PK.”

In July 2005, we completed a comprehensive review of strategic alternatives, including a sale of the Company, a sale or licensing of intellectual property, a redeployment of our assets into new business ventures, or a winding-up and liquidation of the business and a return of capital. The board of directors approved a plan to enhance stockholder value by redeploying our existing assets and resources to identify and acquire one or more new business operations, while continuing to support our existing customers and continuing to offer our intellectual property for license or sale. Our redeployment strategy involves the acquisition of one or more operating businesses with existing or prospective taxable earnings that can be offset by use of our net operating loss carry-forwards (“NOLs”). No candidate for acquisition has yet been identified, and no assurance can be given that we will find suitable candidates, and if we do, that we will be able to utilize our existing NOLs.

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

At our 2005 Annual Meeting of Stockholders, the stockholders approved two amendments to our Second Amended and Restated Certificate of Incorporation. The first amendment restricts certain acquisitions of our securities in order to help assure the preservation of our NOLs. Although the transfer restrictions imposed on our securities is intended to reduce the likelihood of an impermissible ownership change, no assurance can be given that such restrictions would prevent all transfers that would result in an impermissible ownership change. This amendment generally restricts and requires prior approval of our board of directors of direct and indirect acquisitions of our equity securities if such an acquisition will affect the percentage of our capital stock that is treated as owned by a 5% stockholder. The restrictions will generally only affect persons trying to acquire a significant interest in our common stock. The second amendment to our Second Amended and Restated Certificate of Incorporation at our 2005 Annual Meeting de-classified our board of directors providing for an annual election of all our directors.

In March 2006, we sold the rights to our patent portfolio and, in November 2006, the rights to the intellectual property related to our carrier networking products and services. At December 31, 2006, we ceased all customer service operations.

We are continuing to seek to redeploy our existing resources to identify and acquire one or more new business operations with existing or prospective taxable earnings that can be offset by use of our NOLs.

Prior Business

Prior to and during the period ended September 30, 2004, we developed, marketed and sold a communications platform referred to as our IP Service Delivery Platform. Our product was designed to enable carrier network service providers to rapidly deliver a portfolio of communication services to business and consumer customers. We marketed our IP Service Delivery Platform through our direct sales force and through resellers to network service providers in Asia, Europe and North America.

During this period, the market for our IP Service Delivery Platform had been in the early stages of development, and the volume and timing of orders was difficult to predict. A customer’s decision to purchase our platform typically involved a significant commitment of its resources and a lengthy evaluation, testing and product qualification process. The long sales cycle and the timing of our customers’ rollout of services made possible by our platform, which affected repeat business, caused our revenue and operating results to vary significantly and unexpectedly from quarter to quarter and constrained our ability to secure new customers. We did not generate sufficient revenue to fund our communications platform product operations and were unable to increase our revenue in order to reduce our cash consumption and remain a viable and competitive supplier of communications platform products. We formally discontinued our communications platform products in fiscal year 2004 and ceased all our related customer support services as of December 31, 2006.

Products, Services and Technology

Prior to our announcement on September 8, 2004 that we were discontinuing sale of our products, we were a supplier of carrier network equipment which we referred to as our IP Service Delivery Platform. Our IP Service Delivery Platform consisted of hardware elements: a chassis, including our IPSX 9500 and IPSX 3500 Service Processing Switches, and sub-systems known as our IPSGs; and software components consisting of our InVision and InGage software. We formally discontinued our IP Service Delivery Platform in fiscal year 2004, sold the rights to our patent portfolio in March 2006, sold the remaining rights to our carrier network intellectual property in November 2006 and ceased all our related customer support services as of December 31, 2006.

Customers

During the year ended December 31, 2006, we recognized revenue from seven customers. Sprint, AT&T and Rogers Telecom accounted for 58%, 19% and 11% of our revenue, respectively. Geographically, our revenue was distributed as follows: North America 89% and Europe 11% (See Note 1 of the Notes to Consolidated Financial Statements). A small number of customers accounted for a substantial portion of our revenues, and the loss of any one customer would have a material impact on our results of operations. At December 31, 2006, we had no customers.

Sales and Marketing

We ceased all sales and marketing activities in September 2004. We had no sales and marketing employees at December 31, 2006.

Customer Service and Support

We provided transition support services to our existing customers through December 31, 2006, at which time we ceased providing customer support services. Our service and support operations were conducted by a third party contractor, and we had no employees in customer service and support at December 31, 2006.

Research and Development

We ceased all research and development activities in September 2004, other than to offer our existing customers transition support services, as provided by a third party contractor through December 31, 2006. At December 31, 2006, we had no employees in research and development.

Our research and development expenses, including non-cash charges related to equity issuances, totaled nil, $0.1 million and $15.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Manufacturing

We ceased all manufacturing activities in December 2004 and had no employees in manufacturing at December 31, 2006.

Backlog

Historically, our backlog has included purchase orders from customers with approved credit status, representing products and services we planned to deliver within 12 months, plus our then current balance of deferred revenue. At December 31, 2006, 2005 and 2004, we had no backlog.

Competition

We provided transition support services for our discontinued products to our existing customers through December 31, 2006 at which time we terminated all such services. Due to the fact that our transition support services were limited to our own discontinued products and the limited period of availability for those transition support services, we did not foresee any material competition for our transition support services.

Intellectual Property

We have relied on copyright, patent, trade secret and trademark law to protect our intellectual property. In March 2006, we sold the rights to our patent portfolio for cash consideration of $180,000, retaining a royalty-free license allowing us to continue to use our former patent portfolio in support of our existing customers. In November 2006, we sold the remaining intellectual property rights related to our carrier networking products and services for consideration of $80,000, retaining rights to support our existing customers through December 31, 2006.

Employees

We had one employee, Terry R. Gibson, our President, Chief Executive Officer and Chief Financial Officer, at December 31, 2006.

Executive Officers of the Registrant

The name of our executive officer and his age, title and biography as of March 15, 2007 appears below.

Name	Age	Position

Terry R. Gibson	53	President, Chief Executive Officer, Chief Financial Officer and Secretary

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

Available Information

We file annual reports, quarterly reports, proxy statements and other documents with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934 (the "Exchange Act").. The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may obtain information on the operation of the public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

Item 1A. Risk Factors

Our future results and the market price for our stock are subject to numerous risks, many of which are driven by factors that we cannot control or predict. The following discussion, as well as other sections of this Annual Report on Form 10-K including Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, describes certain risk factors related to our business. You should carefully consider the risk factors described below in conjunction of the other information is this document.

We have sold our operating assets, our patent portfolio and our intellectual property and are executing a redeployment strategy. There can be no assurance that the redeployment strategy will increase shareholder value, and we may decide to liquidate.

We have incurred losses since inception and expect that net losses and negative cash flow will continue for the foreseeable future. Between September 2004 and December 2004, we announced the termination of most of our employees and that our products had been formally discontinued to facilitate the strategic alternatives then in consideration and ceased all operations other than a customer service and support capability. In July 2005, we completed a comprehensive review of strategic alternatives and approved a plan to redeploy our existing resources to identify and acquire one or more new business operations, while continuing to support our existing customers and continuing to offer our intellectual property for license or sale. In March 2006, we sold the rights to our patent portfolio, and in November 2006, we sold the remaining intellectual property rights related to our carrier network equipment products and services. In December 2006, we discontinued our customer service business. If we are not successful in executing our redeployment strategy we will continue to incur operating losses and negative cash flow and may at some point decide to liquidate and return the net proceeds to our stockholders. In the case of a liquidation or bankruptcy, we would need to hold back or distribute assets to cover liabilities before paying stockholders, which may therefore reduce or delay the proceeds that stockholders may receive for their ownership in us. However, we believe we have adequate cash resources to continue to realize our assets and discharge our liabilities as a company through 2007.

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

NOLs may be carried forward to offset federal and state taxable income in future years and eliminate income taxes otherwise payable on such taxable income, subject to certain adjustments. Based on current federal corporate income tax rates, our NOLs and other carry-forwards could provide a benefit to us, if fully utilized, of significant future tax savings. However, our ability to use these tax benefits in future years will depend upon the amount of our otherwise taxable income. If we do not have sufficient taxable income in future years to use the tax benefits before they expire, we will lose the benefit of these NOLs permanently. Consequently, our ability to use the tax benefits associated with our substantial NOLs will depend significantly on our success in identifying suitable acquisition candidates, and once identified, successfully consummating an acquisition of these candidates.

Additionally, if we underwent an ownership change, the NOLs would be subject to an annual limit on the amount of the taxable income that may be offset by our NOLs generated prior to the ownership change. If an ownership change were to occur, we may be unable to use a significant portion of our NOLs to offset taxable income. In general, an ownership change occurs when, as of any testing date, the aggregate of the increase in percentage points is more than 50 percentage points of the total amount of a corporation's stock owned by "5-percent stockholders," within the meaning of the NOLs limitations, whose percentage ownership of the stock has increased as of such date over the lowest percentage of the stock owned by each such "5-percent stockholder" at any time during the three-year period preceding such date. In general, persons who own 5% or more of a corporation's stock are "5-percent stockholders," and all other persons who own less than 5% of a corporation's stock are treated, together, as a single, public group "5-percent stockholder," regardless of whether they own an aggregate of 5% of a corporation's stock.

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

Certain transfer restrictions implemented by us to preserve our net operating loss carryforwards may not be effective or may have some unintended negative effects.

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

Our customers may sue us because we discontinued our products and may not meet all our contractual commitments.

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

Our products are technically complex and can be adequately tested only when put to full use in large and diverse networks with high amounts of traffic. They have in the past contained, and may in the future contain, undetected or unresolved errors or defects. Despite extensive testing, errors, defects or failures may be found in our products. If this happens, we may experience product returns, increased service and warranty costs, any of which could have a material adverse effect on our business, financial condition and results of operations. Moreover, because our products are designed to provide critical communications services, we may receive significant liability claims. We attempted to include in our agreements with customers and distribution partners provisions intended to limit our exposure to liability claims. However, such provisions may not be effective in any or all cases or under any or all scenarios, and they may not preclude all potential claims resulting from a defect in one of our products or from a defect related to the installation or operation of one of its products. Although we maintain product liability and errors and omissions insurance covering certain damages arising from implementation and use of their products, our insurance may not cover all claims sought against us. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. As a result, any such claims, whether or not successful, could seriously damage our business prospects.

If we became involved in an intellectual property dispute, we could be subject to significant liability, the time and attention of our management could be diverted from pursuing strategic alternatives.

We may become a party to litigation in the future because others may allege infringement of their intellectual property. These claims and any resulting lawsuits could subject us to significant liability for damages. These lawsuits, regardless of their merits, likely would be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation alleging our infringement of a third-party’s intellectual property also could force us to:

•	obtain from the owner of the infringed intellectual property right a license to sell the relevant technology, which license may not be available on reasonable terms, or at all; or

•	redesign those products or services that use the infringed technology.

We have a history of losses that we expect will continue, and if we do not achieve profitability we may cease operations.

At December 31, 2006, we had an accumulated deficit of $517 million. We have incurred net losses since our incorporation. If we do not achieve profitability and are unable to obtain additional financing, we will run out of cash and cease operations.

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

On November 15, 2001, we, along with certain of our officers and directors, were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now captioned In re CoSine Communications, Inc. Initial Public Offering Securities Litigation, Case No. 01 CV 10105. The complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering. The complaint brings claims for the violation of several provisions of the federal securities laws against those underwriters, and also against us and each of the directors and officers who signed the registration statement relating to the initial public offering. The plaintiffs seek unspecified monetary damages and other relief. Similar lawsuits concerning more than 300 other companies' initial public offerings were filed during 2001, and this lawsuit is being coordinated with those actions in the Southern District of New York before Judge Shira A. Scheindlin.

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

In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the court for approval. The terms of the settlement, if approved, would dismiss and release all claims against the participating defendants (including us). In exchange for this dismissal, D&O insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On August 31, 2005, the court issued an order granting preliminary approval of the settlement. On April 24, 2006, the court held a fairness hearing in connection with the motion for final approval of the settlement but has yet to rule on this motion.

On December 5, 2006, the Court of Appeals for the Second Circuit reversed the court's October 2004 order certifying a class in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. It is unclear what impact this will have on the case. The settlement is subject to a number of conditions, including final court approval, which cannot be assured. If the settlement is not consummated, we intend to defend the lawsuit vigorously. However, we cannot predict its outcome with certainty. If we are not successful in our defense of this lawsuit, we could be forced to make significant payments to the plaintiffs and their lawyers, and such payments could have a material adverse effect on our business, financial condition and results of operations if not covered by our insurance carrier. Even if these claims are not successful, the litigation could result in substantial costs and divert management's attention and resources, which could adversely affect our business, results of operations and financial position.

In the ordinary course of business, we are involved in legal proceedings involving contractual obligations, employment relationships and other matters. Except as described above, we do not believe there are any pending or threatened legal proceedings that will have a material impact on our financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

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

The following table sets forth the high and low sales price of our common stock in the years ended December 2005 and 2006. Our common stock was de-listed from Nasdaq National Market System on June 15, 2005. For the remainder of fiscal year 2005 and for all of fiscal year 2006, our common stock is traded in the over-the-counter market. The following table sets forth the range of high and low bid information of our common stock. The high and low bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
2006
First quarter	$2.55	$2.31
Second quarter	$2.70	$2.35
Third quarter	$2.85	$2.42
Fourth quarter	$3.40	$2.58
2005
First quarter	$2.54	$1.94
Second quarter	$2.76	$1.94
Third quarter	$3.15	$1.85
Fourth quarter	$2.85	$2.30

Stockholders

According to the records of our transfer agent, at March 12, 2007 we had approximately 276 shareholders of record. The majority of our shares are held in approximately 4,100 customer accounts held by brokers and other institutions on behalf of stockholders.

Dividends

To date, we have not declared or paid any cash dividends on our common stock. Our current policy is to retain future earnings, if any, for use in the operations, and we do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes equity compensation plans approved by stockholders and equity compensation plans that were approved and not approved by the stockholders as of December 31, 2006:

EQUITY COMPENSATION PLAN INFORMATION

	Number of Securitiesto be Issued UponExercise of OutstandingOptions, Warrants and	Weighted- AverageExercise Price of Outstanding Options, Warrants and	Number of Securities Remaining Available forFuture Issuance UnderEquity Compensation
Plan category	Rights	Rights	Plans (1)

Equity compensation plans approved by stockholders	147,000 (2)	$7.69 (2)	1,940,455 (3)
Equity compensation plans not approved by stockholders (4)	—	—	1,000,000

Total	147,000	$7.69	2,940,455

(1)	These numbers exclude shares listed under the column heading "Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights."

(2)
Includes 5,000 shares subject to outstanding options under the 1997 Stock Plan, 112,000 shares subject to outstanding options under the 2000 Stock Plan, and 30,000 shares subject to outstanding options under the Director Plan.

(3)	Includes 1,924,455 shares available for future issuance under the 2000 Stock Plan, 16,000 shares available for future issuance under the Director Plan.

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

Performance Graph

Notwithstanding anything to the contrary set forth in any of our previous or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, the following Performance Graph, in whole or in part, shall not be incorporated by reference into any such filings and shall not otherwise be deemed to be "soliciting material" or " filed" under such acts.

The following graph demonstrates a comparison of cumulative total returns for our Common Stock, the Nasdaq Composite Index, the Russell 2000 Index and the Nasdaq Telecommunications Index for each of the last five fiscal years ended December 31, 2006. The graph assumes an investment of $100 on December 31, 2001 in each of our Common Stock, and the stocks comprising the Nasdaq Composite Index, the Russell 2000 Index and the Nasdaq Telecommunications Index. The Indices assume that all dividends were reinvested. On June 16, 2005, our Common Stock was de-listed from the Nasdaq National Market System and now trades in the over the counter market and is quoted on the Pink Sheets Electronic Quotation Service under the symbol “COSN.PK.” We were a provider of carrier network equipment products and services until the fourth quarter of fiscal year 2004 during which time we discontinued our product lines. We terminated all customer service operations effective December 31, 2006 and do not intend to offer customer support services for our discontinued products in the future. We are currently seeking to redeploy our existing resources to identify and acquire one or more new business operations with existing or prospective taxable earnings that can be offset by use of our NOLs. We have not identified any suitable acquisition candidates or what our new line of business will be and, therefore, cannot currently identify a group of comparable peer companies in an industry or line of business similar to our current business that we believe would provide our stockholders with a meaningful comparison.

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06

COSINE COMMUNICATIONS, INC.	100.00	38.97	47.61	18.06	15.48	21.42
NASDAQ COMPOSITE INDEX	100.00	69.66	99.71	113.79	114.47	124.20
RUSSELL 2000 INDEX	100.00	79.52	117.09	138.55	144.86	171.47
NASDAQ TELECOMMUNICATIONS INDEX	100.00	61.62	110.79	106.16	100.63	127.11

The Stock Performance shown on the Graph above is not necessarily indicative of future performance. We will not make nor endorse any predictions as to future stock performance.

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

The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes. The selected consolidated statements of operations data for the years ended December 31, 2006, 2005 and 2004 and the selected consolidated balance sheet data as of December 31, 2006 and 2005, are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the fiscal years ended prior to December 31, 2004, and the selected consolidated balance sheet data prior to December 31, 2005, are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The historical results presented below are not necessarily indicative of future results.

	Year Ended December 31
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$1,361	$3,315	$9,675	$14,621	$23,632
Cost of revenue	1,663	2,049	7,086	6,765	13,807
Gross profit (loss)	(302)	1,266	2,589	7,856	9,825
Operating expenses:
Research and development	—	103	15,078	21,756	32,396
Sales and marketing	—	105	10,052	13,808	28,271
General and administrative	1,316	3,227	6,064	7,226	10,959
Restructuring and impairment charges	—	(91)	8,909	336	34,538
Total operating expenses	1,316	3,344	40,103	43,126	106,164
Loss from operations	(1,618)	(2,078)	(37,514)	(35,270)	(96,339)
Other income (expense):
Interest income	1,101	678	489	1,296	3,535
Interest expense	(4)	—	(3)	(224)	(966)
Other	918	(46)	(276)	(447)	313
Total other income	2,015	632	210	625	2,882
Income (loss) before income tax provision (credit)	397	(1,446)	(37,304)	(34,645)	(93,457)
Income tax provision (credit)	(52)	(228)	33	287	509
Net income (loss)	$449	$(1,218)	$(37,337)	$(34,932)	$(93,966)
Basic net income (loss) per common share	$0.04	$(0.12)	$(3.70)	$(3.57)	$(9.72)
Diluted net income (loss) per common share	$0.04	$(0.12)	$(3.70)	$(3.57)	$(9.72)
Shares used in computing basic net income (loss) per common share	10,091	10,094	10,082	9,791	9,670
Shares used in computing diluted net income (loss) per common share	10,096	10,094	10,082	9,791	9,670

Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$22,857	$23,166	$24,913	$57,752	$101,467
Working capital	22,477	22,353	23,214	59,705	91,868
Total assets	23,036	23,840	27,823	73,426	119,561
Working capital loans	—	—	—	—	131
Accrued rent	—	—	—	2,078	2,069
Total stockholders’ equity	22,477	22,603	23,364	61,174	93,481

Quarterly financial information (unaudited):

	2005				2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
Revenue	$897	$699	$785	$934	$579	$520	$134	$128
Gross profit (loss)	443	310	83	430	9	(13)	(232)	(66)
Net income (loss)	(878)	(633)	(31)	324	(126)	205	(225)	595
Basic and diluted net income (loss) per share	$(0.09)	$(0.06)	$(0.00)	$0.03	$(0.01)	$0.02	$(0.02)	$0.05

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our strategy is to enhance stockholder value by pursuing opportunities to redeploy our assets through an acquisition of one or more operating business with existing or prospective taxable earnings that can be offset by use of our net operating loss carry-forwards (“NOLs”). In 2006, we completed the wrap-up of our carrier services business, providing customer support services for our discontinued products through December 31, 2006, at which time we terminated all customer support offerings. We also sold the remaining assets of our carrier network products business with the sale of our patent portfolio in March 2006 and the sale of the rights to the related intellectual property in November 2006.

We were a provider of carrier network equipment products and services until the fourth quarter of fiscal year 2004 during which time we discontinued our product lines, took actions to lay-off most of our employees, terminated contract manufacturing arrangements, contractor and consulting arrangements and various facility leases, and sold, scrapped or wrote-off our inventory, property and equipment. In July 2005, we completed a comprehensive review of strategic alternatives, including a sale of the Company, a sale or licensing of intellectual property, a redeployment of our assets into new business ventures, or a winding-up and liquidation of the business and a return of capital. At that time, the board of directors approved the strategy of redeploying our existing resources to identify and acquire one or more new business operations, while continuing to support our existing customers and continuing to offer our intellectual property for license or sale.

Due to the adoption of our redeployment strategy, the information appearing below, which relates to prior periods, may not be indicative of the results that may be expected for any subsequent periods. The year ended December 31, 2006 primarily reflects, and future periods prior to a redeployment of our assets are expected to primarily reflect, general and administrative expenses and transaction expenses associated with the continuing administration of the Company and its efforts to redeploy its assets.

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

While the end user of our product was normally a large network service provider, we also sold products and services through small resellers and to small network service providers in Asia, Europe and North America. To recognize revenue before we receive payment, we were required to assess that collection from the customer was probable. If we could not satisfy ourselves that collection was probable, we deferred revenue recognition until we collected payment.

Through December 31, 2006, our business consisted primarily of customer service revenue. We record revenue as earned for customer service revenue, once we satisfy ourselves that collection from the customer is probable. If we cannot satisfy ourselves that collection is probable, we defer revenue recognition until we collect payment.

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

Inventory Valuation

Our inventory was either sold, scrapped or fully written-off at December 31, 2004, 2005 and 2006, respectively.

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

Long-lived assets

At December 31, 2006, 2005 and 2004, respectively, all of our long-lived assets had been either sold, scrapped or fully written-off.

We evaluate the carrying value of long-lived assets, consisting primarily of property, plant and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In assessing the recoverability of long-lived assets, we compare the carrying value of the assets to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, the assets will be written down to their estimated fair value. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based on our weighted average cost of capital or specific appraisal, as appropriate. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of overall market conditions and our participation in the market. Changes in these estimates could have a material adverse effect on the assessment of the long-lived assets such that we may be required to record further asset write-downs in the future. We had no impairment charges in 2006 or 2005. During 2004, we charged $2.3 million to operating expenses as a result of impairments. During 2004, we had a gain of $ 0.9 million with the sale of previously written-down long-lived assets.

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

We no longer offer a warranty on product or service sales and all warranty obligations have expired prior to December 31, 2006.

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

•
Re-priced stock options: In November 2002, we re-priced 1,091,453 outstanding employee stock options to purchase shares of our common stock with original exercise prices ranging from $5.45 per share to $159.38 per share. These options were re-priced to $5.00 per share, which was higher than the fair market value of the underlying shares on the re-pricing date. In July 2001, we re-priced 722,071 unexercised employee stock options to $15.50 per share, the fair market value of the underlying shares on the re-pricing date. These options had previously been granted at prices ranging from $40.00 to $400.00 per share. Compensation will be re-measured for these options until they are exercised, canceled, or expire. During the year ended December 31, 2006, no stock options re-priced in November 2002 were still outstanding.

Some of the stock options granted to our employees prior to our IPO in September 2000 had resulted in deferred compensation as a result of stock options having an exercise price below their estimated fair value. Deferred compensation was presented as a reduction to stockholders’ equity on the consolidated balance sheet and is then amortized using an accelerated method over the vesting period of the applicable options. When an employee terminates, an expense credit is recorded for any amortization that has been previously recorded as an expense in excess of vesting.

In the first quarter of 2004, we began a program whereby we granted employees bonuses in shares of our common stock based on the achievement of certain Company objectives. At the end of each quarter, we determined whether objectives have been achieved and set the total value of the common stock grant. The number of shares to be issued is calculated the following quarter based on the fixed value of the common stock issued, as determined at quarter-end, divided by our stock price on the issuance date. Compensation expense is accrued in full in the quarter in which it is earned. No employee bonuses were earned in the second, third or fourth quarters of 2004 or in any quarter of 2005 or 2006 as the quarterly objectives were not met.

In the second quarter of 2004, we issued to a reseller a warrant to acquire 254,489 shares of our common stock at an exercise price of $4.65 per share. The warrant had a two-year term beginning May 28, 2004 and vested ratably over the term. If during the two-year term (1) any person or entity had acquired a greater than 50% interest in us or the ownership or control of more than 50% of our voting stock or (2) we had sold substantially all of our intellectual property assets, the warrant would have become exercisable. Even if the reseller did not immediately exercise the warrant upon the occurrence of such an event that made the warrant exercisable (a “trigger event”), the reseller would have been entitled to securities, cash and property to which it would have been entitled to upon the consummation of the trigger event, less the aggregate price applicable to the warrant. We calculated the fair value of the warrant to be approximately $487,000 using the Black-Scholes option pricing model, using a volatility factor of .97, a risk-free interest rate of 2.5%, and an expected life of two years. The fair value of the warrant was being amortized over the two-year expected life of the warrant. During the years ended December 31, 2006 and 2005, we amortized $100,000 and $339,000, respectively, to cost of revenue. During the year ended December 31, 2004, we amortized $6,000 to cost of revenue and $42,000 to general and administrative expenses.

RESULTS OF OPERATIONS

Revenue

In 2004, the majority of our revenue was recognized from the sale of our IP Service Delivery Platform and subsequent service support arrangements. In 2005 and 2006, our revenues were earned primarily from our customer service contracts. We recognize product revenue at the time of shipment or delivery (depending on shipping terms), assuming that persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collection is probable, unless we have future obligations for installation or require customer acceptance, in which case revenue is deferred until these obligations are met. Our product incorporates software that is not incidental to the related hardware and, accordingly, we recognize revenue in accordance with the American Institute of Certified Public Accountants issued Statement of Position 97-2 “Software Revenue Recognition.” For arrangements that include the delivery of multiple elements, the revenue is allocated to the various products based on “vendor-specific objective evidence” (VSOE) of fair value. We establish VSOE based on either the price charged for the product when the same product is sold separately or for products not yet sold separately, based on the list prices of such products individually established by management with the relevant authority to do so.

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

Amounts billed in excess of revenue recognized are included as deferred revenue in the accompanying consolidated balance sheets.

Revenue from customers by geographic region for the years ended December 31, 2006, 2005 and 2004 was as follows, in thousands:

	2006	%	2005	%	2004	%
North America	$1,211	89%	$1,901	57%	$3,364	35%
Asia/Pacific	—	—	617	19	3,258	34
Europe	150	11%	797	24	3,053	31
Total revenue	$1,361	100%	$3,315	100%	$9,675	100%

Hardware, software and service revenue for the years ended December 31, 2006, 2005 and 2004 was as follows, in thousands:

	2006	%	2005	%	2004	%
Hardware	$—	—	$26	1%	$6,316	65%
Software	—	—	190	6	608	6
Services	1,361	100%	3,099	93	2,751	29

Total revenue	$1,361	100%	$3,315	100%	$9,675	100%

In 2006, all of our revenue was earned from our customer service contracts. The decline in revenue as compared to the prior year is due to the fact that our customers continued their transition from the discontinued CoSine products to other suppliers and, as a result, the demand for our services decreased during the year. At December 31, 2006, we discontinued our service offerings. See "Outlook" section on pages 25 to 26 and "Risk Factors" section on pages 6 to 9.

In 2005, our revenues were earned primarily from our customer service contracts. Hardware revenue consisted of a $26,000 sale of previously written-down equipment and software revenue consisted of $190,000 for sales of nonexclusive software licenses. Our customers purchased service contracts for their installed systems while they planned and executed their transition from our networking systems to other suppliers.

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

As of December 31, 2006, 2005 and 2004, we deferred nil, $0.1 million and $0.5 million, respectively, of revenue from contracts that we immediately invoiced but which provide for subsequent customer acceptance, consulting services and post-contract support services.

Non-Cash Charges and Credits Related to Equity Issuances

We amortized (benefited from) $140,000, $339,000 and ($780,000) of non-cash charges (credits) related to equity issuances to cost of revenue, operating expenses and interest expense, for the years ended December 31, 2006, 2005 and 2004, respectively.

Below is a reconciliation of non-cash charges related to equity issuances for the years ended December 31, 2006, 2005 and 2004, affecting our cost of revenue, operating expenses and interest expense, in thousands:

	Year ended December 31,
	2006	2005	2004
Amortization of deferred compensation related to stock options granted to employees prior to our initial public offering having an exercise price below fair market value	$—	$—	$92
Credits related to the reversal of deferred stock compensation amortization in excess of vesting for terminated employees	—	—	(1,203)
Amortization of deferred compensation associated with re-pricing	—	—	55
Issuance of common stock for employee stock bonus	—	—	228
Amortization of charges related to warrants or stock options issued to non-employees in conjunction with lease, debt and reseller agreements	100	339	48
Employee stock-based compensation	40	—	—
Net non-cash charges related to equity issuances	$140	$339	$(780)

Equity-related charges, which are largely dependent on our quarterly stock price, may cause our expenses to materially fluctuate from quarter-to-quarter and year-to-year.

Cost of Revenue

Cost of revenue includes all costs of producing our sold products, including the costs of outsourced manufacturing, software royalties, shipping, warranties, related manufacturing overhead costs and the costs of providing our service offerings, including personnel engaged in providing maintenance and consulting services to our customers. To the extent that the value of inventory is written down, this will be reflected in cost of revenue. We have also incurred non-cash charges and credits related to equity issuances including amortization of a warrant issued to a reseller in 2004. We outsourced the majority of our manufacturing and repair operations and customer support capabilities. A significant portion of our cost of revenue consists of payments to our contract manufacturers and third party customer support service provider. Historically, we conducted manufacturing engineering, final assembly, configuration testing and documentation control at our facilities in Redwood City, California.

Cost of revenue for the year ended December 31, 2006 was $1.7 million. Cost of revenue included $1.6 million for the cost of our third party customer support service provider, and $0.1 million for amortization of a warrant issued to a reseller in 2004.

Cost of revenue for the year ended December 31, 2005 was $2.0 million, or 61.8% of revenue. Cost of revenue included $1.7 million or 83% for the cost of our third party customer support service provider, and $0.3 million or 17% for amortization of a warrant issued to a reseller in 2004.

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

Gross Profit

For the years ended December 31, 2006, 2005 and 2004, gross profit (loss) was ($0.3) million, $1.3 million and $2.6 million, respectively.

The decrease in gross profit for the year ended December 31, 2006 compared to December 31, 2005 is due to the decline in revenue and to the fact that the resources needed to provide the support services could not be reduced to fully offset the revenue decline.

The increase in gross margin as a percent of revenue for the year ended December 31, 2005 compared to December 31, 2004 is due to the charges taken in 2004, including the $2.8 million net inventory write-down and the $0.4 million in costs to terminate contract manufacturing agreements. There were no such charges in 2005.

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

Research and development expenses were nil, $0.1 million and $15.1 for the years ended December 31, 2006, 2005, and 2004, respectively.

Research and development expense decreased $0.1 million in the year ended December 31, 2006 and $15.0 million in the year ended December 31, 2005 due to the September 2004 decision to discontinue development and sale of our products and the termination of our research staff in 2004. The majority of our research and development employees were laid-off in September 2004 while a small team of engineers were retained to support customer transition activities, documentation of our intellectual property, due diligence and technical support for our ongoing review of strategic alternatives and the training of a subcontractor for ongoing customer support programs.

Non-cash credits related to equity issuances were nil, nil and $0.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries and related expenses for personnel engaged in sales, marketing and customer evaluations, as well as the costs associated with customer evaluations and trials and other promotional and marketing expenses. Historically, we devoted substantial sales and marketing resources to customer evaluations and trials. The complexity of our IP Service Delivery Platform and the networks in which it was installed and integrated often required extensive evaluation periods and trials. These trials were conducted by our customers at customer-designated locations or within our sales laboratories and required support from our highly trained systems engineers and service and support personnel. These evaluations and trials generally took approximately three to 12 months.

Sales and marketing expenses were nil, $0.1 million and $10.1 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Sales and marketing expense decreased by $0.1 million in the year ended December 31, 2006 and $10.0 million in the year ended December 31, 2005. The decreases are due primarily to our decision in September 2004 to discontinue our products and lay-off all of our employees to conserve cash. The majority of our sales and marketing employees were laid-off in September 2004 while a select team of employees were retained to support customer transition activities, including negotiating transition support plans, last time buys and related matters.

Non-cash credits related to equity issuances were nil, nil and $0.2 million in the years ended December 31, 2006, 2005 and 2004, respectively.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance, legal, accounting and human resources personnel as well as other corporate expenses, including non-cash charges related to equity issuances.

General and administrative expenses were $1.3 million, $3.2 million and $6.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

General and administrative expense decreased by $1.9 million, $2.8 million and $1.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. The decreases are due primarily to our decision in September 2004 to discontinue our products and lay-off all of our employees to conserve cash. The majority of our general and administrative employees were laid off in October and November of 2004, and substantially all employees were laid-off by December 31, 2004. Our administrative functions are now performed by our chief executive officer and a consultant.

General and administrative non-cash charges (credits) related to equity issuances were $40,000, nil and ($0.3) million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Activity related to the December 2004 restructuring is as follows (in thousands):

	Worldwide Workforce Reduction	Lease Terminations	Software License Terminations	Total
December 2004 restructuring charges	$619	$2,918	$1,037	$4,574
Cash payments	(66)	(3,900)	—	(3,966)
Write-offs	—	982	—	982
Provision balance at December 31, 2004	553	—	1,037	1,590
Cash payments	(550)	—	(564)	(1,114)
Accrual adjustments	—	—	(23)	(23)
Provision balance at December 31, 2005	3	—	450	453
Cash payments	(3)	—	(450)	(453)
Provision balance at December 31, 2006	$—	$—	$—	$—

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

Effective September 23, 2004, we approved severance agreements to Stephen Goggiano, our president and chief executive officer, and Terry Gibson, our chief financial officer, covering the period of August 1, 2004 through the earlier of (i) December 31, 2004 or (ii) the termination of their respective employments due to the elimination of their respective jobs if caused by a merger, sale, acquisition, liquidation, dissolution, consolidation or similar corporate transaction, in exchange for their continued service to us as we explored strategic alternatives, including a sale of the Company, a sale or licensing of products, intellectual property, or individual assets or a winding-up and liquidation of the business. In exchange for their continued service during this time period, Mr. Goggiano and Mr. Gibson each received a retention bonus equal to 100% of their base 2004 annual salary paid in January 2005. In addition, upon completion of these services, we agreed to pay for the cost of Mr. Goggiano's and Mr. Gibson's family health care coverage for a period of up to 12 months after termination of their respective employment. These amounts were charged to restructuring in December 2004 and were paid in 2005.

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

Impairment of Long-lived Assets

2004 Impairment

As a result of our assessment of our business, we concluded that indicators of impairment of our long-lived assets were present at June 30, 2004 and at September 30, 2004. Such indicators included ongoing operating losses, inability to achieve sustainable revenue growth, including our failure to attract new customers, and our decision to evaluate strategic alternatives. Accordingly, we performed an impairment test of the carrying value of our long-lived assets, consisting primarily of property and equipment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Based on an undiscounted cash flow analysis, the cash flows expected to be generated by our long-lived assets during their estimated remaining useful lives were not sufficient to recover the net book value of the assets. Consequently, we obtained a valuation report outlining the estimated fair value of the assets, based on quoted market prices, from an independent appraiser and recorded an impairment charge of $2.3 million to write down the carrying value of our long-lived assets held for use to their fair values in the second quarter of 2004. At September 30, 2004, we obtained competitive bids from qualified prospective purchasers to determine the fair values of long-lived assets. The fair values, as indicated by competitive bids, exceeded the net book value of the long-lived assets at September 30, 2004, accordingly no adjustment was made in the third quarter of 2004. During 2005 and 2004, we had gains of $0.1 million and $0.9 million, respectively, from sales of previously written-down long-lived assets. At December 31, 2006, 2005 and 2004, we had sold, scrapped or written-off all of our long-lived assets.

Interest Income and Other Expense

For the year ended December 31, 2006, interest income was $1.1 million, as compared to $0.7 million at December 31, 2005, and $0.5 million in the year ended December 31, 2004. The increase is due to higher interest rates in 2006 and 2005, partially offset by lower average cash balances.

Other Income

For the year ended December 31, 2006, other income includes $640,000 gain on liquidation of foreign subsidiaries. The gain is due to the cumulative effect of gains and losses of converting foreign subsidiaries financial statements into United States dollars. The gain, which had been deferred prior to the year ended December 31, 2006, was recognized in 2006 with the liquidation of the subsidiaries. The liquidations were completed in connection with the cessation of our service operations. Other income in 2006 also included $180,000 and $80,000 in connection with the sale of our patent portfolio and intellectual property, respectively.

Interest Expense

For the years ended December 31, 2006, 2005 and 2004, respectively, interest expense was $4,000, nil and $3,000.

Income Tax Provision

Provisions (credits) for income taxes of ($52,000), ($228,000) and $33,000 for the years ended December 31, 2006, 2005 and 2004, respectively, were comprised entirely of foreign corporate income taxes, which are a function of our operations in subsidiaries in various countries. The provision (credit) for income taxes is based on income taxes on minimum profits the foreign operations generated for services they provided to us. The credits in 2006 and 2005 relate to the liquidation of foreign subsidiaries, and completion of the related tax settlements.

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

Through December 31, 2006, our business consisted primarily of a customer support capability for our discontinued products provided by a third party. We terminated our customer service offerings at December 31, 2006. In March 2006, we signed an agreement to sell the rights to our patent portfolio for cash consideration of $180,000 and in November 2006 we sold the rights to our intellectual property for $80,000 (see Note 9 of the Notes to Consolidated Financial Statements). We have adopted a strategy of seeking to enhance stockholder value by pursuing opportunities to redeploy our assets through an acquisition of one or more operating business with existing or prospective taxable earnings that can be offset by use of our net operating loss carry-forwards. Based on our $22.9 million in cash and short term investments at December 31, 2006 and on our cost reduction activities over the past two years, we believe that we possess sufficient liquidity and capital resources to fund our operations and working capital requirements for at least the next 12 months. However, our restructuring activities and our new redeployment of assets strategy raise substantial doubt as to our ability to continue as a going concern. See “Financial Results and Liquidity” in Note 1 of the Notes to Consolidated Financial Statements. See “Outlook” on pages 25 to 26 and “Risk Factors” on pages 6 to 9, which describes our redeployment of assets strategy.

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

Cash, Cash Equivalents and Short-Term Investments

At December 31, 2006, cash, cash equivalents and short-term investments were $22.9 million. This compares with $23.2 million at December 31, 2005.

Operating Activities

We used $334,000 in cash for operations for the year ended December 31, 2006, a decrease of $1.5 million from the cash used for operations in 2005. The improvement is due primarily to the $449,000 in net income in 2006 as compared to a $1.2 million net loss in 2005, partially offset by decreases in accrued liabilities as we completed our restructuring activities.

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

Investing Activities

For the year ended December 31, 2006, we utilized $6.9 million in cash to fund an increase in our short term investments. For the year ended December 31, 2005, we generated $5.0 million in cash from investing activities.

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

Financing Activities

 We had no financing activities during the years ended December 31, 2006 or 2005.

For the year ended December 31, 2004, we generated $97,000 from financing activities as compared to a usage of $2.4 million in 2003. The improvement is due to the $3.6 million reduction in equipment and working capital loan and lease payments in 2004 as compared to 2003, partially offset by a $1.2 million reduction in proceeds from sales of common stock.

Contractual Obligations

Our contractual obligations as of December 31, 2006 consist of a month-to-month office lease with a total annual rent of $48,000.

OUTLOOK

Our board of directors, on completion of a comprehensive review of strategic alternatives, has approved a plan to redeploy our existing resources to identify and acquire one or more new business operations. Our redeployment strategy will involve the acquisition of one or more operating businesses with existing or prospective taxable earnings that can be offset by use of our net operating loss carry-forwards (“NOLs”). As of this date, no candidate has been identified, and no assurance can be given that we will find suitable candidates, and if we do, that we will be able to utilize our existing NOLs.

At December 31, 2006, we had $22.9 million in cash and short-term investments. Cash consumption by operations during the year ended December 31, 2006 was $308,000. We believe we possess sufficient liquidity and capital resources to fund our operations and working capital requirements for at least the next 12 months.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, or SFAS 157. The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are still evaluating the impact of this standard will have on our financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No, 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Accumulated Other Non-Shareowners’ Changes in Equity, net of tax effects, until they are amortized as a component of net periodic benefit cost. The adoption of SFAS 158 is not expected to have a material impact on the consolidated financial position or results of operations of the Company.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (SAB 108). SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income-statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The guidance is applicable for fiscal years ending after November 15, 2006. SAB 108 did not have a material impact on our December 31, 2006 consolidated financial statements.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. Subsequent changes in fair value would be recognized in earnings as those changes occur. The election of the fair value option would be made on a contract-by contract basis and would need to be supported by concurrent documentation or a preexisting documented policy. SFAS 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financial statement user to understand the impact on earnings from changes in the fair value. SFAS 159 is effective for us beginning with fiscal year 2008. We are currently evaluating the impact that the adoption of SFAS 159 will have on our consolidated financial statements.

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

A sensitivity analysis was performed on our December 31, 2006 investment portfolio based on a modeling technique that measures hypothetical fair market value changes that would result from a parallel shift in the yield curve of plus 100 basis points. Based on this analysis, a hypothetical 100 basis point increase in interest rates would result in a $48,000 decrease in the fair value of our investments in debt securities as of December 31, 2006.

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

We have audited the accompanying consolidated balance sheets of CoSine Communications, Inc. and Subsidiary (the “Company”) as of December 31, 2006, and 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in Item 15(a)(2) as of and for the years ended December 31, 2006, 2005 and 2004. The consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor have we been engaged to perform, an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CoSine Communications, Inc. and Subsidiary as of December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule as of and for the years ended December 31, 2006, 2005 and 2004, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

/s/ Burr, Pilger & Mayer LLP

Palo Alto, California
March 20, 2007

COSINE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	December 31, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$5,207	$12,417
Short-term investments	17,650	10,749
Accounts receivable:
Trade (net of allowance for doubtful accounts of nil at December 31, 2006 and 2005, respectively)	55	96
Other	68	209
Prepaid expenses and other current assets	56	119
Total current assets	23,036	23,590
Long term deposit and other	—	250
	$23,036	$23,840

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$320	$237
Other accrued liabilities	239	874
Deferred revenue	—	126
Total current liabilities	559	1,237

Commitments and contingencies (Notes 2 and 3)

Stockholders' equity:
Preferred stock, no par value, 3,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 22,000,000 shares authorized; 10,090,635 shares issued and outstanding at December 31, 2006 and 2005	1	1
Additional paid-in capital	538,987	538,947
Accumulated other comprehensive income	17	632
Accumulated deficit	(516,528)	(516,977)
Total stockholders' equity	22,477	22,603
	$23,036	$23,840

See accompanying notes to consolidated financial statements.

COSINE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)

	Year Ended December 31,
	2006	2005		2004
Revenue:
Product	$—		$216	$6,924
Service	1,361		3,099	2,751
Total revenue	1,361		3,315	9,675
Cost of revenue (1)	1,663		2,049	7,086
Gross profit (loss)	(302)		1,266	2,589
Operating expenses:
Research and development (2)	—		103	15,078
Sales and marketing (3)	—		105	10,052
General and administrative (4)	1,316		3,227	6,064
Restructuring and impairment charges	—		(91)	8,909
Total operating expenses	1,316		3,344	40,103
Loss from operations	(1,618)		(2,078)	(37,514)
Other income (expense):
Interest income	1,101		678	489
Interest expense	(4)		—	(3)
Other (5), (6)	918		(46)	(276)
Total other income	2,015		632	210
Income (loss) before income tax provision	397		(1,446)	(37,304)
Income tax provision (benefit)	(52)		(228)	33
Net income (loss)	$449		$(1,218)	$(37,337)
Basic net income (loss) per share	$0.04	$	(0.12)	$(3.70)
Diluted net income (loss) per share	$0.04	$	(0.12)	$(3.70)
Shares used to calculate net income (loss) per share:
Basic	10,091		10,094	10,082
Diluted	10,096		10,094	10,082

(1)	Cost of revenue includes $100, $339 and $65 of non-cash charges related to equity issuances in 2006, 2005 and 2004, respectively.

(2)	Research and development expenses include no non-cash credits or charges related to equity issuances in 2006 and 2005, and $213 of non-cash credits related to equity issuances in 2004.

(3)	Sales and marketing expenses include no non-cash credits or charges related to equity issuances in 2006 and 2005, and $195 of non-cash credits related to equity issuances in 2004.

(4)
General and administrative expenses include $40 in non-cash charges related to equity issuances in 2006, no credits or charges related to equity issues in 2005, and $305 of non-cash credits related to equity issuances in 2004.

(5)	Other includes foreign exchange gains (losses) of nil, nil, and ($236) in 2006, 2005 and 2004, respectively.

(6)	Other includes gain on disposal of subsidiaries of $640, nil and nil in 2006, 2005 and 2004, respectively.

See accompanying notes to consolidated financial statements.

COSINE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

				Notes	Accumulated
			Additional	Receivable	Other			Total
	Common Stock		Paid-in	From	Comprehensive	Deferred	Accumulated	Stockholders’
	Shares	Amount	Capital	Stockholders	Income	Compensation	Deficit	Equity
Balance at December 31, 2003	10,176,845	$1	$546,176	$(6,659)	$533	$(455)	$(478,422)	$61,174
Issuance of common stock in connection With stock options	28,804	—	144	—	—	—	—	144
Issuance of common stock in connection with Employee Stock Purchase Plan	23,491	—	82		—	—	—	82
Issuance of common stock for employee stock bonus	43,300	—	228	---	—	—	—	228
Issuance of warrant	—	—	48	—	—	—	—	48
Repurchase of unvested shares	(112,650)	—	(5,139)	5,139	—	—	—	---
Remeasurement of deferred stock-based compensation	—	—	(250)	—	—	250	—	—
Cancellation of options with deferred Stock compensation charges	—	—	(58)	—	—	58	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	147	—	147
Reversal of amortization in excess of vesting	—	—	(1,203)	—	—	—	—	(1,203)
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(37,337)	(37,337)
Unrealized loss on investments, net of tax	—	—	—	—	(42)	—	—	(42)
Translation adjustment, net of tax	—	—	—	—	123	—	—	123
Total comprehensive income (loss)	—	—	—	—	81	—	(37,337)	(37,256)
Balance at December 31, 2004	10,159,790	1	540,028	(1,520)	614	—	(515,759)	23,364
Repurchase of unvested shares	(69,155)	—	(1,520)	1,520	—	—	—	—
Valuation of warrant	—	—	439	—	—	—	—	439
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(1,218)	(1,218)
Unrealized gain on investments, net of tax	—	—	—	—	20	—	—	20
Translation adjustment, net of tax	—	—	—	—	(2)	—	—	(2)
Total comprehensive income ( loss)	—	—	—	—	18	—	(1,218)	(1,200)
Balance at December 31, 2005	10,090,635	1	538,947	—	632	—	(516,977)	22,603
Stock based compensation	—	—	40	—	—	—	—	40
Components of comprehensive income (loss):
Net income	—	—	—	—	—	—	449	449
Unrealized gain on investments, net of tax	—	—	—	—	25	—	—	25
Translation adjustment, net of tax	—	—	—	—	(640)	—	—	(640)
Total comprehensive income ( loss)	—	—	—	—	(615)	—	449	(166)
Balance at December 31, 2006	10,090,635	$1	$538,987	$—	$17	$—	$(516,528)	$22,477

See accompanying notes to consolidated financial statements.

COSINE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2006	2005	2004
Operating activities:
Net income (loss)	$449	$(1,218)	$(37,337)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	—	—	1,398
Allowance for doubtful accounts	—	(90)	(60)
Non-cash charges related to inventory write-down	—	—	2,684
Write-down of property and equipment	—	—	1,427
Non-cash restructuring charges	—	—	2,089
Gain on sale of fixed assets	—	(67)	—
Stock compensation expense	40	—	—
Amortization of deferred stock compensation and charges related to vesting acceleration	—	—	147
Reversal of amortization in excess of vesting	—	—	(1,203)
Amortization of warrants issued for services	100	339	48
Issuance of common stock for employee stock bonus	—	—	228
Gain on liquidation of foreign subsidiaries	(640)	—	—
Other	—	18	124
Change in operating assets and liabilities:
Accounts receivable (trade)	41	1,322	3,694
Other receivables	141	274	11
Inventory	—	—	1,319
Prepaid expenses and other current assets	63	830	1,644
Long-term deposits and other assets	150	—	497
Accounts payable	83	(15)	(1,405)
Provision for warranty liability	—	(157)	(307)
Accrued compensation	—	(412)	(1,409)
Accrued other liabilities	(635)	(2,255)	(1,445)
Deferred revenue	(126)	(383)	(3,034)
Accrued rent	—	—	(2,078)
Net cash used in operating activities	(334)	(1,814)	(32,968)
Investing activities:
Capital expenditures	—	—	(1,096)
Proceeds from sale of property and equipment	—	67	1,171
Purchase of short-term investments	(20,013)	(14,089)	(34,466)
Proceeds from sales and maturities of short-term investments	13,137	19,050	56,746
Net cash provided by (used in) investing activities	(6,876)	5,028	22,355
Financing activities:
Principal payments of equipment and working capital loans and capital leases	—	—	(129)
Proceeds from issuance of common stock, net	—	—	226
Net cash provided by financing activities	—	—	97
Net (decrease) increase in cash and cash equivalents	(7,210)	3,214	(10,516)
Cash and cash equivalents at the beginning of the period	12,417	9,203	19,719
Cash and cash equivalents at the end of the period	$5,207	$12,417	$9,203
Supplemental information:
Cash paid for interest	$4	$—	$3
Income taxes paid	$—	$7	$41
Cancellation of notes receivable due to repurchase of unvested stock	$—	$1,520	$5,139
Net transfer to property and equipment from inventory	$—	$—	$31

See accompanying notes to consolidated financial statements.

COSINE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Description of Business

CoSine Communications, Inc. ("CoSine" or the "Company," which may be referred to as "we," "us" or "our") was incorporated in California on April 14, 1997 and in August 2000 was reincorporated in the State of Delaware. We were a provider of carrier network equipment products and services until the fourth quarter of fiscal year 2004 during which time we discontinued our product lines, took actions to lay-off most of our employees, terminated contract manufacturing arrangements, contractor and consulting arrangements and various facility leases, and sold, scrapped or wrote-off our inventory, property and equipment. As a result of these activities, our business consisted primarily of a customer support capability for our discontinued products provided by a third party. We continued such support activities through December 31, 2006, at which time we ceased all customer support services. In 2006 we sold our patent portfolio and the intellectual property related to our carrier products and service business. We continue to seek to redeploy our existing resources to identify and acquire one or more new business operations with existing or prospective taxable earnings that can be offset by use of our net operating loss carry-forwards ("NOLs").

Liquidity and Redeployment Strategy

The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, at December 31, 2006, we have an accumulated deficit of $517 million. As of December 31, 2006, we have ceased our customer service capability. Our actions in the fourth quarter of fiscal year 2004 to terminate most of our employees and discontinue production activities in an effort to conserve cash raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects relating to the recoverability and classification of the recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

In July 2005, we completed a comprehensive review of strategic alternatives, including a sale of CoSine, a sale or licensing of intellectual property, a redeployment of our assets into new business ventures, or a winding-up and liquidation of the business and a return of capital. The board of directors approved a plan to redeploy our existing resources to identify and acquire one or more new business operations, while continuing to support our existing customers and continuing to offer our intellectual property for license or sale. We continued to provide customer support services through December 31, 2006, at which time we terminated customer support operations. During 2006, we sold the rights to our patent portfolio and the intellectual property related to our carrier products and service business. We continue to pursue our redeployment strategy, which involves the acquisition of one or more operating businesses with existing or prospective taxable earnings that can be offset by use of our NOLs.

Basis of Consolidation

The consolidated financial statements include all of the accounts of CoSine and our wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated.

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

At December 31, 2006, 2005 and 2004, respectively, all of our long-lived assets had been either sold, scrapped or fully written-off.

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

For the year ended December 31, 2006, we recognized revenue from three customers who accounted for 58%, 19% and 11% of total revenue, respectively. At December 31, 2006 we had two customers who accounted for 67% and 27% of total trade accounts receivable, respectively. For the year ended December 31, 2005, we recognized revenue from two customers who accounted for 43% and 15% of total revenue, respectively. At December 31, 2005, we had three customers who accounted for 52%, 28% and 14% of total accounts receivable, respectively. For the year ended December 31, 2004, we had three customers who accounted for 24%, 15% and 14% of revenues, respectively. We do not require collateral and maintain adequate reserves for potential credit losses.

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

Generally, a maximum obligation is not explicitly stated. Because the obligated amounts associated with this type of agreement are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, we have not been obligated to make payments for these obligations, and no liabilities have therefore been recorded for these obligations on our consolidated balance sheets as of December 31, 2006, 2005 and 2004.

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

Short-term investments including cash equivalents and short-term investments, were as follows (in thousands):

	December 31,
	2006	2005
Money market funds	$5,079	$16,660
Corporate obligations	16,150	1,575
Government securities	1,500	4,248
	22,729	22,483
Amounts classified as cash equivalents	(5,079)	(11,734)
	$17,650	$10,749

As of December 31, 2006 and 2005, there were net unrealized gains (losses) of $17,000 and ($13,000), respectively. All available-for-sale securities have contractual maturities of one year or less.

As of December 31, 2005, $150,000 of restricted cash was included in long-term deposits. The amount represents a security deposit for corporate bank credit cards. The restriction was removed in 2006.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to pay their invoices. In order to estimate the appropriate level of this allowance, we analyze historical bad debts, customer concentrations, current customer credit-worthiness, current economic trends and changes in customer payment patterns.

Inventories

In the quarter ended September 30, 2004, we announced that we had discontinued our products and accordingly wrote our inventory down to net realizable value. At December 31, 2006 and 2005, respectively, all inventory had been sold, scrapped or written-off and there was no inventory awaiting customer acceptance.

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

Changes in our warranty liability were as follows (in thousands):

	2006	2005
Beginning balance	$—	$157
Warranty charged to cost of revenue	—	—
Utilization of warranties	—	—
Changes in estimated liability based on experience	—	(157)
Ending balance	$—	$—

All warranty obligations have expired on or before December 31, 2006.

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method. The Company’s consolidated financial statements as of December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2006 was $40,000, which consisted of stock-based compensation expense related to employee stock options. No stock-based compensation expense related to employee stock options was recognized for the year ended December 31, 2005.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s consolidated statements of operations because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s consolidated statements of operations for the year ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods ended prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

Upon adoption of SFAS 123(R), the Company selected the Black-Scholes option-pricing model (“Black-Scholes model”) to determine the fair value of share-based awards granted beginning in fiscal 2006, the same model which was previously used for the Company’s pro forma information required under SFAS 123. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Expected volatilities are based on the historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercise and employee terminations. The expected term of the options granted represents the period of time that options are expected to be outstanding, based on historical information. The risk-free interest rate is based on the U.S Treasury zero-coupon issues with remaining terms similar to the expected term of the Company’s equity awards. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero. All of our stock compensation is accounted for as an equity instrument.

Prior to the Adoption of SFAS 123(R)

In 2005 and 2004, the Company accounted for stock-based employee compensation arrangements in accordance with provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” as interpreted by FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB 25,” Emerging Issues Task Force No. 00-23 (“EITF 00-23”), “Issues related to the Accounting for Stock Compensation under APB 25 and FIN 44,” and Financial Accounting Standards Board Interpretation (“FIN”) No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” and complied with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123.” Under APB Opinion No. 25, compensation expense was based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price. SFAS No. 123 as amended by SFAS No. 148 requires a “fair value” based method of accounting for an employee stock option or similar equity instrument. Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant date for awards for 2005 and 2004 consistent with the provisions of SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	Year Ended December 31, 2005	Year Ended December 31, 2004

Net loss, as reported	$(1,218)	$(37,337)
Add: Stock-based employee compensation expense, net of tax, included in reported net loss	—	147
Deduct: Reversal of amortization in excess of vesting, net of tax	—	(1,203)
Deduct: Stock-based employee compensation expense determined under fair value method for all stock option grants (SFAS 123 expense), net of tax	43	(173)
Pro forma net loss	$(1,261)	$(38,566)

Basic and diluted net loss per share, as reported	$(0.12)	$(3.70)
Pro forma basic and diluted net loss per share	$(0.12)	$(3.83)

Revenue Recognition

In 2004, the majority of our revenue was recognized from the sale of our IP Service Delivery Platform and subsequent service support arrangements. In 2005 and 2006, our revenues were earned primarily from our customer service contracts. We recognize product revenue at the time of shipment, assuming that persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collection is probable, unless we have future obligations for installation or requires customer acceptance, in which case revenue is deferred until these obligations are met. Our product incorporates software that is not incidental to the related hardware and, accordingly, we recognize revenue in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2 “Software Revenue Recognition.” For arrangements that include the delivery of multiple elements, the revenue is allocated to the various products based on “vendor-specific objective evidence (“VSOE”) of fair value. We establish VSOE based on either the price charged for the product when the same product is sold separately or for products not yet sold separately, based on the list prices of such products individually established by management with the relevant authority to do so.

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

Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on our product development process, technological feasibility is established upon the completion of a working model. Through December 31, 2006, capitalizable costs incurred after achieving technological feasibility have not been significant for any development project. Accordingly, we have charged all such costs to research and development expense in the periods they were incurred.

Advertising Expense

Advertising costs are expensed as incurred. For the years ended December 31, 2006, 2005 and 2004, we incurred no expense for advertising.

Net Income ( loss) Per Share

Basic net income (loss) per share is calculated based on the weighted average number of common shares outstanding during the periods presented, less the weighted average shares outstanding that are subject to our right of repurchase. Diluted net loss per share gives effect to the dilutive effect of common stock equivalents consisting of stock options and warrants (calculated using the treasury stock method) and convertible preferred stock.

The following table presents the calculation of basic and diluted net loss per share for each year (in thousands, except per share data):

	Year ended December 31
	2006	2005	2004
Numerator:
Net income (loss)	$449	$(1,218)	$(37,337)
Denominator:
Weighted average shares outstanding for basic income (loss) per share	10,091	10,094	10,199
Less: weighted average shares subject to repurchase	—	—	(117)
Add: effect of dilutive securities - stock options	5	—	—
Weighted average shares used in basic and diluted net income (loss) per share	10,096	10,094	10,082
Basic net income (loss) per share	$0.04	$(0.12)	$(3.70)
Diluted net income (loss) per share	$0.04	$(0.12)	$(3.70)

During all periods presented, we had stock options and warrants outstanding that could potentially dilute earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. These shares amounted to 26,000, 436,000 and 879,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Segment Reporting

We operate in only one segment: IP Service Delivery Platforms. Substantially all of our assets are located in the United States.

Revenues from customers by geographic region for the years ended December 31, 2006, 2005 and 2004 were as follows (in thousands):

Region	Revenue
2006
Europe	$150
Japan	—
South Korea	—
North America	1,211
$1,361
2005
Europe	$797
Japan	527
South Korea	90
Rest of Asia/Pacific	1,901
North America	$3,315

2004
Europe	$3,053
Japan	1,620
South Korea	1,602
Rest of Asia/Pacific	36
North America	3,364
$9,675

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements,” or SFAS 157. The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are still evaluating the impact of this standard will have on our financial position or results of operations

In September 2006, the FASB issued Statement of Financial Accounting Standards No, 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Accumulated Other Non-Shareowners’ Changes in Equity, net of tax effects, until they are amortized as a component of net periodic benefit cost. The adoption of SFAS 158 is not expected to have a material impact on the consolidated financial position or results of operations of the Company.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (SAB 108). SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income-statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The guidance is applicable for fiscal years ending after November 15, 2006. SAB 108 did not have a material impact on our December 31, 2006 consolidated financial statements.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. Subsequent changes in fair value would be recognized in earnings as those changes occur. The election of the fair value option would be made on a contract-by contract basis and would need to be supported by concurrent documentation or a preexisting documented policy. SFAS 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financial statement user to understand the impact on earnings from changes in the fair value. SFAS 159 is effective for us beginning with fiscal year 2008. We are currently evaluating the impact that the adoption of SFAS 159 will have on our consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassification had no effect on total assets or net loss.

2. Leases

We lease our facilities under a month-to-month operating lease.

Rent expense was $55,000, $83,000, and $2,748,000 for the years ended December 31, 2006, 2005 and 2004, respectively, and is calculated on a straight-line basis.

3. Commitments and Contingencies

On November 15, 2001, we along with certain of our officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now captioned In re CoSine Communications, Inc. Initial Public Offering Securities Litigation, Case No. 01 CV 10105. The complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering. The complaint brings claims for the violation of several provisions of the federal securities laws against those underwriters, and also against us and each of the directors and officers who signed the registration statement relating to the initial public offering. The plaintiffs seek unspecified monetary damages and other relief. Similar lawsuits concerning more than 300 other companies' initial public offerings were filed during 2001, and this lawsuit is being coordinated with those actions in the Southern District of New York before Judge Shira A. Scheindlin.

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

In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the court for approval. The terms of the settlement, if approved, would dismiss and release all claims against the participating defendants (including us). In exchange for this dismissal, D&O insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On August 31, 2005, the court issued an order granting preliminary approval of the settlement. On April 24, 2006, the court held a fairness hearing in connection with the motion for final approval of the settlement but has yet to rule on this motion.

On December 5, 2006, the Court of Appeals for the Second Circuit reversed the court's October 2004 order certifying a class in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. It is unclear what impact this will have on the case. The settlement is subject to a number of conditions, including final court approval, which cannot be assured. If the settlement is not consummated, we intend to defend the lawsuit vigorously. However, we cannot predict its outcome with certainty. If we are not successful in our defense of this lawsuit, we could be forced to make significant payments to the plaintiffs and their lawyers, and such payments could have a material adverse effect on our business, financial condition and results of operations if not covered by our insurance carrier.

Even if these claims are not successful, the litigation could result in substantial costs and divert management's attention and resources, which could adversely affect our business, results of operations and financial position.

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

5. Stockholders’ Equity

Common Stock

We have authorized shares of common stock for future issuance at each year end as follows (in thousands):

	2006	2005
Stock options:
Options outstanding	147	147
Available for future grants	2,940	2,940

Warrants outstanding	4	289
	3,091	3,229

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

We have authorized 2,215,779 shares of common stock for issuance under the 2000 Plan. At December 31, 2006 and 2005, a total of 1,924,455 and 1,918,455 shares were available for future options grants under the 2000 Plan, respectively.

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

We have authorized up to a maximum of 1,000,000 shares of common stock for issuance of Reacquired Shares under the 2002 Plan. At December 31, 2006 there were an aggregate of 1,037,107 reacquired Shares under the 2002 Plan. At December 31, 2006 and 2005, a total of 1,000,000 shares were available for future options grants under the 2002 Plan, respectively.

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

2000 Director Option Plan

In May 2000, the board of directors adopted the 2000 Director Option Plan (“Director’s Plan”), which was effective upon the closing of the initial public offering. At December 31, 2006, and 2005, a total of 48,000 shares of common stock have been authorized for issuance under the Director’s Plan. At December 31, 2006 and 2005, a total of 16,000 and 22,000 shares, respectively, were available for future options grants under the Director’s Plan.

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

Impact of the Adoption of SFAS No. 123 (R)

We elected to adopt the modified prospective application method as provided by SFAS No. 123 (R). The effect of recording stock-based compensation for the year ended 2006 was as follows (in thousands except per share data):

Year Ended December 31, 2006

Stock-based compensation expense	$40
Tax effect on stock-based compensation	-
Net effect on net loss	$40
Effect on basic and diluted net loss per share	$(0.00)

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

At December 31, 2006, the Company had the following stock plans:

	Shares Available for Grant	Options Outstanding
2000 Stock Option Plan	1,924,000	117,000
2002 Stock Option Plan	1,000,000	—
Directors’ Option Plan	16,000	30,000

Totals	2,940,000	147,000

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

During the fiscal year ended December, 31 2006, there were stock option grants for a total of 6,000 shares, with an exercise price of $2.45 per share, the market price on the date of grant, and 6,000 options were cancelled.

As of December 31, 2006, the unrecorded stock-based compensation balance related to stock options was $89,000 and will be recognized over an estimated weighted average amortization period of 3 years.

Valuation Assumptions

The fair value of our options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Year Ended December 31,	Fiscal Year Ended December 31,	Fiscal Year Ended December 31,
	2006	2005	2004
Weighted average fair value of shares granted	$1.17	$1.07	$4.41
Dividend yield	0.0%	0.0%	0.0%
Volatility	0.40	0.47	0.95
Risk free interest rate	5.0%	4.2%	2.6%
Expected life	6.25 years	4 years	4 years

The estimated weighted average fair value of shares granted under the Employee Stock Purchase Plan in 2004 was $4.09, using a volatility of 0.64, risk-free interest rate of 2% and an expected life of one year. The Employee Stock Purchase Plan was terminated in 2004.

Summary Stock Option Plan Activity

Stock activity under the Stock Option Plans was as follows (in thousands, except per share data):

		Options Outstanding
	Shares Available for Grant	Shares	Weighted- Average Price Per Share
Balance as of December 31, 2003	1,747	1,246	$7.01
Repurchased	113	—	—
Granted	(86)	86	6.67
Exercised	—	(29)	5.00
Canceled	713	(713)	5.50
Balance as of December 31, 2004	2,487	590	8.88
Repurchased	10	—
Granted	(112)	112	2.56
Exercised	555	(555)	7.72
Canceled
Balance as of December 31, 2005	2,940	147	8.37
Granted	(6)	6	2.45
Canceled	6	(6)	18.88
Balance as of December 31, 2006	2,940	147	$7.69

The aggregate intrinsic value of stock options outstanding at December 31, 2006 is $90,000. The aggregate intrinsic value of options vested and expected to vest is $88,000 at December 31, 2006 and the weighted average contractual life is 9 years. The intrinsic value of options exercisable at December 31, 2006 is $38,000 and the weighted average contractual life is 9 years.

The following table summarizes information concerning options outstanding and exercisable at December 31, 2006 (in thousands, except per share data):

	Options Outstanding
		Weighted-		Options Exercisable
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of	Of	Contractual	Exercise	Of	Exercise
Exercise Prices	Shares	Life (Years)	Price	Shares	Price
$2.15-2.60	118	9.0	$2.56	52	$2.58
5.20	4	6.6	5.20	-	-
6.96	12	7.1	6.96	9	6.96
8.80	4	5.6	8.80	4	8.80
22.30	4	4.7	22.30	4	22.30
120.00	5	3.9	120.00	5	120.00
$2.15-120.00	147	8.4	$7.69	74	$12.47

Exercisable options at December 31, 2006 and 2005 were 74,000 and 71,000 shares, respectively, at weighted average exercise prices of $12.47 and $13.69 per share, respectively.

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

Stock-Based Compensation

During the year ended December 31, 2000, we issued stock options to employees with exercise prices that we believed represented the fair value of the stock. In March 2000, after we began the initial public offering process, we reevaluated the fair value of our common stock. In connection with the reevaluation, we recorded deferred stock compensation for these stock option grants of $81,029,000 in the year ended December 31, 2000, representing the difference between the fair value of the common stock for financial reporting purposes and the exercise price of the underlying options. This amount was recorded as a reduction of stockholders’ equity and was being amortized over the vesting period of the individual options, generally four years, using the graded vesting method. We recorded amortization of deferred stock compensation of nil, nil and $92,000 the years ended December 31, 2006, 2005 and 2004, respectively. When an employee terminates, an expense credit is recorded for any amortization that has been previously recorded as an expense in excess of vesting. For the years ended December 31, 2006, 2005 and 2004, credits of nil, nil and $143,000, respectively, were recorded to reverse deferred stock compensation amortization in excess of vesting. In 2004, we additionally recorded a reversal of deferred stock compensation of $13,000 due to employee terminations.

During the year ended December 31, 2000, we granted common stock options to non-employees at exercise prices that range from $40.00 to $95.00 per share for services provided to us. These options are included in the option tables disclosed above. The options generally vest over four years at a rate of 25% one year from the grant date and ratably monthly thereafter and expire 10 years after the grant date. We recognized no expense in 2006, 2005 or 2004 for these transactions. The fair value of these options was periodically re-measured as they vested over the performance period and was estimated using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5%, expected life of 10 years, a dividend yield of zero, and an expected volatility of CoSine’s common stock of 0.6.

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

In the second quarter of 2004, we issued to a reseller a warrant to acquire 254,489 shares of our stock at an exercise price of $4.65 per share. The warrant had a two-year term beginning May 28, 2004 and vested ratably over the term. If during the two-year term (1) any person or entity had acquired a greater than 50% interest in CoSine or the ownership or control of more than 50% of the voting stock of CoSine or (2) we had sold substantially all of our intellectual property assets, the warrant would have become fully exercisable. Even if the reseller did not immediately exercise the warrant upon the occurrence of such an event that made the warrant fully exercisable (a “trigger event”), the reseller would have been entitled to securities, cash and property to which it would have been entitled to upon the consummation of the trigger event, less the aggregate price applicable to the warrant. We calculated the fair value of the warrant to be approximately $487,000 using the Black-Scholes valuation method, using a volatility factor of 0.97, a risk-free interest rate of 2.5%, and an expected life of two years. The fair value of the warrant is being amortized over the two-year life of the warrant. During the year ended December 31, 2006 and 2005, we amortized $100,000 and $339,000 to cost of sales, respectively. During the year ended December 31, 2004, we amortized $6,000 to cost of revenue and $42,000 to general and administrative costs. The fair value of this warrant was fully amortized in 2006.

At December 31, 2006, warrants to purchase 3,750 shares of common stock at $80.00 per share were outstanding.

6. Related Parties

During 2006 and 2005, we, working with Steel Partners II, L.P. (“Steel Partners”), an entity that owns or controls 45% of our common stock, conducted a review or our historical net operating losses and a review of our ownership changes since our inception. The study was initiated to determine the effect, if any, of such ownership changes on the availability of our net operating loss carry-forwards. Steel Partners incurred direct expenses, primarily outside legal fees, in the amount of $42,000 and $40,728 in the years ended December 31, 2006 and 2005, respectively, in connection with the study and we have reimbursed them for these costs. At December 31, 2006, there were no amounts due to Steel Partners.

As of December 31, 2004, we had non-recourse promissory notes receivable of $600,000 from an officer of ours for the payment of stock option exercises. The note was secured by a pledge of our common stock and had an annual interest rate of 6.77%. The note and accrued but unpaid interest were due and payable during 2008. During 2005, a former officer, whose employment with us was terminated, defaulted on the payment of a non-recourse loan amounting to $600,000, secured by 60,000 shares of common stock. The shares were rescinded.

7. Income Taxes

The provisions (credits) for income taxes of $ (52,000), (228,000) and $33,000 for the years ended December 31, 2006, 2005 and 2004, respectively, are comprised entirely of foreign corporate income taxes. The difference between the provisions for income taxes and the amounts computed by applying the federal statutory income tax rate to the losses before income taxes are explained below (in thousands):

	2006	2005	2004
U.S. federal tax benefit at federal statutory rate	$170	$(353)	$(12,683)
Loss for which no tax benefit is currently recognizable	.—	125	12,825
Loss for which a tax benefit is currently recognizable	(170)	. —	. —
Non-cash charges related to equity issuances	—	—	(109)
Reduction of foreign tax accrual	(52)	—	—
Total provision	$(52)	$(228)	$33

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2006	2005
Deferred tax assets (liabilities):
Net operating loss carryforwards	$128,632	126,918
Equity related charges	(193)	(193)
Tax credit carryforwards	8,435	8,435
Deferred revenue	—	80
Inventory reserve	157	157
Capitalized research and development	5,815	6,978
Capital loss carryforward	61,011	29,350
Accruals and reserves not currently deductible	26	648
Total deferred tax assets (liabilities)	203,883	172,373
Valuation allowance	(203,883)	(172,373)
Net deferred tax assets (liabilities)	$—	$—

Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” provides for the recognition of deferred tax assets if realization of the deferred tax assets is more likely than not. Based upon the weight of available evidence, which includes CoSine’s historical operating performance and the reported cumulative net losses in all prior years, CoSine has provided a full valuation allowance against its net deferred tax assets. The valuation allowance increased by $31,510,000 in 2006 and by $678,000 in 2005.

As of December 31, 2006, we had federal net operating loss carryforwards of approximately $342,000,000, which will begin to expire in 2018 if not utilized and state net operating loss carryforwards of approximately $207,000,000, which will begin to expire in 2007 if not utilized. Due to the “change in ownership” provisions of the Internal Revenue Code, the availability of our net operating loss and credit carryforwards may be subject to an annual limitation in future periods. Based on our review of historical “changes of control,” the maximum amount of federal net operating loss carryforwards subject to “change of control” limitations at December 31, 2006 was less than $3.0 million.

As of December 31, 2006 and 2005, we also had federal and state research and development tax credit carryforwards of approximately $7,113,000 and $7,967,000, respectively. The federal tax credit carryforwards will expire at various dates beginning in 2013, if not utilized. The state credits do not expire.

During fiscal 2006, we liquidated various foreign subsidiaries resulting in a capital loss carryforward of approximately $79,152,000. These losses may only be offset against future capital gains and will expire in fiscal 2011 if not utilized. During fiscal 2003, we liquidated a certain subsidiary, resulting in a capital loss carryforward of approximately $73,375,000. These losses may only be offset against future capital gains and will expire in fiscal 2008 if not utilized.

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

Activity related to the December 2004 restructuring is as follows (in thousands):

	Worldwide Workforce Reduction	Lease Terminations	Software License Terminations	Total
December 2004 restructuring charges	$619	$2,918	$1,037	$4,574
Cash payments	(66)	(3,900)	—	(3,966)
Write-offs	—	982	—	982
Provision balance at December 31, 2004	553	—	1,037	1,590
Cash payments	(550)	—	(564)	(1,114)
Accrual adjustments	—	—	(23)	(23)
Provision balance at December 31, 2005	3	—	450	453
Cash payments	(3)	—	(450)	(453)
Provision balance at December 31, 2006	$—	$—	$—	$—

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

Effective September 23, 2004, we approved severance agreements to Stephen Goggiano, our president and chief executive officer, and Terry Gibson, our chief financial officer, covering the period of August 1, 2004 through the earlier of (i) December 31, 2004 or (ii) the termination of their respective employments due to the elimination of their respective jobs if caused by a merger, sale, acquisition, liquidation, dissolution, consolidation or similar corporate transaction, in exchange for their continued service to us as we explored strategic alternatives, including a sale of the Company, a sale or licensing of products, intellectual property, or individual assets or a winding-up and liquidation of the business. In exchange for their continued service during this time period, Mr. Goggiano and Mr. Gibson each received a retention bonus equal to 100% of their base 2004 annual salary paid in January 2005. In addition, upon completion of these services, we agreed to pay for the cost of Mr. Goggiano's and Mr. Gibson's family health care coverage for a period of up to 12 months after termination of their respective employment. These amounts were accrued in the December 31, 2004 restructuring. These amounts were charged to restructuring in December 2004 and were paid in 2005.

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

Impairment of Long-lived Assets

At December 31, 2006 and 2005, we had sold or scrapped all of our long-lived assets. During 2005 and 2004, we had gains of $0.1 million and $ 0.9 million, respectively, from the sale of previously written-down long-lived assets.

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

9. Sale of Intellectual Property

In March 2006, we signed agreements to sell the rights to our patent portfolio for $180,000 and in November 2006 we sold the rights to our intellectual property for $80,000. These amounts were recorded as other income for the year ended December 31, 2006.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Changes in Internal Controls. In connection with its audit of our consolidated financial statements for the year ended December 31, 2006, Burr, Pilger & Mayer LLP identified significant deficiencies, which represent material weaknesses. The material weaknesses were related to a lack of adequate segregation of duties. In addition, significant financial statement disclosure changes were needed that were the result of an insufficient quantity of experienced resources involved with the financial reporting and year end closing process resulting from staff reductions associated with our downsizing.

Prior to the issuance of our consolidated financial statements, we completed the needed analyses and our management review such that we can certify that the information contained in our consolidated financial statements for the year ended December 31, 2006, fairly presents, in all material respects, our financial condition and results of operations.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth above in Part I under “Executive Officers of the Registrant” and in the paragraph below, the information required by Item 10 has been omitted from this Annual Report on Form 10-K, and is incorporated by reference to the sections “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, which we will file with the Commission pursuant to Regulation 14A within 120 days after the end of our 2006 fiscal year.

We have adopted a code of ethics that applies to our officers, including our principal executive officer, principal financial officer, principal accounting officer and all other officers, directors and employees in compliance with applicable rules of the Securities and Exchange Commission. Stockholders may obtain copies of our code of ethics discussed above by contacting the Secretary of CoSine Communications at the address or phone number listed on the cover page of this Annual Report.

Item 11. Executive Compensation

Information required by Item 11 has been omitted from this Annual Report on Form 10-K and is incorporated by reference to the section “Executive Compensation” in our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 has been omitted from this Annual Report on Form 10-K and is incorporated by reference to the sections “Security Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information required by Item 13 has been omitted from this Annual Report on Form 10-K and is incorporated by reference to the section “Election of Directors” in our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

Information required by Item 14 has been omitted from this Annual Report on Form 10-K and is incorporated by reference to the section “Audit Committee Disclosure” in our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts	52

All other schedules are omitted as they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(3) Exhibits:

See Exhibit Index on page 55. The Exhibits listed in the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-K.

COSINE COMMUNICATIONS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Classification	Balance at Beginning of Year	Charged to Expenses (Credits)	Additions (Deductions)(1)	Balance at End of Year
	(In thousands)
Year ended December 31, 2006
Reserves for accounts receivable	$—	—	—	$—
Year ended December 31, 2005:
Reserves for accounts receivable	$90	$(90)	—	$—
Year ended December 31, 2004:
Reserves for accounts receivable	$150	$38	$(98)	$90

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 2007.

COSINE COMMUNICATIONS, INC.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 23, 2007 by the following persons in the capacities indicated.

Signature	Title

/s/ TERRY R. GIBSON	Chief Executive Officer, Chief Financial Officer and
Terry R, Gibson	Director (Principal Executive Officer and Principal Accounting Officer)

/s/ Donald Green	Chairman of the Board and Director
Donald Green

/s/ Charles J. Abbe	Director
Charles J. Abbe

/s/ Jack L. Howard	Director
Jack L. Howard

EXHIBIT INDEX

Description

2.1*
Agreement and Plan of Merger by and among Registrant, Tut Systems, Inc. and Cadillac Merger Sub, Inc., dated January 7, 2005 (incorporated by reference to Exhibit 2.1 to Form 8-K filed January 10, 2005) (the schedules and exhibits have been omitted pursuant to Item 602(b)(2) of Regulation S-K).

2.2*	Amendment No. 1 to Agreement and Plan of Merger by and among Registrant, Tut Systems, Inc. and Cadillac Merger Sub, Inc., dated as of February 14, 2005.

3.1*	Third Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 6, 2005 (incorporated by reference to Exhibit 3.1 to Form 10-K filed March 24, 2006).

3.2*	Fourth Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on May 30, 2006 (incorporated by reference to Exhibit 3.1 to Form 10-Q filed August 2, 2006).

3.3*	Bylaws (incorporated by reference to Exhibit 3.3 to Form 8A (file no. 000-30715) filed May 26, 2000).

3.4*	First Amendment to Bylaws dated April 30, 2001 (incorporated by reference to Exhibit 3.3 to Form 10-Q filed August 13, 2001).

3.5*	Second Amendment to Bylaws dated January 28, 2003 (incorporated by reference to Exhibit 3.4 to Form 10-K filed March 27, 2003).

3.6*	Third Amendment to Bylaws dated February 2, 2004 (incorporated by reference to Exhibit 3.5 to Form 10-K filed March 25, 2004).

3.7*
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

10.7*	Statement of Work between Registrant and Wipro Limited, dated October 14, 2004 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 15, 2004).

21.1	Subsidiary of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm - Burr, Pilger & Mayer LLP.

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