Form 10-Q
period 2007-03-31
COSINE COMMUNICATIONS INC
filed 2007-05-02
CIK 1060824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission File Number 000-30715

COSINE COMMUNICATIONS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	94-3280301
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

61 East Main Street, Suite B Los Gatos, CA	95031
(Address of principal executive offices)	(Zip Code)

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
Yes ☒  No ☐

There were 10,090,635 shares of the Registrant’s Common Stock, par value $.0001, outstanding on April 30, 2007.

COSINE COMMUNICATIONS, INC.

FORM 10-Q

Quarter ended March 31, 2007

TABLE OF CONTENTS

		Page
	PART I
	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006	3
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2007 and 2006	4
	Condensed Consolidated Statements of Cash Flows for Three Months Ended March 31, 2007 and 2006	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17

	PART II
	OTHER INFORMATION

Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 6.	Exhibits	23
Signature		24
Exhibit Index		25
Certifications

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COSINE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for par value and share data)

	March 31, 2007	December 31, 2006
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$7,980	$5,207
Short-term investments	14,915	17,650
Accounts receivable:
Trade (net of allowance for doubtful accounts of nil at March 31, 2007 and December 31, 2006)	6	55
Other	41	68
Prepaid expenses and other current assets	47	56
	$22,989	$23,036

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$286	$320
Accrued other liabilities	122	239
Total current liabilities	408	559

Stockholders' equity:
Preferred stock, 3,000,000 authorized, none issued and outstanding	—	—
Common stock, $.0001 par value, 22,000,000 shares authorized; 10,090,635 shares issued and outstanding at March 31, 2007 and December 31, 2006	1	1
Additional paid-in capital	538,997	538,987
Accumulated other comprehensive income	17	17
Accumulated deficit	(516,434)	(516,528)
Total stockholders' equity	22,581	22,477
	$22,989	$23,036

See accompanying notes to condensed consolidated financial statements.

(1) The information in this column was derived from the Company's audited consolidated financial statements for the year ended December 31, 2006.

COSINE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenue:
Product	$—	$—
Service	—	579
Total revenue	—	579
Cost of revenue[1]	—	570
Gross profit	—	9

Operating expenses:
Research and development	—	—
Sales and marketing	—	—
General and administrative[2]	197	377
Restructuring and impairment charges	—	—
Total operating expenses	197	377

Loss from operations	(197)	(368)

Other income (expenses):
Interest income and other	291	242
Total other income (expenses)	291	242

Income (Loss) before income tax provision	94	(126)

Income tax provision	—	—

Net income (loss)	$94	$(126)

Basic net income (loss) per share	$0.01	$(0.01)
Diluted net income (loss) per share	$0.01	$(0.01)

Shares used in computing per share amounts:
Basic	10,091	10,090
Diluted	10,120	10,090

See accompanying notes to condensed consolidated financial statements.

1 Cost of revenue includes nil and $60 for the three months ended March 31, 2007 and 2006, respectively, of non-cash charges related to equity issuances.
2 General and administrative expenses include $10 and $5, for the three months ended March 31, 2007 and 2006, respectively, of non-cash charges related to equity issuances.

COSINE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Operating activities:
Net income (loss)	$94	$(126)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of warrants issued for services	—	60
Expense for option vesting	10	5
Change in operating assets and liabilities:
Accounts receivable, trade	49	(362)
Other receivables	27	209
Prepaid expenses and other current assets	9	(10)
Accounts payable	(34)	17
Accrued other liabilities	(117)	(147)
Accrued compensation	—	—
Deferred revenue	—	(64)
Net cash provided by (used in) operating activities	38	(418)

Investing activities:
Purchase of short-term investments	(7,213)	(1,607)
Proceeds from sales and maturities of short-term investments	9,948	7,702
Net cash provided by investing activities	2,735	6,095

Net increase in cash and cash equivalents	2,773	5,677
Cash and cash equivalents at the beginning of the period	5,207	12,417
Cash and cash equivalents at the end of the period	$7,980	$18,094
Supplemental information:
Income taxes paid	$—	$—

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

Liquidity and Redeployment Strategy

The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, at March 31, 2007, we have an accumulated deficit of $516 million. As of December 31, 2006, we have ceased our customer service capability. Our actions in the fourth quarter of fiscal year 2004 to terminate most of our employees and discontinue production activities in an effort to conserve cash raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects relating to the recoverability and classification of the recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

The unaudited condensed consolidated financial statements have been prepared by us pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X and include the accounts of CoSine Communications, Inc. and its wholly owned subsidiaries ("CoSine" or collectively, the "Company"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted pursuant to the Securities Exchange Commission’s rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year. The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2006.

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

Impact of the Adoption of SFAS No. 123 (R)

The effect of recording stock-based compensation for the three months ended March 31, 2007 and 2006 was $10,000 and $5,000, respectively, which consisted of stock based compensation related to employee stock options. As of March 31, 2007 we had an unrecorded deferred stock compensation balance related to stock options of approximately $84,000 before estimated forfeitures. SFAS No. 123 (R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on our analysis of historical experience and review of current option holders, we have assumed an annual forfeiture rate of 2.5% for our options. Accordingly, as of March 31, 2007, we estimated that the stock-based compensation for the awards not expected to vest was approximately $4,000, and therefore, the unrecorded deferred stock-based compensation balance related to stock options was adjusted to approximately $80,000 after estimated forfeitures. This amount will be recognized over an estimated weighted average amortization period of 3 years. .

During the three months ended March 31, 2007 and 2006, respectively, there were no stock options granted, exercised, cancelled or expired.

Valuation Assumptions

The fair value of our options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2007	2006
Dividend yield	0.0%	0.0%
Volatility	0.40	0.47
Risk free interest rate	5.0%	4.2%
Expected life	6.25 years	4 years

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

Stock activity under the Stock Option Plans was as follows (in thousands, except per share data):

	Shares Available for Grant	Shares	Weighted- Average Price Per Share
Balance as of December 31, 2006	2,940	147	$7.69
Granted	—	—	—
Exercised	—	—	—
Canceled	—	—	—
Balance as of March 31, 2007	2,940	147	$7.69

The following table summarizes information concerning options outstanding and exercisable at March 31, 2007 (in thousands, except per share data):

	Options Outstanding
		Weighted-		Options Exercisable
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of	Of	Contractual	Exercise	Of	Exercise
Exercise Prices	Shares	Life (Years)	Price	Shares	Price
$2.15-2.60	118	8.3	$2.56	52	$2.58
5.20	4	6.1	5.20	-	-
6.96	12	6.6	6.96	9	6.96
8.80	4	5.1	8.80	4	8.80
22.30	4	4.2	22.30	4	22.30
120.00	5	3.4	120.00	5	120.00
$2.15-120.00	147	7.7	$7.69	74	$12.47

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

Generally, a maximum obligation is not explicitly stated. Because the obligated amounts associated with this type of agreement are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, we have not been obligated to make payments for these obligations, and no liabilities have therefore been recorded for these obligations on its consolidated balance sheet as of March 31, 2007.

Income Taxes

We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  This Interpretation clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in our consolidated financial statements.  The Interpretation also provides guidance for the measurement and classification of tax positions, interest and penalties, and requires additional disclosure on an annual basis.  The cumulative effect of the change was not material. Following implementation, the ongoing recognition of changes in measurement of uncertain tax positions will be reflected as a component of income tax expense. Interest and penalties incurred associated with unresolved income tax positions will continue to be included in other income (expense).

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

3. BALANCE SHEET DETAILS

Cash

At March 31, 2007, we had deposits with a financial institution that may exceed the amount of insurance provided on such deposits.

Accounts Receivable

 One European customer accounted for 100% of total accounts receivable as of March 31, 2007, as compared to two customers comprising 94% of total accounts receivable at December 31, 2006.

Warranty

Prior to discontinuing our products in September 2004, we provided a basic limited warranty, including repair or replacement of parts, and technical support for products sold on or before September 30, 2004. We ceased offering warranties in 2004 in connection with the discontinuance of our products and all warranty obligations have expired on or before March 31, 2007. There were no warranty activities in the three months ended March 31, 2007 and 2006, respectively.

4. NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per share is calculated based on the weighted average number of common shares outstanding during the periods presented. Diluted net loss per share gives effect to the dilutive effect of common stock equivalents consisting of stock options and warrants (calculated using the treasury stock method) and convertible preferred stock.

The following table presents the calculation of basic and diluted net loss per share for each year (in thousands, except per share data):

	2007	2006
Numerator:
Net income (loss)	$94	$(126)
Denominator:
Weighted average shares outstanding for basic income (loss) per share	10,091	10,090
Add: effect of dilutive securities - stock options	29	—
Weighted average shares used in basic and diluted net income (loss) per share	10,120	10,090
Basic net income (loss) per share	$0.01	$(0.01)
Diluted net income (loss) per share	$0.01	$(0.01)

Basic net income (loss) per common share is calculated based on the weighted-average number of common shares outstanding during the periods presented. Common stock equivalents consisting of stock options and warrants (calculated using the treasury stock method), have been excluded from the diluted net loss per common share computations in the three months ended March 31, 2006, as their inclusion would be antidilutive. These securities amounted to 147,000 shares for the three months ended March 31, 2006.

5. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are shown below, in thousands:

	Three Months Ended March 31,
	2007	2006
Net income (loss)	$94	$(126)
Other comprehensive gain:
Unrealized gains on investments	—	6
Translation adjustment	—	12
Total other comprehensive gain	—	18
Comprehensive income (loss)	$94	($ 108)

6. SEGMENT REPORTING

We operate in only one operating segment, and substantially all of our assets are located in the United States.

Revenues from customers by geographic region for the three months ended March 31, 2007 and 2006 were as follows, in thousands:

	Three Months Ended March 31,
	2007	2006
Region
North America	$—	$545
Italy	—	—
France	—	—
South Korea	—	—
Europe	—	34
Japan	—	—
Total	$—	$579

We had no revenues in the three months ended March 31, 2007. Two North American customers accounted for 74% and 11% of total revenues, respectively, in the three months ended March 31, 2006.

7. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustments in the liability for unrecognized income tax benefits. We operated in multiple tax jurisdictions both inside and outside the United States. With few exceptions, we are no longer subject to audits by tax authorities for tax years prior to 2001. At the adoption date we did not have any unrecognized tax benefits and did not have any interest or penalties accrued.

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

DUE TO THE ADOPTION OF OUR REDEPLOYMENT STRATEGY, THE INFORMATION APPEARING BELOW, WHICH RELATES TO PRIOR PERIODS, MAY NOT BE INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR ANY SUBSEQUENT PERIODS. THE THREE MONTHS ENDED MARCH 31, 2007 PRIMARILY REFLECTS, AND FUTURE PERIODS PRIOR TO A REDEPLOYMENT OF OUR ASSETS ARE EXPECTED TO PRIMARILY REFLECT, GENERAL AND ADMINISTRATIVE EXPENSES AND TRANSACTION EXPENSES ASSOCIATED WITH THE CONTINUING ADMINISTRATION OF THE COMPANY AND ITS EFFORTS TO REDEPLOY ITS ASSETS.

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

We ceased offering warranty on product or service sales in 2004.

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

In the second quarter of 2004, we issued to a reseller a warrant to acquire 254,489 shares of our common stock at an exercise price of $4.65 per share. The warrant has a two-year term beginning May 28, 2004 and vests ratably over the term. If during the two-year term (1) any person or entity acquires a greater than 50% interest in us or the ownership or control of more than 50% of our voting stock or (2) we sell substantially all of our intellectual property assets, the warrant becomes exercisable. Even if the reseller does not immediately exercise the warrant upon the occurrence of such an event that makes the warrant exercisable (a “trigger event”), the reseller shall be entitled to securities, cash and property to which it would have been entitled to upon the consummation of the trigger event, less the aggregate price applicable to the warrant. We calculated the fair value of the warrant to be approximately $487,000 using the Black-Scholes option pricing model, using a volatility factor of .97, a risk-free interest rate of 2.5%, and an expected life of two years. The fair value of the warrant is being amortized over the two-year expected life of the warrant. The warrant was fully amortized at December 31, 2006. During the three months ended March 31, 2006 we amortized $60,000 to cost of revenue.

RESULTS OF OPERATIONS

Revenue

Effective December 31, 2006, we have ceased all customer service operations, accordingly, there were no revenues recognized for the three months ended March 31, 2007. Revenues for the three months ended March 31, 2006 were $579,000, all of which was from service.

Revenues by geographic region for the three months ended March 31, 2006 were as follows, in thousands:

2006
Region
North America	$545
Italy	—
France	—
South Korea	—
Europe-other	34
Japan	—
Total	$579

Non-Cash Charges Related to Equity Issuances

During the three months ended March 31, 2007 and 2006, we recorded $10,000 and $65,000, respectively, of non-cash charges related to equity issuances. The charges in 2007 include $10,000 related to the adoption of SFAS No. 123(R). The charges in 2006 relate to stock option expense as well as the amortization of a stock purchase warrant granted to a reseller.

Cost of Revenue

 For the three months ended March 31, 2006, cost of revenue was $570,000, which represented costs of our third party support contract as well as amortization of a warrant granted to a sales representative. There was no cost of revenue for the three months ended March 31, 2007 as we closed our customer service business effective December 31, 2006.

Gross Profit

For the three months ended March 31, 2006, gross profit was $9,000. Our gross profit was adversely affected by the declining volume of our service contract sales and the costs we incurred with our third party contractor.

Research and Development Expenses

Research and development expenses were nil for the three months ended March 31, 2007 and 2006, respectively. We discontinued all research and development in connection with our announcement in September 2004 that we were laying off all employees and discontinuing our products. We do not expect to incur research and development costs unless and until we acquire new operating businesses.

Sales and Marketing Expenses

Sales and marketing expenses were nil for the three months ended March 31, 2007 and 2006, respectively. With our announcement in September 2004 that we were laying off all employees and were discontinuing our products, we have ceased essentially all ongoing sales and marketing efforts. We do not expect to incur sales and marketing costs unless and until we acquire new operating businesses.

General and Administrative Expenses

General and administrative expenses were $197,000 and $377,000 for the three months ended March 31, 2007 and 2006, respectively. With our announcement in September 2004 that we were laying off all employees and discontinuing our products, our general and administrative efforts have been focused on restructuring activities, the evaluation of strategic alternatives, as well as the activities related to identifying and acquiring profitable business operations. General and administrative costs for the three months ended March 31, 2007 and 2006 consisted of costs of our employee, contractors, legal and accounting services, insurance and office expenses. General and administrative expenses should remain at approximately the levels reported in the three months ended March 31, 2007 for the quarter ending June 30, 2007.

Interest Income and Other Income (Expense)

For the three months ended March 31, 2007 and 2006, interest income and other income was $291,000 and $242,000, respectively. The increase from March 31, 2006 to March 31, 2007 is due to higher interest rates, partially offset by lower short term investments.

Income Tax Provision

Provisions for income taxes were nil for the three months ended March 31, 2007 and 2006, respectively. Our tax expense for fiscal 2007 will continue to depend on the amount and mix of income derived from sources subject to corporate income taxes of foreign taxing jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

Currently, we are not generating sufficient revenue to fund our operations. We expect our operating losses and net operating cash outflows to continue and do not expect to sustain our revenue.

Through December 31, 2006, our current business consisted primarily of a customer support capability for our discontinued products provided by a third party. In June 2006, we sold the rights to our patent portfolio for cash consideration of $180,000 and in November 2006 we sold the rights to our intellectual property for $80,000. We ceased customer support activities effective December 31, 2006. We have adopted a strategy of seeking to enhance stockholder value by pursuing opportunities to redeploy our assets through an acquisition of one or more operating business with existing or prospective taxable earnings that can be offset by use of our net operating loss carry-forwards. We believe that we possess sufficient liquidity and capital resources to fund our operations and working capital requirements for at least the next 12 months. However, our restructuring activities and our new redeployment of assets strategy raise substantial doubt as to our ability to continue as a going concern.

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

Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments were $22.9 million at March 31, 2007 and December 31, 2006.

Operating Activities

We generated $38,000 in cash for operations for the three months ended March 31, 2007 as compared to a usage of $418,000 in cash for operations for the three months ended March 31, 2006. The improvement in 2007 is due to the net income in the three months ended March 31, 2007 as compared to a loss in the prior year period, as well as reductions in receivables, partially offset by reductions in accounts payable and accrued other liabilities.

Investing Activities

 Investing activities generated $2.7 million in cash in the three months ended March 31, 2007 as compared to $6.1 million in the three months ended March 31, 2006. There were no capital expenditures in the three months ended March 31, 2007 or 2006, respectively.

Financing Activities

There were no significant financing activities in the three months ended March 31, 2007 or 2006, respectively.

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

At March 31, 2007, we had $22.9 million in cash and short-term investments. We believe we possess sufficient liquidity and capital resources to fund our operations and working capital requirements for at least the next 12 months.

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

A sensitivity analysis was performed on our investment portfolio as of March 31, 2007 based on a modeling technique that measures hypothetical fair market value changes that would result from a parallel shift in the yield curve of plus 100 basis points. Based on this analysis, a hypothetical 100 basis point increase in interest rates would result in a $37,000 decrease in the fair value of our investments in debt securities as of March 31, 2007.

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

Prior to the issuance of our consolidated financial statements, we completed the needed analyses and our management review such that we can certify that the information contained in our consolidated financial statements for the year ended December 31, 2006 and the three months ended March 31, 2007 fairly presents, in all material respects, our financial condition and results of operations.

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

At March 31, 2007, we had an accumulated deficit of $516 million. We have incurred net losses since our incorporation. If we do not achieve profitability and are unable to obtain additional financing, we will run out of cash and cease operations.

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
Dated: May 1, 2007

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