Form 10-Q
period 2007-06-30
COSINE COMMUNICATIONS INC
filed 2007-07-26
CIK 1060824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Registrant's telephone number including area code: (408) 399-6494

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
Yes ☒ No ☐

There were 10,090,635 shares of the Registrant’s Common Stock, par value $.0001, outstanding on July 31, 2007.

COSINE COMMUNICATIONS, INC.

FORM 10-Q

Quarter ended June 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COSINE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for par value and share data)

	June 30, 2007	December 31, 2006
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$4,526	$5,207
Short-term investments	18,342	17,650
Accounts receivable:
Trade (net of allowance for doubtful accounts of nil at June 30, 2007 and December 31, 2006)	—	55
Other	83	68
Prepaid expenses and other current assets	26	56
Total current assets	22,977	23,036
Long-term deposit	3	—
	$22,980	$23,036

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$176	$320
Accrued other liabilities	92	239
Total current liabilities	268	559

Stockholders' equity:
Preferred stock, 3,000,000 authorized, none issued and outstanding	—	—
Common stock, $.0001 par value, 22,000,000 shares authorized; 10,090,635 shares issued and outstanding at June 30, 2007 and December 31, 2006	1	1
Additional paid-in capital	539,006	538,987
Accumulated other comprehensive income	17	17
Accumulated deficit	(516,312)	(516,528)
Total stockholders' equity	22,712	22,477
	$22,980	$23,036

See accompanying notes to condensed consolidated financial statements.

(1)	The information in this column was derived from the Company's audited consolidated financial statements for the year ended December 31, 2006.

COSINE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Product	$—	$-	$—	$-
Service	—	520	—	1,099
Total revenue	—	520	—	1,099
Cost of revenue[1]	—	533	—	1,103
Gross profit (loss)	—	(13)	—	(4)

Operating expenses:
Research and development	-	-	-	-
Sales and marketing	-	-	-	-
General and administrative[2]	170	234	367	611
Total operating expenses	170	234	367	611

Loss from operations	(170)	(247)	(367)	(615)

Interest income and other	292	452	583	694

Income before income tax provision	122	205	216	79

Income tax provision	-	-	-	-

Net income	$122	$205	$216	$79

Basic net income per share	$0.01	$0.02	$0.02	$0.01
Diluted net income per share	$0.01	$0.02	$0.02	$0.01
Shares used in computing per share amounts:
Basic	10,091	10,091	10,091	10,091
Diluted	10,122	10,091	10,122	10,091

See accompanying notes to condensed consolidated financial statements.

[1]	Cost of revenue includes non-cash (credits) charges related to equity issuances of $40 for the three months ended June 30, 2006 and $100 for the six months ended June 30, 2006.

[2]
General and administrative expenses include non-cash charges related to equity issuances of $9 and $19, for the three month and six month periods ended June 30, 2007, respectively. General and administrative expenses include non-cash charges related to equity issuances of $15 and $20 for the three month and six month periods ended June 30, 2006, respectively.

COSINE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Operating activities:
Net income	$216	$79
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of warrants issued for services	—	100
Stock compensation expense	19	21
Change in operating assets and liabilities:
Accounts receivable, trade	55	(111)
Other receivables	(15)	144
Prepaid expenses and other current assets	30	32
Other assets	(3)	—
Accounts payable	(144)	12
Accrued other liabilities	(147)	(388)
Deferred revenue	—	27
Net cash provided by (used in) operating activities	11	(84)

Investing activities:
Purchase of short-term investments	(19,721)	(3,201)
Proceeds from sales and maturities of short-term investments	19,029	10,048
Net cash (used in) provided by investing activities	(692)	6,847

Net (decrease) increase in cash and cash equivalents	(681)	6,763
Cash and cash equivalents at the beginning of the period	5,207	12,417
Cash and cash equivalents at the end of the period	$4,526	$19,180

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

Liquidity and Redeployment Strategy

The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, at June 30, 2007, we have an accumulated deficit of $516 million. As of December 31, 2006, we ceased our customer service capability. Our actions in the fourth quarter of fiscal year 2004 to terminate most of our employees and discontinue production activities in an effort to conserve cash raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects relating to the recoverability and classification of the recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

The unaudited condensed consolidated financial statements have been prepared by us pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X and include the accounts of CoSine Communications, Inc. and its wholly owned subsidiaries ("CoSine" or collectively, the "Company"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted pursuant to the Securities Exchange Commission’s rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year. The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2006.

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

 Impact of the Adoption of SFAS No. 123 (R)

The effect of recording stock-based compensation for the three and six month periods ended June 30, 2007 was $9,000 and $19,000, respectively, which consisted of stock based compensation related to employee stock options. The effect of recording stock-based compensation for the three and six month periods ended June 30, 2006 was $15,000 and $20,000, respectively, which consisted of stock based compensation related to employee stock options. As of June 30, 2007 we had an unrecorded deferred stock compensation balance related to stock options of approximately $89,000 before estimated forfeitures. SFAS No. 123 (R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on our analysis of historical experience and review of current option holders, we have assumed an annual forfeiture rate of 2.5% for our options. Accordingly, as of June 30, 2007, we estimated that the stock-based compensation for the awards not expected to vest was approximately $4,000, and therefore, the unrecorded deferred stock-based compensation balance related to stock options was adjusted to approximately $85,000 after estimated forfeitures. This amount will be recognized over an estimated weighted average amortization period of 3 years.

During the six months ended June 30, 2007, there were stock option grants for 6,000 shares, with an exercise price of $3.50 per share, the market price on the date of grant, and there were no options exercised cancelled or expired. During the six months ended June 30, 2006, there were stock option grants for 6,000 shares, with an exercise price of $2.45 per share, the market price on the date of grant, and 6,000 options were cancelled.

  Valuation Assumptions

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	0.40	0.40	0.40	0.40
Risk free interest rate	4.89%	5.0%	4.89%	5.0%
Expected life	6.25 years	6.25 years	6.25 years	6.25 years

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

Stock activity under the Stock Option Plans was as follows (in thousands, except per share data):

	Shares Available for Grant	Shares	Weighted- Average Price Per Share
Balance as of December 31, 2006	2,940	147	$7.69
Granted	6	6	3.50
Exercised	—	—	—
Canceled	—	—	—
Balance as of June 30, 2007	2,934	153	$7. 52

The following table summarizes information concerning options outstanding and exercisable at June 30, 2007 (in thousands, except per share data):

	Options Outstanding
		Weighted-		Options Exercisable
		Average
		Remaining	Weighted-		Weighted-
Range of	Number	Contractual	Average	Number	Average
Exercise Prices	Of Shares	Life (Years)	Exercise Price	Of Shares	Exercise Price
$2.15-2.60	118	8.0	$2.56	81	$2.57
3.50	6	9.9	3.50	-	-
5.20	4	5.8	5.20	4	5.20
6.96	12	6.3	6.96	11	6.96
8.80	4	4.8	8.80	4	8.80
22.30	4	3.9	22.30	4	22.30
120.00	5	3.1	120.00	5	120.00
$2.15-120.00	153	7.8	$7.52	109	$9.46

Guarantees

We may enter into certain types of contracts that require that we indemnify parties against certain third party claims that may arise. These contracts primarily relate to: (i) certain agreements with our officers, directors, employees and other service providers, under which we may be required to indemnify such persons for liabilities arising out of their relationships with us, (ii) contracts under which we may be required to indemnify customers against loss or damage to property or persons as a result of willful or negligent conduct by our employees or sub-contractors, (iii) contracts under which we may be required to indemnify customers against third party claims that our product infringes a patent, copyright or other intellectual property right and (iv) procurement or license agreements under which we may be required to indemnify licensors or vendors for certain claims that may be brought against them arising from our acts or omissions with respect to the supplied products or technology.

Generally, a maximum obligation is not explicitly stated. Because the obligated amounts associated with this type of agreement are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, we have not been obligated to make payments for these obligations, and no liabilities have therefore been recorded for these obligations on its consolidated balance sheet as of June 30, 2007.

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

In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the court for approval. On August 31, 2005, the court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have indicated that they will seek to amend their allegations and file amended complaints. It is uncertain whether there will be any revised or future settlement.

If a settlement is not consummated, we intend to defend the lawsuit vigorously. However, we cannot predict its outcome with certainty. If we are not successful in our defense of the lawsuit, we could be forced to make significant payments to the plaintiffs and their lawyers, and such payments could have a material adverse effect on our business, financial condition and results of operations if not covered by our insurance carrier.

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

3. BALANCE SHEET DETAILS

Cash

At June 30, 2007, we had deposits with a financial institution that may exceed the amount of insurance provided on such deposits.

Accounts Receivable

 We have no trade accounts receivable at June 30, 2007. Two customers comprised 94% of total accounts receivable at December 31, 2006.

Warranty

Prior to discontinuing our products in September 2004, we provided a basic limited warranty, including repair or replacement of parts, and technical support for products sold on or before September 30, 2004. We ceased offering warranties in 2004 in connection with the discontinuance of our products and all warranty obligations have expired on or before June 30, 2007. There were no warranty activities in the three or six month periods ended June 30, 2007 and 2006, respectively.

4. NET INCOME PER COMMON SHARE

Basic net income per share is calculated based on the weighted average number of common shares outstanding during the periods presented. Diluted net income per share gives effect to the dilutive effect of common stock equivalents consisting of stock options and warrants (calculated using the treasury stock method).

The following table presents the calculation of basic and diluted net loss per share for each year (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net income	$122	$205	$216	$79
Basic and diluted:
Weighted-average shares of common stock outstanding	10,091	10,091	10,091	10,091
Add: effect of dilutive securities - stock options	31	—	31	—
Weighted-average shares used in diluted net income per share	10,122	10,091	10,122	10,091
Basic and diluted net income (loss) per share	$0.01	$0.02	$0.02	$0.01

Basic net income per common share is calculated based on the weighted-average number of common shares outstanding during the periods presented.

5. COMPREHENSIVE INCOME

The components of comprehensive income are shown below, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net income	$122	$205	$216	$79
Other comprehensive income:
Unrealized gains on investments	-	1	-	6
Currency translation adjustment	-	2	-	14
Total other comprehensive income	-	3	-	20
Comprehensive income	$122	$208	$216	$99

6. SEGMENT REPORTING

We operate in only one operating segment, and substantially all of our assets are located in the United States.

We had no revenues in the three and six month periods ended June 30, 2007. Revenues from customers by geographic region for the three and six months ended June 30, 2006, respectively, were as follows, in thousands:

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2006
Region
United States	$465	$1,010
Italy	-	-
France	48	82
Korea	-	-
Japan	-	-
Other EMEA .	7	7
Other Asia/Pacific	-	-
Total	$520	$1,099

Two North American customers accounted for 89% and 92% of total revenues, respectively, in the three months ended June 30, 2006.

7. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustments in the liability for unrecognized income tax benefits. We operated in multiple tax jurisdictions both inside and outside the United States. With few exceptions, we are no longer subject to audits by tax authorities for tax years prior to 2001. At the adoption date, we did not have any unrecognized tax benefits and did not have any interest or penalties accrued.

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

8. SUBSEQUENT EVENT

On June 15, 2007, the Board of Directors of CoSine Communications, Inc. (the “Company”) approved the Company’s entering into an agreement, to be effective as of July 1, 2007 (the “Services Agreement”), with SP Corporate Services, LLC (“SP”) pursuant to which SP will provide to the Company, on a non-exclusive basis, a full range of executive, financial and administrative support services and personnel, including the services of a Chief Executive Officer, Chief Financial Officer, Secretary, Principal Executive Officer and Principal Accounting Officer, maintenance of the Company’s corporate office and records, periodic reviews of transactions in the Company’s stock to assist in preservation of the Company’s net loss carry-forwards under Section 382 of the Internal Revenue Code, and related executive, financial, accounting and administrative support services. Under the Services Agreement, the Company will pay SP a monthly fee of $17,000 in exchange for the services. SP will be responsible for compensating and providing all applicable employment benefits to any SP personnel in connection with providing services under the Services Agreement. The Company shall reimburse SP for reasonable and necessary business expenses of the Company incurred by SP, and the Company will be responsible payment of fees related to audit, tax, legal, stock transfer, insurance broker, investment advisor and banking services provided to the Company by third party advisors. The Services Agreement has a term of one year and shall automatically renew for successive one year periods unless terminated, on any anniversary date of the Services Agreement, by either party upon not less than 30 days prior written notice to the other. The Services Agreement is also terminable by the Company upon 30 days prior written notice received by SP within 60 days following the death of Terry R. Gibson or his resignation as Chief Executive Officer, Chief Financial Officer or Secretary of the Company. Under the Services Agreement, SP and its personnel will be entitled to the same limitations on liability and indemnity rights available under the Company’s charter documents to any other person performing such services for the Company. During fiscal year 2007 to date, the Company has incurred approximately $24,500 per month in performing itself the services which are to be performed by SP under the Services Agreement.

SP is affiliated with Steel Partners II, L.P., the Company’s largest stockholder, by virtue of SP’s President, Warren Lichtenstein, serving as the sole executive officer and managing member of Steel Partners, L.L.C., the general partner of Steel Partners II, L.P. SP is a wholly owned subsidiary of Steel Partners Ltd., also controlled by Mr. Lichtenstein.

Pursuant to the Services Agreement, Terry R. Gibson, the Company’s current Chief Executive Officer, Chief Financial Officer, Secretary, Principal Executive Officer and Principal Accounting Officer, will terminate his employment with the Company, effective June 30, 2007. Under the Services Agreement, Mr. Gibson will continue to serve, at the pleasure of the Board of Directors of the Company but as an employee of SP, as the Company’s Chief Executive Officer, Chief Financial Officer, Secretary, Principal Executive Officer and Principal Accounting Officer. SP will be responsible for compensating Mr. Gibson, including providing him with all applicable employment benefits to which he may be entitled, for his serving as Chief Executive Officer, Chief Financial Officer, Secretary, Principal Executive Officer and Principal Accounting Officer of the Company and for any other services he may provide to the Company under the Services Agreement. As a director and officer of the Company and as provided in the Services Agreement, Mr. Gibson will continue to be entitled to the same limitations on liability and indemnity rights available under the Company’s charter documents to any other person performing such services for the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. We use words such as "anticipate," "believe," "plan," "expect," "future," "intend" and similar expressions to identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, failure to achieve revenue growth and profitability, our ability to identify and acquire new business operations, the time and costs required to identify and acquire new business operations, management and board interest in and distraction due to identifying and acquiring new business operations, and the reactions, either positive or negative, of investors and others to our strategic direction and to any specific business opportunity selected by us, all as are discussed in more detail in the section entitled "Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2006. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents that we file from time to time with the Securities and Exchange Commission.

OVERVIEW

Until December 31, 2006, our business consisted primarily of a customer support capability provided by a third party for our discontinued products. We continued such support activities through December 31, 2006, at which time we ceased all customer support services. In 2006, we sold our patent portfolio and the intellectual property related to our carrier products and service business. We continue to seek to redeploy our existing resources to identify and acquire one or more new business operations with existing or prospective taxable earnings that can be offset by use of our net operating loss carry-forwards ("NOLs").

DUE TO THE ADOPTION OF OUR REDEPLOYMENT STRATEGY, THE INFORMATION APPEARING BELOW, WHICH RELATES TO PRIOR PERIODS, MAY NOT BE INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR ANY SUBSEQUENT PERIODS. THE SIX MONTH PERIOD ENDED JUNE 30, 2007 PRIMARILY REFLECTS, AND FUTURE PERIODS PRIOR TO A REDEPLOYMENT OF OUR ASSETS ARE EXPECTED TO PRIMARILY REFLECT, GENERAL AND ADMINISTRATIVE EXPENSES AND TRANSACTION EXPENSES ASSOCIATED WITH THE CONTINUING ADMINISTRATION OF THE COMPANY AND ITS EFFORTS TO REDEPLOY ITS ASSETS.

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

While the end user of our product was normally a large network service provider, we also sold product and services through small resellers and to small network service providers in Asia, Europe and North America. To recognize revenue before we received payment, we were required to assess that collection from the customer was probable. If we could not satisfy ourselves that collection is probable, we deferred revenue recognition until we collected payment.

Through December 31, 2006, our revenue consisted primarily of customer service revenue. We recorded revenue as earned for customer service revenue, once we satisfied ourselves that collection was probable. If we could satisfy ourselves that collection was probable, we deferred revenue recognition until we collected payment.

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

We ceased offering warranty on product or service sales in 2004 and all warranty obligations expired prior to December 31, 2006.

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

In the second quarter of 2004, we issued to a reseller a warrant to acquire 254,489 shares of our common stock at an exercise price of $4.65 per share. The warrant had a two-year term beginning May 28, 2004 and vested ratably over the term. If during the two-year term (1) any person or entity had acquired a greater than 50% interest in us or the ownership or control of more than 50% of our voting stock or (2) we had sold substantially all of our intellectual property assets, the warrant would have become exercisable. Even if the reseller had not immediately exercised the warrant upon the occurrence of such an event that made the warrant exercisable (a “trigger event”), the reseller would have been entitled to securities, cash and property to which it would have been entitled to upon the consummation of the trigger event, less the aggregate price applicable to the warrant. We calculated the fair value of the warrant to be approximately $487,000 using the Black-Scholes option pricing model, using a volatility factor of .97, a risk-free interest rate of 2.5%, and an expected life of two years. The fair value of the warrant has been amortized over the two-year expected life of the warrant. The warrant was fully amortized at December 31, 2006. The warrants have expired and were not exercised. During the three month and six month periods ended June 30, 2006 we amortized $40,000 and $100,000, respectively, to cost of revenue.

RESULTS OF OPERATIONS

Revenue

Effective December 31, 2006, we have ceased all customer service operations and, accordingly, there were no revenues recognized for the three and six month periods ended June 30, 2007. Revenues for the three and six month periods ended June 30, 2006 were $520,000 and $1,099,000, respectively, all of which was earned from service contracts.

Revenues by geographic region for the three and six month periods ended June 30, 2006 were as follows, in thousands:

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2006
Region
United States	$465	$1,010
Italy	—	—
France	48	82
Korea	—	—
Japan	—	—
Other EMEA .	7	7
Other Asia/Pacific	—	—
Total	$520	$1,099

Non-Cash Charges Related to Equity Issuances

During the three and six month periods ended June 30, 2007, we recorded $9,000 and $19,000, respectively, of non-cash charges related to equity issuances. During the three and six month periods ended June 30, 2006, we recorded $55,000 and $158,000, respectively, of non-cash charges related to equity issuances. The charges in 2007 are due to the adoption of SFAS No. 123(R). The charges in 2006 relate to stock option expense as well as the amortization of a stock purchase warrant granted to a reseller.

Cost of Revenue

 There was no cost of revenue for the three and six month periods ended June 30, 2007 as we closed our customer service business effective December 31, 2006.  For the three and six month periods ended June 30, 2006, cost of revenue was $533,000 and $1,103,000, respectively, which represented costs of our third party support contract as well as amortization of a warrant granted to a sales representative.

Gross Profit

For the three and six month periods ended June 30, 2006, gross profit (loss) was ($13,000) and ($4,000), respectively. Our gross profit was adversely affected by the declining volume of our service contract sales and the costs we incurred with our third party contractor.

Research and Development Expenses

Research and development expenses were nil for the three and six month periods ended June 30, 2007 and 2006, respectively. We discontinued all research and development in connection with our announcement in September 2004 that we were laying off all employees and discontinuing our products. We do not expect to incur research and development costs unless and until we acquire new operating businesses.

Sales and Marketing Expenses

Sales and marketing expenses were nil for the three and six month periods ended June 30, 2007 and 2006, respectively. With our announcement in September 2004 that we were laying off all employees and were discontinuing our products, we have ceased essentially all ongoing sales and marketing efforts. We do not expect to incur sales and marketing costs unless and until we acquire new operating businesses.

General and Administrative Expenses

General and administrative expenses were $170,000 and $367,000 for the three and six month periods ended June 30, 2007 as compared to $234,000 and $611,000 for the three and six month periods ended June 30, 2006, respectively. With our announcement in September 2004 that we were laying off all employees and discontinuing our products, our general and administrative efforts have been focused on restructuring activities, the evaluation of strategic alternatives, as well as the activities related to identifying and acquiring profitable business operations. General and administrative costs for the three and six month periods ended June 30, 2007 and 2006 consisted of costs of our employee, contractors, legal and accounting services, insurance and office expenses. General and administrative expenses should remain at approximately the levels reported in the three months ended June 30, 2007 for the quarter ending September 30, 2007.

Interest Income and Other Income (Expense)

For the three month and six month periods ended June 30, 2007, interest income and other income was $292,000 and $583,000, respectively, as compared to $452,000 and 694,000 for the three month and six month periods ended June 30, 2006. The decrease from 2006 to 2007 is due primarily to the one-time sale of patents in the prior year.

Income Tax Provision

Provisions for income taxes were nil for the three and six month periods ended June 30, 2007 and 2006, respectively. Our tax expense for fiscal 2007 will continue to depend on the amount and mix of income derived from sources subject to corporate income taxes of foreign taxing jurisdictions.

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

Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments were $22.9 million at June 30, 2007 and December 31, 2006, respectively.

Operating Activities

We generated $11,000 in cash for operations for the six months ended June 30, 2007 as compared to a usage of $84,000 in cash for operations for the six months ended June 30, 2006. The improvement in 2007 is due to the increase in net income in the six months ended June 30, 2007 as compared to the prior year period, as well as lower payments for short term liabilities in 2007 as compared to 2006.

Investing Activities

 Investing activities used $692,000 in cash for the six months ended June 30, 2007 as compared to $6.8 million in cash provided by investing activities in the six months ended June 30, 2006. There were no capital expenditures in the six months ended June 30, 2007 or 2006, respectively.

Financing Activities

There were no significant financing activities in the six months ended June 30, 2007 or 2006, respectively.

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

At June 30, 2007, we had $22.9 million in cash and short-term investments. We believe we possess sufficient liquidity and capital resources to fund our operations and working capital requirements for at least the next 12 months.

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

A sensitivity analysis was performed on our investment portfolio as of June 30, 2007 based on a modeling technique that measures hypothetical fair market value changes that would result from a parallel shift in the yield curve of plus 100 basis points. Based on this analysis, a hypothetical 100 basis point increase in interest rates would result in a $61,000 decrease in the fair value of our investments in debt securities as of June 30, 2007.

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

Prior to the issuance of our consolidated financial statements, we completed the needed analyses and our management review such that we can certify that the information contained in our consolidated financial statements for the year ended December 31, 2006 and the three and six month periods ended June 30, 2007 and 2006, respectively, fairly presents, in all material respects, our financial condition and results of operations.

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

In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the court for approval. On August 31, 2005, the court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have indicated that they will seek to amend their allegations and file amended complaints. It is uncertain whether there will be any revised or future settlement.

If a settlement is not consummated, we intend to defend the lawsuit vigorously. However, we cannot predict its outcome with certainty. If we are not successful in our defense of this lawsuit, we could be forced to make significant payments to the plaintiffs and their lawyers, and such payments could have a material adverse effect on our business, financial condition and results of operations if not covered by our insurance carrier.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 10, 2007, we held our 2007 Annual Meeting of Stockholders at which one proposal was considered. We recommended that the stockholders vote for the proposal. The results of the matter considered and voted upon are as follow:

Proposal 1:	To elect a Board of Directors to hold office until our 2008 Annual Meeting of Stockholders.

Of the aggregate 7,425,450 shares were represented in person or by proxy at the Annual, the shares were voted as follows:

Nominee	Votes For	Withheld

Donald Green	6,516,089	909,361
Charles J. Abbe	6,516,089	909,361
Jack L. Howard	6,489,387	936,063
Terry R. Gibson	6,514,214	911,236

ITEM 6. EXHIBITS

An index of exhibits filed as part of this Report is on page 28.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSINE COMMUNICATIONS, INC.

Dated: July 26, 2007	By:	/s/ Terry R. Gibson
Terry R. Gibson Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

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