Form 10-Q
period 2007-09-30
COSINE COMMUNICATIONS INC
filed 2007-11-01
CIK 1060824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

________________

FORM 10-Q
________________

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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
Yes ☒  No ☐

There were 10,090,635 shares of the Registrant’s Common Stock, par value $.0001, outstanding on September 30, 2007.

COSINE COMMUNICATIONS, INC.

FORM 10-Q

Quarter ended September 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COSINE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for par value and share data)

	September 30, 2007	December 31, 2006
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$6,259	$5,207
Short-term investments	16,766	17,650
Accounts receivable:
Trade (net of allowance for doubtful accounts of nil at September 30, 2007 and December 31, 2006)	—	55
Other	59	68
Prepaid expenses and other current assets	50	56
Total current assets	23,134	23,036
Long-term deposit	3	—
	$23,137	$23,036

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$240	$320
Accrued other liabilities	50	239
Total current liabilities	290	559

Stockholders' equity:
Preferred stock, 3,000,000 authorized, none issued and outstanding	—	—
Common stock, $.0001 par value, 22,000,000 shares authorized; 10,090,635 shares issued and outstanding at September 30, 2007 and December 31, 2006	1	1
Additional paid-in capital	539,016	538,987
Accumulated other comprehensive income	15	17
Accumulated deficit	(516,185)	(516,528)
Total stockholders' equity	22,847	22,477
	$23,137	$23,036

See accompanying notes to condensed consolidated financial statements.

_____________________________
(1) The information in this column was derived from the Company's audited consolidated financial statements for the year ended December 31, 2006.

COSINE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Product	$—	$-	$—	$-
Service	—	134	—	1,233
Total revenue	—	134	—	1,233
Cost of revenue[1]	—	366	—	1,469
Gross profit (loss)	—	(232)	—	(236)

Operating expenses:
Research and development	—	—	—	—
Sales and marketing	—	—	—	—
General and administrative[2]	175	295	542	906
Total operating expenses	175	295	542	906

Loss from operations	(175)	(527)	(542)	(1,142)

Interest income and other	302	302	885	996
Income (loss) before income tax provision	127	(225)	343	(146)
Income tax provision	-	-	-	-
Net income (loss)	$127	$(225)	$343	$(146)

Basic net income (loss) per share	$0.01	$(0.02)	$0.03	$(0.01)

Diluted net income per share	$0.01	$(0.02)	$0.03	$(0.01)

Shares used in computing per share amounts:

Basic	10,091	10,091	10,091	10,091

Diluted	10,114	10,091	10,118	10,091

See accompanying notes to condensed consolidated financial statements.

_____________________________
1 Cost of revenue includes non-cash (credits) charges related to equity issuances of $10 for the three months ended September 30, 2006 and $130 for the nine months ended September 30, 2006.
2 General and administrative expenses include non-cash charges related to equity issuances of $10 and $29, for the three month and nine month periods ended September 30, 2007, respectively.

COSINE COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating activities:
Net income (loss)	$343	$(146)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of warrants issued for services	—	100
Stock compensation expense	29	30
Change in operating assets and liabilities:
Accounts receivable, trade	55	—
Other receivables	9	190
Prepaid expenses and other current assets	6	5
Other assets	(3)	150
Accounts payable12	(80)	175
Accrued other liabilities	(189)	(664)
Deferred revenue	—	(39)
Net cash provided by (used in) operating activities	170	(198)

Investing activities:
Purchase of short-term investments	(22,236)	(8,792)
Proceeds from sales and maturities of short-term investments	23,118	12,313
Net cash (used in) provided by investing activities	882	3,521

Net increase in cash and cash equivalents	1,052	3,323
Cash and cash equivalents at the beginning of the period	5,207	12,417
Cash and cash equivalents at the end of the period	$6,259	$15,740

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

Liquidity and Redeployment Strategy

The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, at September 30, 2007, we have an accumulated deficit of $516 million. As of December 31, 2006, we ceased our customer service capability. Our actions in the fourth quarter of fiscal year 2004 to terminate most of our employees and discontinue production activities in an effort to conserve cash raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects relating to the recoverability and classification of the recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

The unaudited condensed consolidated financial statements have been prepared by us pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X and include the accounts of CoSine Communications, Inc. and its wholly owned subsidiaries ("CoSine" or collectively, the "Company"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted pursuant to the Securities Exchange Commission’s rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year. The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2006.

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

Impact of the Adoption of SFAS No. 123 (R)

The effect of recording stock-based compensation for the three and nine month periods ended September 30, 2007 was $10,000 and $29,000, respectively, which consisted of stock based compensation related to employee stock options. The effect of recording stock-based compensation for the three and nine month periods ended September 30, 2006 was $10,000 and $30,000, respectively, which consisted of stock based compensation related to employee stock options. As of September 30, 2007 we had an unrecorded deferred stock compensation balance related to stock options of approximately $79,000 before estimated forfeitures. SFAS No. 123 (R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on our analysis of historical experience and review of current option holders, we have assumed an annual forfeiture rate of 2.5% for our options. Accordingly, as of September 30, 2007, we estimated that the stock-based compensation for the awards not expected to vest was approximately $3,086, and therefore, the unrecorded deferred stock-based compensation balance related to stock options was adjusted to approximately $75.962 after estimated forfeitures. This amount will be recognized over an estimated weighted average amortization period of 3 years.

During the nine months ended September 30, 2007, there were stock option grants for 6,000 shares, with an exercise price of $3.50 per share, the market price on the date of grant, and there were no options exercised cancelled or expired. During the nine months ended September 30, 2006, there were stock option grants for 6,000 shares, with an exercise price of $2.45 per share, the market price on the date of grant, and 6,000 options were cancelled.

 Valuation Assumptions

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	0.00	0.40	0.40	0.85
Risk free interest rate	0%	5.0%	4.89%	4.12%
Expected life	—	6.25 years	6.25 years	4 years

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

Stock activity under the Stock Option Plans was as follows (in thousands, except per share data):

	Shares Available for Grant	Shares	Weighted- Average Price Per Share
Balance as of December 31, 2006	2,940	147	$7.69
Granted	6	6	3.50
Exercised	—	—	—
Canceled	—	—	—
Balance as of September 30, 2007	2,934	153	$7. 52

The following table summarizes information concerning options outstanding and exercisable at September 30, 2007 (in thousands, except per share data):

	Options Outstanding
		Weighted-		Options Exercisable
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of	Of	Contractual	Exercise	Of	Exercise
Exercise Prices	Shares	Life (Years)	Price	Shares	Price
$2.15-2.60	118	8.0	$2.56	81	$2.57
3.50	6	9.6	3.50	-	-
5.20	4	5.6	5.20	4	5.20
6.96	12	6.1	6.96	12	6.96
8.80	4	4.6	8.80	4	8.80
22.30	4	3.7	22.30	4	22.30
120.00	5	2.9	120	5	120
$2.15-120.00	153	7.5	$7.52	110	$9.41

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

Generally, a maximum obligation is not explicitly stated. Because the obligated amounts associated with this type of agreement are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, we have not been obligated to make payments for these obligations, and no liabilities have therefore been recorded for these obligations on its consolidated balance sheet as of September 30, 2007.

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

3. BALANCE SHEET DETAILS

Cash

At September 30, 2007, we had deposits with a financial institution that may exceed the amount of insurance provided on such deposits.

Accounts Receivable

We have no trade accounts receivable at September 30, 2007. Two customers comprised 94% of total accounts receivable at December 31, 2006.

Warranty

Prior to discontinuing our products in September 2004, we provided a basic limited warranty, including repair or replacement of parts, and technical support for products sold on or before September 30, 2004. We ceased offering warranties in 2004 in connection with the discontinuance of our products and all warranty obligations have expired on or before September 30, 2007. There were no warranty activities in the three or nine month periods ended September 30, 2007 and 2006, respectively.

4. NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per share is calculated based on the weighted average number of common shares outstanding during the periods presented. Diluted net income per share gives effect to the dilutive effect of common stock equivalents consisting of stock options and warrants (calculated using the treasury stock method).

The following table presents the calculation of basic and diluted net loss per share for each year (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net income (loss)	$127	$(225)	$343	$(146)
Basic and diluted:
Weighted-average shares of common stock outstanding	10,091	10,091	10,091	10,091

Add: effect of dilutive securities - stock options	23	—	27	—
Weighted-average shares used in diluted net income per share	10,114	10,091	10,118	10,091
Basic and diluted net income (loss) per share	$0.01	$(0.02)	$0.03	$(0.01)

Basic net income per common share is calculated based on the weighted-average number of common shares outstanding during the periods presented.

5. COMPREHENSIVE INCOME

The components of comprehensive income are shown below, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net income (loss)	$127	$(225)	$343	$(146)
Other comprehensive income:
Unrealized gains (losses) on investments	(2)	6	(2)	13
Currency translation adjustment	-	-	-	13
Total other comprehensive income	(2)	6	(2)	26
Comprehensive income (loss)	$125	$(219)	$341	$(120)

6. SEGMENT REPORTING

We operate in only one operating segment, and substantially all of our assets are located in the United States.

We had no revenues in the three and nine month periods ended September 30, 2007. Revenues from customers by geographic region for the three and nine months ended September 30, 2006, respectively, were as follows, in thousands:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Region
North America	$100	$1,110
France	27	109
Other EMEA	7	14
Total	$134	$1,233

Two North American customers accounted for 47% and 27% of total revenues, respectively, in the three months ended September 30, 2006.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB 108”). SAB 108 addresses how the effects of prior -year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income-statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The guidance is applicable for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our considered financial statements.

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

8. TRANSACTIONS WITH RELATED PERSONS

In efforts to reduce our operating expenses, on June 15, 2007, the board of directors approved an agreement (the “Services Agreement”) with SP Corporate Services, LLC (“SP”) pursuant to which SP provides us, on a non-exclusive basis, a full range of executive, financial and administrative support services and personnel, including the services of a Chief Executive Officer, Chief Financial Officer, Secretary, Principal Executive Officer and Principal Accounting Officer, maintenance of our corporate office and records, periodic reviews of transactions in our stock to assist in preservation of our NOLs, and related executive, financial, accounting and administrative support services. The Service Agreement became effective as of July 1, 2007. Under the Services Agreement, we pay SP a monthly fee of $17,000 in exchange for SP's services. SP is responsible for compensating and providing all applicable employment benefits to any SP personnel in connection with providing services under the Services Agreement. We reimburse SP for reasonable and necessary business expenses of ours incurred by SP, and we are responsible payment of fees related to audit, tax, legal, stock transfer, insurance broker, investment advisor and banking services provided to us by third party advisors. The Services Agreement has a term of one year and automatically renews for successive one year periods unless otherwise terminated by either party. The Services Agreement is also terminable by us upon the death of Terry R. Gibson or his resignation as our Chief Executive Officer, Chief Financial Officer or Secretary of the Company. Under the Services Agreement, SP and its personnel are entitled to the same limitations on liability and indemnity rights available under our charter documents to any other person performing such services for us. During fiscal year 2007, prior to the effectiveness of the Services Agreement, we incurred approximately $24,500 per month in performing the services which are to be performed by SP under the Services Agreement.

SP is affiliated with Steel Partners II, L.P., our largest stockholder, by virtue of SP’s President, Warren Lichtenstein, serving as the sole executive officer and managing member of Steel Partners, L.L.C., the general partner of Steel Partners II, L.P. SP is a wholly owned subsidiary of Steel Partners Ltd., also controlled by Mr. Lichtenstein.

Pursuant to the Services Agreement, Terry R. Gibson terminated his employment with us, effective as of June 30, 2007, but continues to serve as our Chief Executive Officer, Chief Financial Officer, Secretary, Principal Executive Officer and Principal Accounting Officer as an employee of SP. SP is responsible for compensating Mr. Gibson, including providing him with all applicable employment benefits to which he may be entitled, for his serving as our Chief Executive Officer, Chief Financial Officer, Secretary, Principal Executive Officer and Principal Accounting Officer and for any other services he may provide to us under the Services Agreement.

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

OVERVIEW

Until December 31, 2006, our business consisted primarily of a customer support capability provided by a third party for our discontinued products. We continued such support activities through December 31, 2006, at which time we ceased all customer support services. In 2006, we sold our patent portfolio and the intellectual property related to our carrier products and service business. Effective July 1, 2007, we are outsourcing our executive, financial and administrative support services and personnel requirements to SP Corporate Services LLC in efforts to reduce operating costs. See Note 8 to Notes to Condensed Consolidated Financial Statements.. We continue to seek to redeploy our existing resources to identify and acquire one or more new business operations with existing or prospective taxable earnings that can be offset by use of our net operating loss carry-forwards ("NOLs").

DUE TO THE ADOPTION OF OUR REDEPLOYMENT STRATEGY, THE INFORMATION APPEARING BELOW, WHICH RELATES TO PRIOR PERIODS, MAY NOT BE INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR ANY SUBSEQUENT PERIODS. THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2007 PRIMARILY REFLECTS GENERAL AND ADMINISTRATIVE EXPENSES AND TRANSACTION EXPENSES ASSOCIATED WITH THE CONTINUING ADMINISTRATION OF THE COMPANY AND ITS EFFORTS TO REDEPLOY ITS ASSETS.

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

In the second quarter of 2004, we issued to a reseller a warrant to acquire 254,489 shares of our common stock at an exercise price of $4.65 per share. The warrant had a two-year term beginning May 28, 2004 and vested ratably over the term. If during the two-year term (1) any person or entity had acquired a greater than 50% interest in us or the ownership or control of more than 50% of our voting stock or (2) we had sold substantially all of our intellectual property assets, the warrant would have become exercisable. Even if the reseller had not immediately exercised the warrant upon the occurrence of such an event that made the warrant exercisable (a “trigger event”), the reseller would have been entitled to securities, cash and property to which it would have been entitled to upon the consummation of the trigger event, less the aggregate price applicable to the warrant. We calculated the fair value of the warrant to be approximately $487,000 using the Black-Scholes option pricing model, using a volatility factor of .97, a risk-free interest rate of 2.5%, and an expected life of two years. The fair value of the warrant has been amortized over the two-year expected life of the warrant. The warrant was fully amortized at December 31, 2006. The warrants have expired and were not exercised. During the three month and nine month periods ended September 30, 2006 we amortized nil and $100,000, respectively, to cost of revenue.

RESULTS OF OPERATIONS

Revenue

Effective December 31, 2006, we have ceased all customer service operations and, accordingly, there were no revenues recognized for the three and nine month periods ended September 30, 2007. Revenues for the three and nine month periods ended September 30, 2006 were $134,000 and $1,233,000, respectively, all of which was earned from service contracts.

Revenues by geographic region for the three and nine month periods ended September 30, 2006 were as follows, in thousands:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Region
North America	$100	$1,110
France	27	109
Other EMEA	7	14
Total	$134	$1,233

Non-Cash Charges Related to Equity Issuances

During the three and nine month periods ended September 30, 2007, we recorded $10,000 and $29,000, respectively, of non-cash charges related to equity issuances. During the three and nine month periods ended September 30, 2006, we recorded $10,000 and $130,000, respectively, of non-cash charges related to equity issuances. The charges in 2007 are due to the adoption of SFAS No. 123(R). The charges in 2006 relate to stock option expense as well as the amortization of a stock purchase warrant granted to a reseller.

Cost of Revenue

 There was no cost of revenue for the three and nine month periods ended September 30, 2007 as we closed our customer service business effective December 31, 2006.  For the three and nine month periods ended September 30, 2006, cost of revenue was $366,000 and $1,469,000, respectively, which represented costs of our third party support contract as well as amortization of a warrant granted to a sales representative.

Gross Profit

There was no gross profit for the three and nine month periods ended September 30, 2007 as we closed our customer service business effective December 31, 2006. For the three and nine month periods ended September 30, 2006, gross profit (loss) was ($232,000) and $(236,000), respectively. Our gross profit was adversely affected during the three and nine month periods ended September 30, 2006 by the declining volume of our service contract sales and the costs we incurred with our third party contractor.

Research and Development Expenses

Research and development expenses were nil for the three and nine month periods ended September 30, 2007 and 2006, respectively. We discontinued all research and development in connection with our announcement in September 2004 that we were laying off all employees and discontinuing our products. We do not expect to incur research and development costs unless and until we acquire new operating businesses.

Sales and Marketing Expenses

Sales and marketing expenses were nil for the three and nine month periods ended September 30, 2007 and 2006, respectively. With our announcement in September 2004 that we were laying off all employees and were discontinuing our products, we have ceased essentially all ongoing sales and marketing efforts. We do not expect to incur sales and marketing costs unless and until we acquire new operating businesses.

General and Administrative Expenses

General and administrative expenses were $175,000 and $542,000 for the three and nine month periods ended September 30, 2007 as compared to $295,000 and $906,000 for the three and nine month periods ended September 30, 2006, respectively. With our announcement in September 2004 that we were laying off all employees and discontinuing our products, our general and administrative efforts have been focused on restructuring activities, the evaluation of strategic alternatives, as well as the activities related to identifying and acquiring profitable business operations. General and administrative costs for the three and nine month periods ended September 30, 2007 and 2006 consisted of costs of contractors, legal and accounting services, insurance and office expenses. The decrease from 2006 to 2007 was due to cost savings resulting from ceasing our customer support services as of December 31, 2006 and outsourcing our executive, financial and administrative support services and personnel requirements to SP Corporate Services LLC, effective as of July 1, 2007.

General and administrative expenses should remain at approximately the levels reported in the three months ended September 30, 2007 for the quarter ending December 31, 2007.

Interest Income and Other Income (Expense)

For the three month and nine month periods ended September 30, 2007, interest income and other income was $302,000 and $885,000, respectively, as compared to $302,000 and $996,000 for the three month and nine month periods ended September 30, 2006. The decrease in other income for the nine months ended September 30, 2006 to 2007 is due primarily to the $180,000 one-time sale of patents in the prior year.

Income Tax Provision

Provisions for income taxes were nil for the three and nine month periods ended September 30, 2007 and 2006, respectively. Our tax expense for fiscal 2007 will continue to depend on the amount and mix of income derived from sources subject to corporate income taxes of foreign taxing jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

Through December 31, 2006, our current business consisted primarily of a customer support capability for our discontinued products provided by a third party. In June 2006, we sold the rights to our patent portfolio for cash consideration of $180,000 and in November 2006 we sold the rights to our intellectual property for $80,000. We ceased customer support activities effective December 31, 2006. Effective July 1, 2007, we outsourcing our executive, financial and administrative support services and personnel requirements to SP Corporate Services LLC in efforts to reduce operating costs. See Note 8 to Notes to Condensed Consolidated Financial Statements. We have adopted a strategy of seeking to enhance stockholder value by pursuing opportunities to redeploy our assets through an acquisition of one or more operating business with existing or prospective taxable earnings that can be offset by use of our net operating loss carry-forwards. We believe that we possess sufficient liquidity and capital resources to fund our operations and working capital requirements for at least the next 12 months. However, our restructuring activities and our new redeployment of assets strategy raise substantial doubt as to our ability to continue as a going concern.

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

Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments were $23.0 million at September 30, 2007 and $22.9 million at December 31, 2006.

Operating Activities

We generated $170,000 in cash for operations for the nine months ended September 30, 2007 as compared to a usage of $198,000 in cash for operations for the nine months ended September 30, 2006. The improvement in 2007 is due to decreases in operating expenses and cost of revenue as a result of ceasing operations and support services as of the end of 2006 as well as lower payments for short term liabilities in 2007 as compared to 2006.

Investing Activities

 Investing activities provided $882,000 in cash for the nine months ended September 30, 2007 as compared to $3.5 million in cash provided by investing activities in the nine months ended September 30, 2006. There were no capital expenditures in the nine months ended September 30, 2007 or 2006, respectively.

Financing Activities

There were no financing activities in the nine months ended September 30, 2007 or 2006, respectively.

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

At September 30, 2007, we had $23.0 million in cash and short-term investments. We believe we possess sufficient liquidity and capital resources to fund our operations and working capital requirements for at least the next 12 months.

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

A sensitivity analysis was performed on our investment portfolio as of September 30, 2007 based on a modeling technique that measures hypothetical fair market value changes that would result from a parallel shift in the yield curve of plus 100 basis points. Based on this analysis, a hypothetical 100 basis point increase in interest rates would result in a $37,000 decrease in the fair value of our investments in debt securities as of September 30, 2007.

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

Prior to the issuance of our consolidated financial statements, we completed the needed analyses and our management review such that we can certify that the information contained in our consolidated financial statements for the year ended December 31, 2006 and the three and nine month periods ended September 30, 2007 and 2006, respectively, fairly presents, in all material respects, our financial condition and results of operations.

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

None.

ITEM 6. EXHIBITS

An index of exhibits filed as part of this Report is on page 21.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSINE COMMUNICATIONS, INC.

Dated: October 31, 2007	By:	/s/ Terry R. Gibson
Terry R. Gibson
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Services Agreement by and between CoSine Communications, Inc. and SP Corporate Services, LLC, effective as of July 1, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 19, 2007).

10.2
First Amendment to Rights Agreement by and between CoSine Communications, Inc. and Mellon Investor Services LLC, effective as of August 31, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 4, 2007).

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