Form 10-K
period 2007-12-31
COSINE COMMUNICATIONS INC
filed 2008-03-14
CIK 1060824

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to                           ..

Commission File Number 000-30715

CoSine Communications, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-3280301
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

61 East Main Street, Suite B Los Gatos, California	95030
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code:
(408) 399-6494

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
Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Small reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

The aggregate market value of the voting and non voting common equity held by non-affiliates of the Registrant was $15,412,353 based on the number of shares held by non-affiliates as of March 1, 2008, and based on the reported last sale price of common stock on June 30, 2007, which is the last business day of the Registrant’s most recently completed second fiscal quarter. Shares of stock held by officers, directors and 5 percent or more stockholders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2008, there were 10,090,635 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for our 2008 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.

COSINE COMMUNICATIONS, INC.

FORM 10-K
Year Ended December 31, 2007

SAFE HARBOR STATEMENT UNDER
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K contains forward-looking statements. We use words such as "anticipate," "believe," "plan," "expect," "future," "intend" and similar expressions to identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, failure to achieve revenue growth and profitability, our ability to identify and acquire new business operations, the time and costs required to identify and acquire new business operations, management and board interest in and distraction due to identifying and acquiring new business operations, and the reactions, either positive or negative, of investors and others to our strategic direction and to any specific business opportunity selected by us, all as are discussed in more detail in the section entitled "Risk Factors" on pages 7 to 11 of this report, as well as the other risk factors discussed in that section. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents that we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we file in fiscal year 2008.

PART I

Item 1. Business

Overview

CoSine Communications, Inc. ("CoSine" or the "Company," which may be referred to as "we," "us" or "our") was incorporated in California on April 14, 1997 and in August 2000 was reincorporated in the State of Delaware. We were a provider of carrier network equipment products and services until the fourth quarter of fiscal year 2004 during which time we discontinued our product lines, took actions to lay off most of our employees, terminated contract manufacturing arrangements, contractor and consulting arrangements and various facility leases, and sold, scrapped or wrote-off our inventory, property, and equipment. From the fourth quarter of fiscal year 2004 through December 31, 2006, our business consisted primarily of a customer support capability for our discontinued products provided by a third party. In March 2006, we sold the rights to our patent portfolio, and in November 2006, we sold the remaining intellectual property rights to our carrier network equipment products and services. We terminated all customer service operations effective December 31, 2006 and do not intend to offer customer support services for our discontinued products in the future. We are currently attempting to redeploy our existing assets by identifying and acquiring one or more new business operations with existing or prospective taxable earnings that can be offset by use of our net operating loss carry-forwards (“NOLs”). No candidate for acquisition has yet been identified, and no assurance can be given that we will find suitable candidates, and if we do, that we will be able to utilize our existing NOLs.

Current Business

In July 2005 after discontinuing our product lines, we completed a comprehensive review of strategic alternatives, including a sale of the Company, a sale or licensing of intellectual property, a redeployment of our assets into new business ventures, or a winding-up and liquidation of the business and a return of capital. Our board of directors approved a plan to enhance stockholder value by redeploying our existing assets and resources to identify and acquire one or more new business operations, while continuing to support our existing customers. With the termination of our customer service operations effective December 31, 2006, our current business involves the redeployment of our existing assets to acquire one or more operating businesses with existing or prospective taxable earnings that can be offset by use of our NOLs. No candidate for acquisition has yet been identified, and no assurance can be given that we will find suitable candidates, and if we do, that we will be able to utilize our existing NOLs.

To protect our NOLs, on September 1, 2005, we entered into a stockholders rights plan which provided for a dividend distribution of one preferred share purchase right for each outstanding share of our common stock which, when exercisable, would allow its holder to purchase from us one one-hundredth of a share of our Series A Junior Participating Preferred Stock, par value $0.0001, for a purchase price of $3.00. Each fractional share of this preferred stock would give the stockholder approximately the same dividend, voting and liquidation rights as does one share of our common stock. The purchase rights become exercisable after the acquisition or attempted acquisition of 5% or more of our outstanding common stock without the prior approval of our board of directors. The dividend was paid to our stockholders of record at the close of business on September 12, 2005. Our board of directors adopted the stockholders rights plan to protect stockholder value by protecting our stockholders from coercive takeover practices or takeover bids that are inconsistent with their best interests, and by protecting our ability to carry forward our NOLs.

On August 31, 2007, we amended the stockholders rights plan. The amendment extends the expiration date of the purchase rights from September 1, 2007 until September 1, 2009, unless earlier redeemed, exchanged, or amended by the board of directors. The amendment was not made in response to any pending takeover bid for us.

To further protect our NOLs, at our 2005 Annual Meeting of Stockholders, the stockholders approved an amendment to our Certificate of Incorporation. The amendment restricts certain acquisitions of our securities which could impair or limit our ability to utilize our NOLs. Although the transfer restrictions imposed on our securities are intended to reduce the likelihood of an impermissible ownership change, no assurance can be given that such restrictions would prevent all transfers that would result in an impermissible ownership change. This amendment generally restricts and requires prior approval of our board of directors of direct and indirect acquisitions of our equity securities if such an acquisition will affect the percentage of our capital stock that is treated as owned by a 5% stockholder. The restrictions will generally only affect persons trying to acquire a significant interest in our common stock in order to help assure the preservation of our NOLs.

In efforts to reduce our operating expenses while executing our redeployment strategy, on June 15, 2007, our board of directors approved an agreement (the “Services Agreement”) with SP Corporate Services, LLC (“SP”) pursuant to which SP provides us, on a non-exclusive basis, a full range of executive, financial and administrative support services and personnel, including the services of a Chief Executive Officer, Chief Financial Officer, Secretary, Principal Executive Officer, and Principal Accounting Officer, maintenance of our corporate office and records, periodic reviews of transactions in our stock to assist in preservation of our NOLs, and related executive, financial, accounting, and administrative support services. The Service Agreement became effective as of July 1, 2007. Under the Services Agreement, we pay SP a monthly fee of $17,000 in exchange for SP's services. SP is responsible for compensating and providing all applicable employment benefits to any SP personnel in connection with providing services under the Services Agreement. We reimburse SP for reasonable and necessary business expenses of ours incurred by SP, and we are responsible for payment of fees related to audit, tax, legal, stock transfer, insurance broker, investment advisor, and banking services provided to us by third party advisors. The Services Agreement has a term of one year and automatically renews for successive one year periods unless otherwise terminated by either party. The Services Agreement is also terminable by us upon the death of Terry R. Gibson or his resignation as our Chief Executive Officer, Chief Financial Officer or Secretary of the Company. Under the Services Agreement, SP and its personnel are entitled to the same limitations on liability and indemnity rights available under our charter documents to any other person performing such services for us. During fiscal year 2007, prior to the effectiveness of the Services Agreement, we incurred approximately $24,500 per month in performing the services which are to be performed by SP under the Services Agreement.

SP is affiliated with Steel Partners II, L.P., our largest stockholder, by virtue of SP’s President, Warren Lichtenstein, serving as the sole executive officer and managing member of Steel Partners, L.L.C., the general partner of Steel Partners II, L.P. SP is a wholly owned subsidiary of Steel Partners Ltd., also controlled by Mr. Lichtenstein.

Pursuant to the Services Agreement, Terry R. Gibson terminated his employment with us, effective as of June 30, 2007, but continues to serve as our Chief Executive Officer, Chief Financial Officer, Secretary, Principal Executive Officer, and Principal Accounting Officer as an employee of SP. SP is responsible for compensating Mr. Gibson, including providing him with all applicable employment benefits to which he may be entitled, for his serving as our Chief Executive Officer, Chief Financial Officer, Secretary, Principal Executive Officer, and Principal Accounting Officer and for any other services he may provide to us under the Services Agreement.

Prior Business

Until September 2004, we developed, marketed and sold a communications platform referred to as our IP Service Delivery Platform. Our product was designed to enable carrier network service providers to rapidly deliver a portfolio of communication services to business and consumer customers. We marketed our IP Service Delivery Platform through our direct sales force and through resellers to network service providers in Asia, Europe and North America.

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

Products, Services and Technology

Prior to discontinuing the sale of our products in September 2004, we were a supplier of carrier network equipment which we referred to as our IP Service Delivery Platform. Our IP Service Delivery Platform consisted of hardware elements: a chassis, including our IPSX 9500 and IPSX 3500 Service Processing Switches, and sub-systems known as our IPSGs; and software components consisting of our InVision and InGage software. We formally discontinued our IP Service Delivery Platform in fiscal year 2004, sold the rights to our patent portfolio in March 2006, sold the remaining rights to our carrier network intellectual property in November 2006 and ceased all our related customer support services as of December 31, 2006.

Customers

Effective December 31, 2006, we ceased all customer service operations. During the year ended December 31, 2006, we recognized revenue from seven customers. Sprint, AT&T and Rogers Telecom accounted for 58%, 19% and 11% of our revenue, respectively. Geographically, our revenue was distributed as follows: North America 89% and Europe 11% (See Note 1 of the Notes to Consolidated Financial Statements). A small number of customers accounted for a substantial portion of our revenues, and the loss of any one customer would have a material impact on our results of operations. At December 31, 2007, we had no customers.

Sales and Marketing

We ceased all sales and marketing activities in September 2004. We had no sales and marketing employees at December 31, 2007.

Customer Service and Support

Beginning in the fourth quarter of fiscal 2004, we provided transition support services to our existing customers through a third party contractor. We ceased providing customer support services effective December 31, 2006. We had no employees in customer service and support at December 31, 2007.

Research and Development

We ceased all research and development activities in September 2004, other than to offer our existing customers transition support services, as provided by a third party contractor through December 31, 2006. At December 31, 2007, we had no employees in research and development.

Our research and development expenses, including non-cash charges related to equity issuances, totaled nil, nil and $0.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Manufacturing

We ceased all manufacturing activities in December 2004 and had no employees in manufacturing at December 31, 2007.

Backlog

Historically, our backlog included purchase orders from customers with approved credit status, representing products and services we planned to deliver within 12 months, plus our then current balance of deferred revenue. At December 31, 2007, 2006 and 2005, we had no backlog.

Competition

We provided transition support services for our discontinued products to our existing customers beginning in the fourth quarter of fiscal 2004 through December 31, 2006 at which time we terminated all such services. Due to the fact that our transition support services were limited to our own discontinued products and the limited period of availability for those transition support services, we did not foresee any material competition for our transition support services.

With the termination of our customer service operations effective December 31, 2006, our current business involves the redeployment of our existing assets to acquire one or more operating businesses with existing or prospective taxable earnings that can be offset by use of our NOLs. No candidate for acquisition has yet been identified, and no assurance can be given that we will find suitable candidates, and if we do, that we will be able to utilize our existing NOLs. We are encountering competition from other entities seeking to acquire profitable businesses. Such entities include private equity companies, blank check companies, leveraged buyout funds, as well as operating businesses seeking acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these entities possess greater financial, technical, human, and other resources than us.

Intellectual Property

We have relied on copyright, patent, trade secret, and trademark law to protect our intellectual property. In March 2006, we sold the rights to our patent portfolio for cash consideration of $180,000, retaining a royalty-free license allowing us to continue to use our former patent portfolio in support of our existing customers. In November 2006, we sold the remaining intellectual property rights related to our carrier networking products and services for consideration of $80,000, retaining rights to support our existing customers through December 31, 2006.

Employees

We have no employees at December 31, 2007.

Executive Officers of the Registrant

Terry R. Gibson, 54, has served as our Chief Executive Officer since January 16, 2005, as our Secretary since September 23,2004, and as our Executive Vice President and Chief Financial Officer since joining us in 2002. Mr. Gibson is a Managing Director of SP Corporate Services, LLC (“SP”) an affiliate of Steel Partners II, L.P., our largest shareholder. Pursuant to a service agreement between the Company and SP, effective July 1, 2007, Mr. Gibson terminated his employment with us and joined SP as a Managing Director, however, he continues to serve as our Chief Executive Officer, Chief Financial Officer, Secretary, Principal Executive Officer, and Principal Accounting Officer as an employee of SP. Prior to joining us, Mr. Gibson served as Chief Financial Officer of Calient Networks, Inc. from May 2000 to December 2001. He served as Chief Financial Officer of Ramp Networks, Inc. from March 1999 to May 2000 and as Chief Financial Officer of GaSonics, International, from June 1996 through March 1999. He has also served as Vice President and Corporate Controller of Lam Research Corporation from February 1991 through June 1996. Mr. Gibson holds a B.S. in Accounting from the University of Santa Clara.

Available Information

We file annual reports, quarterly reports, proxy statements and other documents with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934 (the "Exchange Act"). The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may obtain information on the operation of the public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

Item 1A. Risk Factors

Our future results and the market price for our stock are subject to numerous risks, many of which are driven by factors that we cannot control or predict. The following discussion, as well as other sections of this Annual Report on Form 10-K including Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations, describes certain risk factors related to our business. You should carefully consider the risk factors described below in conjunction with the other information in this document.

We have sold our operating assets, our patent portfolio, and our intellectual property and are executing a redeployment strategy. There can be no assurance that the redeployment strategy will increase shareholder value, and we may decide to liquidate.

Between September 2004 and December 2004, we announced the termination of most of our employees and that our products had been formally discontinued to facilitate the strategic alternatives then in consideration and ceased all operations other than a customer service and support capability. In July 2005, we completed a comprehensive review of strategic alternatives and approved a plan to redeploy our existing resources to identify and acquire one or more new business operations, while continuing to support our existing customers and continuing to offer our intellectual property for license or sale. In March 2006, we sold the rights to our patent portfolio, and in November 2006, we sold the remaining intellectual property rights related to our carrier network equipment products and services. In December 2006, we discontinued our customer service business. If we are not successful in executing our redeployment strategy we will continue to incur operating losses and negative cash flow and may at some point decide to liquidate and return the net proceeds to our stockholders. In the case of a liquidation or bankruptcy, we would need to hold back or distribute assets to cover liabilities before paying stockholders, which may therefore reduce or delay the proceeds that stockholders may receive for their ownership in us. However, we believe we have adequate cash resources to continue to realize our assets and discharge our liabilities as a company through 2008.

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

We have not identified what our new line of business will be and, therefore, we cannot fully describe the specific risks presented by such a business. It is likely that we will have had no operating history in the new line of business and it is possible that the target company may have a limited operating history in its business. Accordingly, there can be no assurance that our future operations will generate operating or net income, and as such our success will be subject to the risks, expenses, problems, and delays inherent in establishing a new line of business for us. The ultimate success of such new business cannot be assured.

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

The amount of NOLs that we have claimed has not been audited or otherwise validated by the U.S. Internal Revenue Service (“IRS”). The IRS could challenge our calculation of the amount of our NOLs or our determinations as to when a prior change in ownership occurred and other provisions of the Internal Revenue Code may limit our ability to carry forward our NOLs to offset taxable income in future years. If the IRS was successful with respect to any such challenge, the potential tax benefit of the NOLs to us could be substantially reduced.

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

Although the transfer restrictions imposed on our capital stock are intended to reduce the likelihood of an impermissible ownership change, there is no guarantee that such restrictions would prevent all transfers that would result in an impermissible ownership change. The transfer restrictions also will require any person attempting to acquire a significant interest in us to seek the approval of our board of directors. This may have an "anti-takeover" effect because our board of directors may be able to prevent any future takeover. Similarly, any limits on the amount of capital stock that a stockholder may own could have the effect of making it more difficult for stockholders to replace current management. Additionally, because the transfer restrictions will have the effect of restricting a stockholder's ability to dispose of or acquire our common stock, the liquidity and market value of our common stock might suffer.

We could be required to register as an investment company under the Investment Company Act of 1940, which could significantly limit our ability to operate and acquire an established business.

The Investment Company Act of 1940 (the "Investment Company Act") requires registration, as an investment company, for companies that are engaged primarily in the business of investing, reinvesting, owning, holding, or trading securities. We have sought to qualify for an exclusion from registration including the exclusion available to a company that does not own "investment securities" with a value exceeding 40% of the value of its total assets on an unconsolidated basis, excluding government securities and cash items. This exclusion, however, could be disadvantageous to us and/or our stockholders. If we were unable to rely on an exclusion under the Investment Company Act and were deemed to be an investment company under the Investment Company Act, we would be forced to comply with substantive requirements of the Investment Company Act, including: (i) limitations on our ability to borrow; (ii) limitations on our capital structure; (iii) restrictions on acquisitions of interests in associated companies; (iv) prohibitions on transactions with affiliates; (v) restrictions on specific investments; (vi) limitations on our ability to issue stock options; and (vii) compliance with reporting, record keeping, voting, proxy disclosure, and other rules and regulations. Registration as an investment company would subject us to restrictions that would significantly impair our ability to pursue our fundamental business strategy of acquiring and operating an established business. In the event the SEC or a court took the position that we were an investment company, our failure to register as an investment company would not only raise the possibility of an enforcement action by the SEC or an adverse judgment by a court, but also could threaten the validity of corporate actions and contracts entered into by us during the period we were deemed to be an unregistered investment company. Moreover, the SEC could seek an enforcement action against us to the extent we were not in compliance with the Investment Company Act during any point in time.

We may issue a substantial amount of our common stock in the future which could cause dilution to new investors and otherwise adversely affect our stock price.

A key element of our growth strategy is to make acquisitions. As part of our acquisition strategy, we may issue additional shares of common stock as consideration for such acquisitions. These issuances could be significant. To the extent that we make acquisitions and issue our shares of common stock as consideration, your equity interest in us will be diluted. Any such issuance will also increase the number of outstanding shares of common stock that will be eligible for sale in the future. Persons receiving shares of our common stock in connection with these acquisitions may be more likely to sell off their common stock, which may influence the price of our common stock. In addition, the potential issuance of additional shares in connection with anticipated acquisitions could lessen demand for our common stock and result in a lower price than might otherwise be obtained. We may issue common stock in the future for other purposes as well, including in connection with financings, for compensation purposes, in connection with strategic transactions, or for other purposes.

Our customers may sue us because we discontinued our products and may not meet all our contractual commitments.

Certain of our customer contracts contained provisions relating to the availability of products, spare parts, and services for periods up to ten years. We have worked with our customers to aid in a smooth transition, but our customers may choose to sue us for breach of contract.

If our products contain defects, we may be subject to significant liability claims from customers, distribution partners, and the end-users of our products and incur significant unexpected expenses and lost sales.

Our products are technically complex and can be adequately tested only when put to full use in large and diverse networks with high amounts of traffic. They have in the past contained, and may in the future contain, undetected or unresolved errors or defects. Despite extensive testing, errors, defects, or failures may be found in our products. If this happens, we may experience product returns, increased service and warranty costs, any of which could have a material adverse effect on our business, financial condition, and results of operations. Moreover, because our products are designed to provide critical communications services, we may receive significant liability claims. We attempted to include in our agreements with customers and distribution partners provisions intended to limit our exposure to liability claims. However, such provisions may not be effective in any or all cases or under any or all scenarios, and they may not preclude all potential claims resulting from a defect in one of our products or from a defect related to the installation or operation of one of its products. Although we maintain product liability and errors and omissions insurance covering certain damages arising from implementation and use of their products, our insurance may not cover all claims sought against us. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. As a result, any such claims, whether or not successful, could seriously damage our business prospects.

If we became involved in an intellectual property dispute, we could be subject to significant liability and the time and attention of our management could be diverted from pursuing strategic alternatives.

We may become a party to litigation in the future because others may allege infringement of their intellectual property. These claims and any resulting lawsuits could subject us to significant liability for damages. These lawsuits, regardless of their merits, likely would be time-consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property litigation alleging our infringement of a third-party’s intellectual property also could force us to:

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

Our earnings are sensitive to fluctuations in interest rates.

Our business no longer generates any revenues as we ceased all customer operations as of December 31, 2006. Our net income depends on the amount of interest paid on the investment of our cash in cash equivalents and other short term investments. Accordingly, our earnings are subject to risks and uncertainties surrounding changes in the interest rate environment

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease approximately 1,000 square feet of office space in Los Gatos, California under an operating lease.

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

On December 5, 2006, the Court of Appeals for the Second Circuit reversed the Court's October 2004 order certifying a class in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints in the six focus cases, which the defendants in those cases have moved to dismiss.  Plaintiffs have also moved for class certification in the six focus cases, which the defendants in those cases have opposed. It is uncertain whether there will be any revised or future settlement. If a settlement is not consummated, we intend to defend the lawsuit vigorously. However, we cannot predict its outcome with certainty. If we are not successful in our defense of this lawsuit, we could be forced to make significant payments to the plaintiffs and their lawyers, and such payments could have a material adverse effect on our business, financial condition, and results of operations if not covered by our insurance carrier. Even if these claims are not successful, the litigation could result in substantial costs and divert management's attention and resources, which could adversely affect our business, results of operations, and financial position.

On October 9, 2007, a purported CoSine shareholder filed a complaint for violation of Section 16(b) of the Securities Exchange Act of 1934, which prohibits short-swing trading, against our IPO underwriters. The complaint, Vanessa Simmonds v. The Goldman Sachs Group, et al., Case No. C07-1629, filed in District Court for the Western District of Washington, seeks the recovery of short-swing profits. We are named as a nominal defendant. No monetary recovery is sought from us.

In the ordinary course of business, we are involved in legal proceedings involving contractual obligations, employment relationships, and other matters. Except as described above, we do not believe there are any pending or threatened legal proceedings that will have a material impact on our financial position or results of operations.

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

The following table sets forth the high and low sales price of our common stock in the years ended December 2006 and 2007. Our common stock was de-listed from NASDAQ National Market System on June 15, 2005. Our common stock is traded in the over-the-counter market. The following table sets forth the range of high and low bid information of our common stock. The high and low bid quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

	High	Low
2007
First quarter	$3.75	$2.94
Second quarter	$3.70	$3.32
Third quarter	$3.57	$2.86
Fourth quarter	$2.96	$2.46
2006
First quarter	$2.55	$2.31
Second quarter	$2.70	$2.35
Third quarter	$2.85	$2.42
Fourth quarter	$3.40	$2.58

Stockholders

According to the records of our transfer agent, at March 1, 2008 we had approximately 282 shareholders of record. The majority of our shares are held in approximately 4,100 customer accounts held by brokers and other institutions on behalf of stockholders.

Dividends

To date, we have not declared or paid any cash dividends on our common stock. Our current policy is to retain future earnings, if any, for use in the operations, and we do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes equity compensation plans that were approved and not approved by the stockholders as of December 31, 2007:

EQUITY COMPENSATION PLAN INFORMATION

	Number of Securities				Number of Securities
	to be Issued Upon		Weighted-Average		Remaining Available for
	Exercise of Outstanding		Exercise Price of		Future Issuance Under
	Options, Warrants and		Outstanding Options,		Equity Compensation
Plan category	Rights		Warrants and Rights		Plans (1)
Equity compensation plans approved by stockholders	153,000	(2)	$7.52	(2)	1,934,455	(3)
Equity compensation plans not approved by stockholders (4)	—		—		1,000,000

Total	153,000		$7.52		2,934,455

(1)	These numbers exclude shares listed under the column heading "Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights."
(2)
Includes 5,000 shares subject to outstanding options under the 1997 Stock Plan, 112,000 shares subject to outstanding options under the 2000 Stock Plan, and 36,000 shares subject to outstanding options under the Director Plan.

(3)	Includes 1,924,455 shares available for future issuance under the 2000 Stock Plan, and 10,000 shares available for future issuance under the Director Plan.
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

We did not pay directly or indirectly any of the underwriting discounts or other related expenses of the initial public offering to any of our directors or officers, any person owning 10% or more of any class of our equity securities, or any of our affiliates. We have used approximately $220 million of the funds from the initial public offering to fund our operations. We expect to use the remaining net proceeds for general corporate purposes, including funding our operations, our working capital needs, and potential acquisitions pursuant to our redeployment strategy. Pending further use of the net proceeds, we have invested them in short-term, interest-bearing, investment-grade securities.

Item 6. Selected Financial Data

The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes. The selected consolidated statements of operations data for the years ended December 31, 2007, 2006 and 2005 and the selected consolidated balance sheet data as of December 31, 2007 and 2006, are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the fiscal years ended prior to December 31, 2005, and the selected consolidated balance sheet data prior to December 31, 2006, are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The historical results presented below are not necessarily indicative of future results.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$—	$1,361	$3,315	$9,675	$14,621
Cost of revenue	—	1,663	2,049	7,086	6,765
Gross profit (loss)	—	(302)	1,266	2,589	7,856
Operating expenses:
Research and development	—	—	103	15,078	21,756
Sales and marketing	—	—	105	10,052	13,808
General and administrative	781	1,316	3,227	6,064	7,226
Restructuring and impairment charges	—	—	(91)	8,909	336
Total operating expenses	781	1,316	3,344	40,103	43,126
Loss from operations	(781)	(1,618)	(2,078)	(37,514)	(35,270)
Other income (expense):
Interest income	1,180	1,101	678	489	1,296
Interest expense	—	(4)	—	(3)	(224)
Other	—	918	(46)	(276)	(447)
Total other income	1,180	2,015	632	210	625
Income (loss) before income tax provision (credit)	399	397	(1,446)	(37,304)	(34,645)
Income tax provision (credit)	(17)	(52)	(228)	33	287
Net income (loss)	$416	$449	$(1,218)	$(37,337)	$(34,932)
Basic net income (loss) per common share	$0.04	$0.04	$(0.12)	$(3.70)	$(3.57)
Diluted net income (loss) per common share	$0.04	$0.04	$(0.12)	$(3.70)	$(3.57)
Shares used in computing basic net income (loss) per common share	10,091	10,091	10,094	10,082	9,791
Shares used in computing diluted net income (loss) per common share	10,115	10,096	10,094	10,082	9,791

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$23,119	$22,857	$23,166	$24,913	$57,752
Working capital	22,927	22,477	22,353	23,214	59,705
Total assets	23,231	23,036	23,840	27,823	73,426
Accrued rent	—	—	—	—	2,078
Total stockholders’ equity	22,930	22,477	22,603	23,364	61,174

Quarterly financial information (unaudited):

	2007				2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
Revenue	$—	$—	$—	$—	$579	$520	$134	$128
Gross profit (loss)	—	—	—	—	9	(13)	(232)	(66)
Net income (loss)	$94	$122	$127	$73	$(126)	$205	$(225)	$595
Basic and diluted net income (loss) per share	$0.01	$0.01	$0.01	$0.01	$(0.01)	$0.02	$(0.02)	$0.05

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our strategy is to enhance stockholder value by pursuing opportunities to redeploy our assets through an acquisition of one or more operating businesses with existing or prospective taxable earnings that can be offset by use of our net operating loss carry-forwards (“NOLs”). In 2006, we completed the wrap-up of our carrier services business, providing customer support services for our discontinued products through December 31, 2006, at which time we terminated all customer support offerings. We also sold the remaining assets of our carrier network products business with the sale of our patent portfolio in March 2006 and the sale of the rights to the related intellectual property in November 2006.

We were a provider of carrier network equipment products and services until the fourth quarter of fiscal year 2004 during which time we discontinued our product lines, took actions to lay off most of our employees, terminated contract manufacturing arrangements, contractor and consulting arrangements and various facility leases, and sold, scrapped or wrote-off our inventory, property and equipment. In July 2005, we completed a comprehensive review of strategic alternatives, including a sale of the Company, a sale or licensing of intellectual property, a redeployment of our assets into new business ventures, or a winding-up and liquidation of the business and a return of capital. At that time, the board of directors approved the strategy of redeploying our existing resources to identify and acquire one or more new business operations, while continuing to support our existing customers and continuing to offer our intellectual property for license or sale.

Due to the adoption of our redeployment strategy, the information appearing below, which relates to prior periods, may not be indicative of the results that may be expected for any subsequent periods. The year ended December 31, 2007 primarily reflects, and future periods prior to a redeployment of our assets are expected to primarily reflect, general and administrative expenses and transaction expenses associated with the continuing administration of the Company and its efforts to redeploy its assets.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, inventory valuation, long-lived assets, warranties and equity issuances. Additionally, the audit committee of our board of directors reviews these critical accounting estimates at least annually. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for certain judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

While the end user of our product was normally a large network service provider, we also sold products and services through small resellers and to small network service providers in Asia, Europe, and North America. To recognize revenue before we received payment, we were required to assess that collection from the customer was probable. If we could not satisfy ourselves that collection was probable, we deferred revenue recognition until we collected payment.

Through December 31, 2006, our business consisted primarily of customer service revenue. We record revenue as earned for customer service revenue once we satisfy ourselves that collection from the customer is probable. If we cannot satisfy ourselves that collection is probable, we defer revenue recognition until we collect payment.

Impact of Equity Issuances on Operating Results

Equity issuances have a material impact on our operating results. The equity issuances that have affected operating results to date include warrants granted to customers and suppliers, stock options granted to employees and consultants, and stock issued in lieu of cash compensation to suppliers.

Our cost of revenue, operating expenses and interest expense were affected significantly by charges related to warrants and options issued for services.

In the second quarter of 2004, we issued to a reseller a warrant to acquire 254,489 shares of our common stock at an exercise price of $4.65 per share. The warrant had a two-year term beginning May 28, 2004 and vested ratably over the term. If during the two-year term (1) any person or entity had acquired a greater than 50% interest in us or the ownership or control of more than 50% of our voting stock or (2) we had sold substantially all of our intellectual property assets, the warrant would have become exercisable. Even if the reseller did not immediately exercise the warrant upon the occurrence of such an event that made the warrant exercisable (a “trigger event”), the reseller would have been entitled to securities, cash and property to which it would have been entitled upon the consummation of the trigger event, less the aggregate price applicable to the warrant. We calculated the fair value of the warrant to be approximately $487,000 using the Black-Scholes option pricing model, using a volatility factor of .97, a risk-free interest rate of 2.5%, and an expected life of two years. The fair value of the warrant was being amortized over the two-year expected life of the warrant. During the years ended December 31, 2006 and 2005, we amortized $100,000 and $339,000, respectively, to cost of revenue. The warrant was fully amortized in the year ended December 31, 2006 and the warrant expired unexercised in May 2006.

Income Taxes

We account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB statement 109, on January 1, 2007.  This Interpretation clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in our consolidated financial statements.  The Interpretation also provides guidance for the measurement and classification of tax positions, interest and penalties, and requires additional disclosure on an annual basis.  The cumulative effect of the change had no impact on the consolidated balance sheet or statement of operations. Following implementation, the ongoing recognition of changes in measurement of uncertain tax positions will be reflected as a component of income tax expense. Interest and penalties incurred associated with unresolved income tax positions will continue to be included in other income (expense).

RESULTS OF OPERATIONS

Revenue

We ceased all customer operations on December 31, 2006. In 2005 and 2006, our revenues were earned primarily from our customer service contracts. We recognize product revenue at the time of shipment or delivery (depending on shipping terms), assuming that persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collection is probable, unless we have future obligations for installation or require customer acceptance, in which case revenue is deferred until these obligations are met. Our product incorporates software that is not incidental to the related hardware and, accordingly, we recognize revenue in accordance with the American Institute of Certified Public Accountants issued Statement of Position 97-2 “Software Revenue Recognition.” For arrangements that include the delivery of multiple elements, the revenue is allocated to the various products based on “vendor-specific objective evidence” (VSOE) of fair value. We establish VSOE based on either the price charged for the product when the same product is sold separately or for products not yet sold separately, based on the list prices of such products individually established by management with the relevant authority to do so.

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

Amounts billed in excess of revenue recognized are included as deferred revenue in the accompanying consolidated balance sheets.

Revenue from customers by geographic region for the years ended December 31, 2007, 2006, and 2005 was as follows, in thousands:

	2007	%	2006	%	2005	%
North America	$—	—	$1,211	89%	$1,901	57%
Asia/Pacific	—	—	—	—	617	19%
Europe	—	—	150	11%	797	24%
Total revenue	$—	—	$1,361	100%	$3,315	100%

Hardware, software and service revenue for the years ended December 31, 2007, 2006, and 2005 was as follows, in thousands:
	2007	%	2006	%	2005	%
Hardware	$—	—	$—	—	$26	1%
Software	—	—	—	—	190	6%
Services	—	—	1,361	100%	3,099	93%

Total revenue	$—	—	$1,361	100%	$3,315	100%

We had no revenues in 2007, as we discontinued all service offerings at December 31, 2006.

In 2006, all of our revenue was earned from our customer service contracts. The decline in revenue as compared to the prior year is due to the fact that our customers continued their transition from the discontinued CoSine products to other suppliers and, as a result, the demand for our services decreased during the year. See "Outlook" section on pages 21 to 23 and "Risk Factors" section on pages 7 to 11.

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

As of December 31, 2007, 2006, and 2005, we deferred nil, nil and $0.1 million, respectively, of revenue from contracts that we immediately invoiced but which provide for subsequent customer acceptance, consulting services, and post-contract support services.

Non-Cash Charges and Credits Related to Equity Issuances

We amortized $39,000, $140,000 and $339,000 of non-cash charges related to equity issuances to cost of revenue, operating expenses and interest expense, for the years ended December 31, 2007, 2006 and 2005, respectively.

Below is a reconciliation of non-cash charges related to equity issuances for the years ended December 31, 2007, 2006, and 2005, affecting our cost of revenue, operating expenses and interest expense, in thousands:

	Year ended December 31,
	2007	2006	2005
Amortization of charges related to warrants or stock options issued to non-employees in conjunction with lease, debt, and reseller agreements	$—	$100	$339
Employee stock-based compensation	39	40	—
Net non-cash charges related to equity issuances	$39	$140	$339

Equity-related charges, which are largely dependent on our quarterly stock price, may cause our expenses to materially fluctuate from quarter-to-quarter and year-to-year.

Cost of Revenue

Cost of revenue includes all costs of producing our sold products, including the costs of outsourced manufacturing, software royalties, shipping, warranties, related manufacturing overhead costs and the costs of providing our service offerings, including personnel engaged in providing maintenance and consulting services to our customers. To the extent that the value of inventory is written down, this is reflected in cost of revenue. We have also incurred non-cash charges and credits related to equity issuances including amortization of a warrant issued to a reseller in 2004. We outsourced the majority of our manufacturing and repair operations and customer support capabilities. A significant portion of our cost of revenue consists of payments to our contract manufacturers and third party customer support service provider. Historically, we conducted manufacturing engineering, final assembly, configuration testing, and documentation control at our facilities in Redwood City, California.

There were no customer operations effective December 31, 2006 and no charges to cost of revenue after that date.

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

Gross Profit

For the years ended December 31, 2007, 2006, and 2005, gross profit (loss) was nil, ($0.3) million and $1.3 million, respectively.

The decrease in gross profit for the year ended December 31, 2006 compared to December 31, 2005 is due to the decline in revenue and to the fact that the resources needed to provide the support services could not be reduced to fully offset the revenue decline.

Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to contractors and outside service providers, and the costs of laboratory equipment and prototypes related to the design, development and testing of our products. We discontinued all research and development in 2005.

Research and development expenses were nil, nil and $0.1 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries and related expenses for personnel engaged in sales, marketing and customer evaluations, as well as the costs associated with customer evaluations and trials and other promotional and marketing expenses. We discontinued all sales and marketing in 2005. Sales and marketing expenses were nil, nil and $0.1 million for the years ended December 31, 2007, 2006, and 2005, respectively.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance, legal, accounting, and human resources personnel as well as other corporate expenses, including non-cash charges related to equity issuances.

General and administrative expenses were $0.8 million, $1.3 million and $3.2 million for the years ended December 31, 2007, 2006, and 2005, respectively.

General and administrative expense decreased by $0.5 million, $1.9 million and $2.8 million for the years ended December 31, 2007, 2006, and 2005, respectively. The decreases are due primarily to our decision in September 2004 to discontinue our products and lay off all of our employees to conserve cash. The majority of our general and administrative employees were laid off in October and November of 2004, and substantially all employees were laid-off by December 31, 2004. Between December 31, 2004 and July 1, 2007, our administrative functions were performed by our chief executive officer and a consultant.

As of July 1, 2007, our administrative functions are performed under an agreement (the “Services Agreement”) with SP Corporate Services, LLC (“SP”) pursuant to which SP provides us, on a non-exclusive basis, a full range of executive, financial, and administrative support services and personnel, including the services of our executive officers. The Service Agreement became effective as of July 1, 2007. Pursuant to the Services Agreement, Terry R. Gibson terminated his employment with us, effective as of June 30, 2007, but continues to serve as our Chief Executive Officer, Chief Financial Officer, Secretary, Principal Executive Officer, and Principal Accounting Officer as an employee of SP. Under the Services Agreement, we pay SP a monthly fee of $17,000 in exchange for SP's services. SP is responsible for compensating and providing all applicable employment benefits to any SP personnel, including Mr. Gibson, in connection with providing services under the Services Agreement. We reimburse SP for reasonable and necessary business expenses of ours incurred by SP, and we are responsible for payment of fees related to audit, tax, legal, stock transfer, insurance broker, investment advisor, and banking services provided to us by third party advisors. The Services Agreement has a term of one year and automatically renews for successive one year periods unless otherwise terminated by either party. The Services Agreement is also terminable by us upon the death of Terry R. Gibson or his resignation as our Chief Executive Officer, Chief Financial Officer, or Secretary of the Company. Under the Services Agreement, SP and its personnel are entitled to the same limitations on liability and indemnity rights available under our charter documents to any other person performing such services for us.

General and administrative non-cash charges (credits) related to equity issuances were $39,000, $40,000 and nil for the years ended December 31, 2007, 2006 and 2005, respectively.

Interest Income and Other Expense

For the year ended December 31, 2007, interest income was $1.2 million as compared to $1.1 million at December 31, 2006 and $0.7 million at December 31, 2005. The increase is due to higher interest rates in 2007 and 2006 as compared to 2005.

Other Income

For the year ended December 31, 2006, other income includes $640,000 gain on liquidation of foreign subsidiaries. The gain is due to the cumulative effect of gains and losses on translation of foreign subsidiaries’ financial statements into United States dollars. The gain, which had been deferred prior to the year ended December 31, 2006, was recognized in 2006 with the liquidation of the subsidiaries. The liquidations were completed in connection with the cessation of our service operations. Other income in 2006 also included $180,000 and $80,000 in connection with the sale of our patent portfolio and intellectual property, respectively.

Interest Expense

For the years ended December 31, 2007, 2006, and 2005, respectively, interest expense was nil, $4,000 and nil.

Income Tax Provision

Credits for income taxes of ($17,000), ($52,000), and ($228,000) for the years ended December 31, 2007, 2006, and 2005, respectively, were comprised entirely of foreign corporate income taxes, which are a function of our operations in subsidiaries in various countries. The credits in 2007, 2006, and 2005 relate to the liquidation of foreign subsidiaries, and completion of the related tax settlements.

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

LIQUIDITY AND CAPITAL RESOURCES

Through December 31, 2006, our business consisted primarily of a customer support capability for our discontinued products provided by a third party. We terminated our customer service offerings at December 31, 2006. In March 2006, we signed an agreement to sell the rights to our patent portfolio for cash consideration of $180,000 and in November 2006 we sold the rights to our intellectual property for $80,000 (see Note 7 of the Notes to Consolidated Financial Statements). We have adopted a strategy of seeking to enhance stockholder value by pursuing opportunities to redeploy our assets through an acquisition of one or more operating businesses with existing or prospective taxable earnings that can be offset by use of our net operating loss carry-forwards. Based on our $23.1 million in cash and short term investments at December 31, 2007 and on our cost reduction activities over the past two years, we believe that we possess sufficient liquidity and capital resources to fund our operations and working capital requirements for at least the next 12 months. However, our restructuring activities and our new redeployment of assets strategy raise substantial doubt as to our ability to continue as a going concern. See “Liquidity and Redeployment Strategy” in Note 1 of the Notes to Consolidated Financial Statements. See “Outlook” on pages 21 to 23 and “Risk Factors” on pages 7 to 11, which describes our redeployment of assets strategy.

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

Cash, Cash Equivalents and Short-Term Investments

At December 31, 2007, cash, cash equivalents and short-term investments were $23.1 million, as compared to $22.9 million at December 31, 2006.

Operating Activities

We generated $264,000 cash from operations in the year ended December 31, 2007, used $334,000 in cash for operations for the year ended December 31, 2006, and used $1.8 million from the cash used for operations in 2005. The improvement is due primarily to the $416,000 net income in 2007 and the $449,000 in net income in 2006 as compared to a $1.2 million net loss in 2005, partially offset by decreases in accrued liabilities as we completed our restructuring activities.

Investing Activities

For the year ended December 31, 2007, we generated $7.2 million in cash from investing activities. For the year ended December 31, 2006, we used $6.9 million in cash to fund an increase in our short term investments. For the year ended December 31, 2005, we generated $5.0 million in cash from investing activities.

Financing Activities

 We had no financing activities during the years ended December 31, 2007, 2006, or 2005.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material affect.

Contractual Obligations

We have future financial obligations related to (1) an operating lease and (2) purchase obligations. These obligations as of December 31, 2007 are summarized as follows, (in thousands of dollars):

Contractual Obligations	Total	2008	2009-2010	2011-2012		After 2012

Unconditional purchase obligations	$102.0	$102.0		$	$—	$—
Operating leases	53.0	40.0	13.0		—	—
Total contractual cash obligations	$155.0	$142.0	$13.0		$0.0	$0.0

Our operating lease obligations as of December 31, 2007 consist of an office lease expiring at the end of April in 2009.

Our unconditional purchase obligations relate to executive, financial and administrative support services, and personnel provided by SP Corporate Services LLC under an agreement which became effective as of July 1, 2007 (the "Services Agreement"). Under the Services Agreement, we pay SP Corporate Services LLP a monthly fee of $17,000 in exchange for SP Corporate Services LLP’s services. The Services Agreement has a term of one year and automatically renews for successive one year periods unless otherwise terminated by either party.

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

At December 31, 2007, we had $23.1 million in cash and short-term investments. Cash generated by operations during the year ended December 31, 2007 was $264,000. We believe we possess sufficient liquidity and capital resources to fund our operations and working capital requirements for at least the next 12 months.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, Fair Value Measurements, or SFAS 157. The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are still evaluating the impact this standard will have on our financial position or results of operations.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. Subsequent changes in fair value would be recognized in earnings as those changes occur. The election of the fair value option would be made on a contract-by contract basis and would need to be supported by concurrent documentation or a preexisting documented policy. SFAS 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financial statement user to understand the impact on earnings from changes in the fair value. SFAS 159 is effective for us beginning with fiscal year 2008. We are currently evaluating the impact that the adoption of SFAS 159 will have on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007),  Business Combinations (“SFAS 141(R)”). SFAS 141(R) changes accounting for acquisitions that close beginning in 2009. More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard. SFAS 141(R) promotes greater use of fair values in financial reporting. Some of the changes will introduce more volatility into earnings. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. We are currently assessing the impact that SFAS 141(R) may have on our financial position, results of operations, and cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements  (“SFAS 160”), an amendment of ARB No. 51. SFAS 160 will change the accounting and reporting for minority interests which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. We are currently assessing the impact that SFAS 160 may have on our financial position, results of operations, and cash flows.

In December 2007, the FASB issued EITF Issue 07-1 Accounting for Collaborative Arrangements (EITF 07-1). Collaborative arrangements are agreements between parties to participate in some type of joint operating activity. The task force provided indicators to help identify collaborative arrangements and provides for reporting of such arrangements on a gross or net basis pursuant to guidance in existing authoritative literature. The task force also expanded disclosure requirements about collaborative arrangements. Conclusions within EITF 07-1 are to be applied retroactively. We are currently assessing the impact that EITF 07-1 may have on our financial position, results of operations, and cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We do not currently use derivative financial instruments for speculative trading or hedging purposes. In addition, we maintain our cash equivalents in government and agency securities, debt instruments of financial institutions and corporations, and money market funds. Our exposure to market risks from changes in interest rates relates primarily to corporate debt securities. We place our investments with high quality credit issuers and, by policy, limit the amount of the credit exposure to any one issuer.

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

A sensitivity analysis was performed on our December 31, 2007 investment portfolio based on a modeling technique that measures hypothetical fair market value changes that would result from a parallel shift in the yield curve of plus 100 basis points. Based on this analysis, a hypothetical 100 basis point increase in interest rates would result in a $21,000 decrease in the fair value of our investments in debt securities as of December 31, 2007.

Exchange Rate Sensitivity

Currently, all of our revenue and all of our expenses are denominated in U.S. dollars.

Item 8. Financial Statements and Supplementary Data

REPORT OF BURR, PILGER & MAYER LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CoSine Communications, Inc.

We have audited the accompanying consolidated balance sheets of CoSine Communications, Inc. and its subsidiary (the “Company”) as of December 31, 2007, and 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in Item 15(a)(2) as of and for the years ended December 31, 2007, 2006, and 2005. The consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CoSine Communications, Inc. and its subsidiary as of December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule as of and for the years ended December 31, 2007, 2006, and 2005, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 and Note 7 to the consolidated financial statements, on January 1, 2007 the Company changed its method of accounting for uncertain tax positions as a result of adopting Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109”.

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

/s/ Burr, Pilger & Mayer LLP

Palo Alto, California
March 12, 2008

COSINE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	December 31, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$12,709	$5,207
Short-term investments	10,410	17,650
Accounts receivable:
Trade (net of allowance for doubtful accounts of nil at December 31, 2007 and 2006, respectively)	—	55
Other	73	68
Prepaid expenses and other current assets	36	56
Total current assets	23,228	23,036
Long term deposit and other	3	—
	$23,231	$23,036

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$204	$320
Other accrued liabilities	97	239
Total current liabilities	301	559

Commitments and contingencies (Notes 2 and 3)

Stockholders' equity:
Preferred stock, no par value, 3,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 22,000,000 shares authorized; 10,090,635 shares issued and outstanding at December 31, 2007 and 2006	1	1
Additional paid-in capital	539,026	538,987
Accumulated other comprehensive income	15	17
Accumulated deficit	(516,112)	(516,528)
Total stockholders' equity	22,930	22,477
	$23,231	$23,036

See accompanying notes to consolidated financial statements.

COSINE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)

	Year Ended December 31,
	2007	2006	2005
Revenue:
Product	$—	$—		$216
Service	—	1,361		3,099
Total revenue	—	1,361		3,315
Cost of revenue (1)	—	1,663		2,049
Gross profit (loss)	—	(302)		1,266
Operating expenses:
Research and development	—	—		103
Sales and marketing	—	—		105
General and administrative (2)	781	1,316		3,227
Restructuring and impairment charges	—	—		(91)
Total operating expenses	781	1,316		3,344
Loss from operations	(781)	(1,618)		(2,078)
Other income (expense):
Interest income	1,180	1,101		678
Interest expense	—	(4)		—
Other (3)	—	918		(46)
Total other income	1,180	2,015		632
Income (loss) before income tax benefit	399	397		(1,446)
Income tax (benefit)	(17)	(52)		(228)
Net income (loss)	$416	$449		$(1,218)
Basic net income (loss) per share	$0.04	$0.04	$	(0.12)
Diluted net income (loss) per share	$0.04	$0.04	$	(0.12)
Shares used to calculate net income (loss) per share:
Basic	10,091	10,091		10,094
Diluted	10,115	10,096		10,094
__________
(1)	Cost of revenue includes nil, $100 and $339 of non-cash charges related to equity issuances in 2007, 2006, and 2005, respectively.
(2)	General and administrative expenses include $39 and $40 in non-cash charges related to equity issuances in 2007 and 2006, respectively and nil in 2005.
(3)	Other includes gain on disposal of subsidiaries of nil, $640 and nil in 2007, 2006 and 2005, respectively.

See accompanying notes to consolidated financial statements.

COSINE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in	Notes Receivable From	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stockholders	Income	Deficit	Equity
Balance at January 1, 2005	10,159,790	$1	$540,028	$(1,520)	$614	$(515,759)	$23,364
Repurchase of unvested shares	(69,155)	—	(1,520)	1,520	—	—	—
Valuation of warrant	—	—	439	—	—	—	439
Components of comprehensive loss:
Net loss	—	—	—	—	—	(1,218)	(1,218)
Unrealized gain on investments, net of tax	—	—	—	—	20	—	20
Translation adjustment, net of tax	—	—	—	—	(2)	—	(2)
Total comprehensive income ( loss)	—	—	—	—	18	(1,218)	(1,200)
Balance at December 31, 2005	10,090,635	1	538,947	—	632	(516,977)	22,603
Stock based compensation	—	—	40	—	—	—	40
Components of comprehensive income (loss):
Net income	—	—	—	—	—	449	449
Unrealized gain on investments, net of tax	—	—	—	—	25	—	25
Translation adjustment, net of tax	—	—	—	—	(640)	—	(640)
Total comprehensive income ( loss)	—	—	—	—	(615)	449	(166)
Balance at December 31, 2006	10,090,635	1	538,987	—	17	(516,528)	22,477
Stock based compensation	—	—	39	—	—	—	39
Components of comprehensive income (loss):
Net income	—	—	—	—	—	416	416
Unrealized gain on investments, net of tax	—	—	—	—	(2)	—	(2)
Total comprehensive income ( loss)	—	—	—	—	(2)	416	414
Balance at December 31, 2007	10,090,635	$1	$539,026	$—	$15	$(516,112)	$22,930

See accompanying notes to consolidated financial statements.

COSINE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2007	2006	2005
Operating activities:
Net income (loss)	$416	$449	$(1,218)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Allowance for doubtful accounts	—	—	(90)
Gain on sale of fixed assets	—	—	(67)
Stock compensation expense	39	40	—
Amortization of warrants issued for services	—	100	339
Gain on liquidation of foreign subsidiaries	—	(640)	—
Other	—	—	18
Change in operating assets and liabilities:
Accounts receivable (trade)	55	41	1,322
Other receivables	(5)	141	274
Prepaid expenses and other current assets	20	63	830
Long-term deposits and other assets	(3)	150	—
Accounts payable	(116)	83	(15)
Provision for warranty liability	—	—	(157)
Accrued compensation	—	—	(412)
Accrued other liabilities	(142)	(635)	(2,255)
Deferred revenue	—	(126)	(383)
Net cash generated (used) in operating activities	264	(334)	(1,814)
Investing activities:
Proceeds from sale of property and equipment	—	—	67
Purchase of short-term investments	(27,318)	(20,013)	(14,089)
Proceeds from sales and maturities of short-term investments	34,556	13,137	19,050
Net cash provided by (used in) investing activities	7,238	(6,876)	5,028
Net (decrease) increase in cash and cash equivalents	7,502	(7,210)	3,214
Cash and cash equivalents at the beginning of the period	5,207	12,417	9,203
Cash and cash equivalents at the end of the period	$12,709	$5,207	$12,417
Supplemental information:
Cash paid for interest	$—	$4	$—
Income taxes paid	$—	$—	$7
Cancellation of notes receivable due to repurchase of unvested stock	$—	$—	$1,520

See accompanying notes to consolidated financial statements.

COSINE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Description of Business

CoSine Communications, Inc. ("CoSine" or the "Company," which may be referred to as "we," "us," or "our") was incorporated in California on April 14, 1997 and in August 2000 was reincorporated in the State of Delaware. We were a provider of carrier network equipment products and services until the fourth quarter of fiscal year 2004 during which time we discontinued our product lines, took actions to lay off most of our employees, terminated contract manufacturing arrangements, contractor and consulting arrangements and various facility leases, and sold, scrapped or wrote-off our inventory, property and equipment. As a result of these activities, our business consisted primarily of a customer support capability for our discontinued products provided by a third party. We continued such support activities through December 31, 2006, at which time we ceased all customer support services. In 2006 we sold our patent portfolio and the intellectual property related to our carrier products and service business. We continue to seek to redeploy our existing resources to identify and acquire one or more new business operations with existing or prospective taxable earnings that can be offset by use of our net operating loss carry-forwards ("NOLs").

Liquidity and Redeployment Strategy

The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, at December 31, 2007, we have an accumulated deficit of $516 million. As of December 31, 2006, we ceased our customer service capability. Our actions in the fourth quarter of fiscal year 2004 to terminate most of our employees and discontinue production activities in an effort to conserve cash raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects relating to the recoverability and classification of the recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates. Estimates are used in accounting for, but are not limited to, revenue recognition, allowance for doubtful accounts, inventory valuations, long-lived asset valuations, accrued liabilities including warranties, and equity issuances. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period of determination.

Significant Concentrations

Financial instruments that potentially subject us to concentrations of credit risk primarily consist of cash, cash equivalents, and short-term investments. We mitigate investment risk by investing only in government and high quality corporate securities and by limiting the amount of exposure to any one issuer. Deposits held with financial institutions may exceed the amount of insurance provided on such deposits. We are exposed to credit risks in the event of default by these institutions to the extent of the amount recorded on the balance sheet. We have not experienced any material losses on deposits of cash and cash equivalents.

We ceased all customer service operations effective December 31, 2006. For the year ended December 31, 2006, we recognized revenue from three customers who accounted for 58%, 19% and 11% of total revenue, respectively. At December 31, 2006 we had two customers who accounted for 67% and 27% of total trade accounts receivable, respectively. For the year ended December 31, 2005, we recognized revenue from two customers who accounted for 43% and 15% of total revenue, respectively. At December 31, 2005, we had three customers who accounted for 52%, 28% and 14% of total accounts receivable, respectively. We do not require collateral and maintain adequate reserves for potential credit losses.

Guarantees

We may enter into certain types of contracts that require that we indemnify parties against certain third party claims that may arise. These contracts primarily relate to: (i) certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their employment relationship, (ii) contracts under which we may be required to indemnify customers against loss or damage to property or persons as a result of willful or negligent conduct by our employees or sub-contractors, (iii) contracts under which we may be required to indemnify customers against third party claims that our product infringes a patent, copyright or other intellectual property right and, (iv) procurement or license agreements under which we may be required to indemnify licensors or vendors for certain claims that may be brought against them arising from our acts or omissions with respect to the supplied products or technology.

Generally, a maximum obligation is not explicitly stated. Because the obligated amounts associated with this type of agreement are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, we have not been obligated to make payments for these obligations, and no liabilities have therefore been recorded for these obligations on our consolidated balance sheets as of December 31, 2007, 2006, and 2005.

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

Short-term investments including cash equivalents and short-term investments were as follows (in thousands):

	December 31,
	2007	2006
Money market funds	$12,635	$5,079
Corporate obligations	4,227	16,150
Commercial paper	6,183	—
Government securities	—	1,500
	23,045	22,729
Amounts classified as cash equivalents	(12,635)	(5,079)
	$10,410	$17,650

As of December 31, 2007 and 2006, there were net unrealized gains of $15,000 and $17,000, respectively. All available-for-sale securities have contractual maturities of one year or less.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to pay their invoices. In order to estimate the appropriate level of this allowance, we analyze historical bad debts, customer concentrations, current customer credit-worthiness, current economic trends, and changes in customer payment patterns.

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

The Company adopted SFAS 123(R) using the modified prospective transition method. The Company’s consolidated financial statements as of December 31, 2007 and 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the years ended December 31, 2007 and 2006 was $39,000 and $40,000 respectively, which consisted of stock-based compensation expense related to employee stock options. No stock-based compensation expense related to employee stock options was recognized for the year ended December 31, 2005.

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

Stock-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s consolidated statements of operations for the year ended December 31, 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods ended prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

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

Prior to the Adoption of SFAS 123(R)

In 2005, the Company accounted for stock-based employee compensation arrangements in accordance with provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”), as interpreted by FASB Interpretation No. 44 (“FIN 44”), Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB 25, Emerging Issues Task Force No. 00-23 (“EITF 00-23”), Issues related to the Accounting for Stock Compensation under APB 25 and FIN 44, and Financial Accounting Standards Board Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, and complied with the disclosure provisions of SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123 (“SFAS 148”). Under APB 25, compensation expense was based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price. SFAS 123, Accounting for Stock Based Compensation, (“SFAS 123”) as amended by SFAS 148 requires a “fair value” based method of accounting for an employee stock option or similar equity instrument. Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant date for awards for 2005 consistent with the provisions of SFAS 123, the Company’s net loss would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

Year Ended December 31, 2005

Net loss, as reported	$(1,218)

Add: Stock-based employee compensation expense, net of tax, included in reported net loss	—

Deduct: Stock-based employee compensation expense determined under fair value method for all stock option grants (SFAS 123 expense), net of tax	(43)

Pro forma net loss	$(1,261)

Basic and diluted net loss per share, as reported	$(0.12)

Pro forma basic and diluted net loss per share	$(0.12)

Revenue Recognition

In 2005 and 2006, our revenues were earned primarily from our customer service contracts. We recognize product revenue at the time of shipment, assuming that persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collection is probable, unless we have future obligations for installation or require customer acceptance, in which case revenue is deferred until these obligations are met. Our product incorporates software that is not incidental to the related hardware and, accordingly, we recognize revenue in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2 “Software Revenue Recognition.” For arrangements that include the delivery of multiple elements, the revenue is allocated to the various products based on “vendor-specific objective evidence (“VSOE”)” of fair value. We establish VSOE based on either the price charged for the product when the same product is sold separately or for products not yet sold separately, based on the list prices of such products individually established by management with the relevant authority to do so.

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

Cost of Revenue

Cost of revenue is comprised primarily of material, labor, overhead, shipping costs, subcontractor costs, warranty costs, and inventory write-downs. In addition, cost of revenue includes non-cash charges or credits related to equity issuances.

Research and Development

Research and development expenditures, consisting primarily of materials, labor and overhead costs for the development and testing of prototypes, and salaries and related personnel costs associated with independent research, are generally charged to operations as incurred.

Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on our product development process, technological feasibility is established upon the completion of a working model. We ceased all research and development activities in March 2005. Capitalizable costs incurred after achieving technological feasibility have not been significant for any development project. Accordingly, we have charged all such costs to research and development expense in the periods they were incurred.

Advertising Expense

Advertising costs are expensed as incurred. For the years ended December 31, 2007, 2006, and 2005, we incurred no expense for advertising.

Income Taxes

We account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109, on January 1, 2007.  This Interpretation clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in our consolidated financial statements.  The Interpretation also provides guidance for the measurement and classification of tax positions, interest and penalties, and requires additional disclosure on an annual basis.  The cumulative effect of the change had no impact on the consolidated balance sheet or statement of operations. Following implementation, the ongoing recognition of changes in measurement of uncertain tax positions will be reflected as a component of income tax expense. Interest and penalties incurred associated with unresolved income tax positions will continue to be included in other income (expense).

Net Income (Loss) Per Share

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

The following table presents the calculation of basic and diluted net loss per share for each year (in thousands, except per share data):

	Year ended December 31,
	2007	2006	2005
Numerator:
Net income (loss)	$416	$449	$(1,218)
Denominator:
Weighted average shares outstanding for basic income (loss) per share	10,091	10,091	10,094
Add: effect of dilutive securities – stock options	24	5	—
Weighted average shares used in basic and diluted net income (loss) per share	10,115	10,096	10,094
Basic net income (loss) per share	$0.04	$0.04	$(0.12)
Diluted net income (loss) per share	$0.04	$0.04	$(0.12)

During all periods presented, we had stock options and warrants outstanding that could potentially dilute earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. These shares amounted to 35,000, 26,000, and 436,000 for the years ended December 31, 2007, 2006, and 2005 respectively.

Segment Reporting

We operate in only one segment: IP Service Delivery Platforms. Substantially all of our assets are located in the United States.

Revenues from customers by geographic region for the years ended December 31, 2007, 2006, and 2005 were as follows (in thousands):

Region	Revenue

2007
Europe	$—
Japan	—
North America	—
$—

2006
Europe	$150
Japan	—
North America	1,211
$1,361

2005
Europe	$797
Japan	527
South Korea	90
North America	1,901
$3,315

Recent Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, or SFAS 157. The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are still evaluating the impact this standard will have on our financial position or results of operations

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. Subsequent changes in fair value would be recognized in earnings as those changes occur. The election of the fair value option would be made on a contract-by-contract basis and would need to be supported by concurrent documentation or a preexisting documented policy. SFAS 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financial statement user to understand the impact on earnings from changes in the fair value. SFAS 159 is effective for us beginning with fiscal year 2008. We are currently evaluating the impact that the adoption of SFAS 159 will have on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) changes accounting for acquisitions that close beginning in 2009. More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard. SFAS 141(R) promotes greater use of fair values in financial reporting. Some of the changes will introduce more volatility into earnings. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. We are currently assessing the impact that SFAS 141(R) may have on our financial position, results of operations, and cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), an amendment of ARB No. 51. SFAS 160 will change the accounting and reporting for minority interests which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. We are currently assessing the impact that SFAS 160 may have on our financial position, results of operations, and cash flows.

In December 2007, the FASB issued EITF Issue 07-1 Accounting for Collaborative Arrangements (EITF 07-1). Collaborative arrangements are agreements between parties to participate in some type of joint operating activity. The task force provided indicators to help identify collaborative arrangements and provides for reporting of such arrangements on a gross or net basis pursuant to guidance in existing authoritative literature. The task force also expanded disclosure requirements about collaborative arrangements. Conclusions within EITF 07-1 are to be applied retrospectively. We are currently assessing the impact that EITF 07-1 may have on our financial position, results of operations, and cash flows.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassification had no effect on total assets or net loss.

2. Leases

We lease our facilities under an operating lease which expires in late April, 2009 with annual rental of $40,000. Effective July 1, 2007 our lease payments are made by SP Corporate Services LLC, an affiliated company, in connection with a management services agreement (See Note 6).

Rent expense was $20,000, $55,000 and $83,000 for the years ended December 31, 2007, 2006, and 2005, respectively, and is calculated on a straight-line basis.

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

On December 5, 2006, the Court of Appeals for the Second Circuit reversed the court's October 2004 order certifying a class in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints in the six focus cases, which the defendants in those cases have moved to dismiss.  Plaintiffs have also moved for class certification in the six focus cases, which the defendants in those cases have opposed. It is uncertain whether there will be any revised or future settlement. If the settlement is not consummated, we intend to defend the lawsuit vigorously. However, we cannot predict its outcome with certainty. If we are not successful in our defense of this lawsuit, we could be forced to make significant payments to the plaintiffs and their lawyers, and such payments could have a material adverse effect on our business, financial condition, and results of operations if not covered by our insurance carrier.

On October 9, 2007, a purported CoSine shareholder filed a complaint for violation of Section 16(b) of the Securities Exchange Act of 1934, which prohibits short-swing trading, against the Company's IPO underwriters. The complaint, Vanessa Simmonds v. The Goldman Sachs Group, et al., Case No. C07-1629, in District Court for the Western District of Washington, seeks the recovery of short-swing profits. The Company is named as a nominal defendant. No recovery is sought from the Company.

Even if these claims are not successful, the litigation could result in substantial costs and divert management's attention and resources, which could adversely affect our business, results of operations, and financial position.

In the ordinary course of business, we are involved in legal proceedings involving contractual obligations, employment relationships, and other matters. Except as described above, we do not believe there are any pending or threatened legal proceedings that will have a material impact on our financial position or results of operations.

Our unconditional purchase obligations relate to executive, financial and administrative support services, and personnel provided by SP Corporate Services LLC under an agreement which became effective as of July 1, 2007 (the "Services Agreement"). Under the Services Agreement, we pay SP Corporate Services LLP a monthly fee of $17,000 in exchange for SP Corporate Services LLP’s services. The Services Agreement has a term of one year and automatically renews for successive one year periods unless otherwise terminated by either party.

4. Stockholders’ Equity

Common Stock

We have authorized shares of common stock for future issuance at each year end as follows (in thousands):

	2007	2006
Stock options:
Options outstanding	153	147
Available for future grants	2,934	2,940

Warrants outstanding	4	4
	3,091	3,091

1997 Stock Option Plan

In October 1997, the board of directors adopted the 1997 Stock Plan (“1997 Plan”) for issuance of common stock and grants of options for common stock to employees, consultants, and directors. Incentive stock options granted under the plan were at prices not less than the fair value of stock at the date of grant, except in the case of a sale to a person who owned stock representing more than 10% of all the voting power of all classes of our stock, in which case the purchase price was 110% of the fair market value of the common stock on the date of grant. Nonstatutory stock options granted under the 1997 Plan were at prices not less than 85% of the fair value of stock at the date of grant, except in the case of a sale to a person who owned stock representing more than 10% of all the voting power of all classes of stock of CoSine, in which case the purchase price was 110% of the fair market value of the common stock on the date of grant. Options granted under the 1997 Plan generally vested over four years at a rate of 25% one year from the grant date and ratably monthly thereafter and were to expire 10 years after the grant, or earlier upon termination. Options could be granted with different vesting terms.

Effective upon the initial public offering, the 1997 Plan was terminated and the shares reserved and unissued under the 1997 Plan were reserved for issuance under the 2000 Plan.

2000 Stock Option Plan

In May 2000, the board of directors adopted the 2000 Stock Plan (“2000 Plan”). The 2000 Plan was approved by our shareholders before the completion of the initial public offering. The 2000 Plan provides for the grant of incentive stock options to employees, and for the grant of nonstatutory stock options and stock purchase rights to employees, directors, and consultants. Incentive stock options granted under the 2000 Plan will be at prices not less than the fair value of the common stock at the date of grant. The term of each option will be determined by the administrator of the plan, generally 10 years or less.

We have authorized 2,215,779 shares of common stock for issuance under the 2000 Plan. At December 31, 2007 and 2006, respectively, a total of 1,924,455 shares were available for future options grants under the 2000 Plan.

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

We have authorized up to a maximum of 1,000,000 shares of common stock for issuance of Reacquired Shares under the 2002 Plan. At December 31, 2007 and 2006, a total of 1,000,000 shares were available for future options grants under the 2002 Plan, respectively.

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

2000 Director Option Plan

In May 2000, the board of directors adopted the 2000 Director Option Plan (“Director’s Plan”), which was effective upon the closing of the initial public offering. At December 31, 2007, and 2006, a total of 48,000 shares of common stock have been authorized for issuance under the Director’s Plan. At December 31, 2007 and 2006, a total of 10,000 and 16,000 shares, respectively, were available for future options grants under the Director’s Plan.

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

Impact of the Adoption of SFAS No. 123 (R)

We elected to adopt the modified prospective application method as provided by SFAS No. 123 (R). The effect of recording stock-based compensation for the years ended 2007 and 2006 was as follows (in thousands except per share data):

	Year Ended December 31, 2007	Year Ended December 31, 2006

Stock-based compensation expense	$39	$40
Tax effect on stock-based compensation	-	-
Net effect on net income	$39	$40
Effect on basic and diluted net income per share	$0.00	$0.00

Under the 1997, 2000, and 2002 stock option plans, the Board of Directors has the authority to determine the type of option and the number of shares subject to each option. The exercise price is generally equal to fair value of the underlying stock at the date of grant. Options generally become exercisable over a four-year period and, if not exercised, expire ten years from the date of grant. The 1997 Plan was terminated in connection with our initial public offering in 2000, and the shares reserved and unissued under the 1997 Plan were reserved for issuance under the 2000 Plan.

Under the Director’s Option Plan, option grants are made to new non-employee directors and to continuing non-employee directors pursuant to the terms contained in the Director Stock Option Plan Agreement. The exercise price is equal to fair value of the underlying stock at the date of grant. Initial options vest in four equal annual increments immediately following the date of grant and the subsequent options vest on the fourth anniversary of the date of grant. The options, if not exercised, expire ten years from date of grant.

At December 31, 2007, the Company had the following stock plans:

	Shares Available for Grant	Options Outstanding

2000 Stock Option Plan	1,924,000	117,000

2002 Stock Option Plan	1,000,000	—

Directors’ Option Plan	10,000	36,000

Totals	2,934,000	153,000

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

As of December 31, 2007, we had an unrecorded deferred stock compensation balance related to stock options of approximately $71,000 before estimated forfeitures. In our pro forma disclosures prior to the adoption of SFAS No. 123 (R), we accounted for forfeitures upon occurrence. SFAS No. 123 (R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on our analysis of historical experience and review of current option holders, we have assumed an annual forfeiture rate of 2.5% for our options. Accordingly, as of December 31, 2007, we estimated that the stock-based compensation for the awards not expected to vest was approximately $1,000, and therefore, the unrecorded deferred stock-based compensation balance related to stock options was adjusted to approximately $70,000 after estimated forfeitures.

During the fiscal year ended December, 31 2007, there were stock option grants for a total of 6,000 shares, with an exercise price of $3.50 per share, the market price on the date of grant.

As of December 31, 2007, the unrecorded stock-based compensation balance related to stock options was $70,000 and will be recognized over an estimated weighted average amortization period of 2 years.

Valuation Assumptions

The fair value of our options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Year Ended December 31,	Fiscal Year Ended December 31,	Fiscal Year Ended December 31,
	2007	2006	2005
Weighted average fair value of shares granted	$1.65	$1.17	$1.07

Dividend yield	0.00%	0.00%	0.00%
Volatility	0.39	0.40	0.47
Risk free interest rate	4.89%	5.00%	4.02%
Expected life	6.25 years	6.25 years	4 years

Summary Stock Option Plan Activity

Stock activity under the Stock Option Plans was as follows (in thousands, except per share data):

		Options Outstanding
	Shares Available for Grant	Shares	Weighted- Average Price Per Share
Balance as of December 31, 2004	2,487	590	$8.88
Repurchased	10	—
Granted	(112)	112	2.56
Exercised	0	0
Canceled	555	(555)	8.88
Balance as of December 31, 2005	2,940	147	8.37
Granted	(6)	6	2.45
Canceled	6	(6)	18.88
Balance as of December 31, 2006	2,940	147	7.69
Granted	(6)	6	3.50
Balance as of December 31, 2007	2,934	153	$7.52

The aggregate intrinsic value of stock options outstanding at December 31, 2007 is $23,000. The aggregate intrinsic value of options vested and expected to vest is $23,000 at December 31, 2007 and the weighted average contractual life is 7 years. The aggregate intrinsic value of options exercisable at December 31, 2007 is $18,500 and the weighted average contractual life is 7 years.

The following table summarizes information concerning options outstanding and exercisable at December 31, 2007 (in thousands, except per share data):

	Options Outstanding
		Weighted-		Options Exercisable
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of	Of	Contractual	Exercise	Of	Exercise
Exercise Prices	Shares	Life (Years)	Price	Shares	Price
$2.15-2.60	118	7.8	$2.56	107	$2.58
3.50	6	9.5	3.50	-	-
5.20	4	5.4	5.20	4	5.20
6.96	12	5.8	6.96	12	6.96
8.80	4	4.4	8.80	4	8.80
22.30	4	3.5	22.30	4	22.30
120.00	5	2.7	120.00	5	120.00
$2.15-120.00	153	7.25	$7.52	136	$8.13

Exercisable options at December 31, 2007 and 2006 were 136,000 and 74,000 shares, respectively, at weighted average exercise prices of $8.13 and $12.47 per share, respectively. Options vested and expected to vest at December 31, 2007 were 139,000 at a weighted average exercise price of $7.41.

Warrants

In the second quarter of 2004, we issued to a reseller a warrant to acquire 254,489 shares of our stock at an exercise price of $4.65 per share. The warrant had a two-year term beginning May 28, 2004 and vested ratably over the term. If during the two-year term (1) any person or entity had acquired a greater than 50% interest in CoSine or the ownership or control of more than 50% of the voting stock of CoSine or (2) we had sold substantially all of our intellectual property assets, the warrant would have become fully exercisable. Even if the reseller did not immediately exercise the warrant upon the occurrence of such an event that made the warrant fully exercisable (a “trigger event”), the reseller would have been entitled to securities, cash and property to which it would have been entitled to upon the consummation of the trigger event, less the aggregate price applicable to the warrant. We calculated the fair value of the warrant to be approximately $487,000 using the Black-Scholes valuation method, using a volatility factor of 0.97, a risk-free interest rate of 2.5%, and an expected life of two years. The fair value of the warrant was amortized over the two-year life of the warrant. During the year ended December 31, 2007, 2006, and 2005, we amortized nil, $100,000 and $339,000 to cost of sales, respectively. The fair value of this warrant was fully amortized in 2006 and the warrant expired in May 2006.

At December 31, 2007, warrants to purchase 3,750 shares of common stock at $80.00 per share were outstanding.

5. Related Parties

During 2006 and 2005, we, working with Steel Partners II, L.P. (“Steel Partners”), an entity that owns or controls 45% of our common stock, conducted a review of our historical net operating losses and a review of our ownership changes since our inception. The study was initiated to determine the effect, if any, of such ownership changes on the availability of our net operating loss carry-forwards. Steel Partners incurred direct expenses, primarily outside legal fees, in the amount of $42,000 and $40,728 in the years ended December 31, 2006 and 2005, respectively, in connection with the study and we have reimbursed them for these costs. At December 31, 2006, there were no amounts due to Steel Partners.

In July 2007, we contracted with SP Corporate Services, LLC, an entity owned by an affiliate of Steel Partners, to provide management and other administrative services, including the services of our Chief Executive and Chief Financial Officer. On approval of the contract by the independent members of our board of directors, our Chief Executive, Chief Financial Officer, and Secretary terminated his employment with us and became a Managing Director of SP Corporate Services LLC, effective July 1, 2007. We paid a total of $ 102,000 for such services for the year ended December 31, 2007 and owed SP Corporate Services LLC $0 at December 31, 2007.

6. Income Taxes

The benefits for income taxes of $(17,000), $(52,000), and $(228,000) for the years ended December 31, 2007, 2006 ,and 2005 respectively, are comprised entirely of foreign corporate income taxes. The difference between the benefit for income taxes and the amounts computed by applying the federal statutory income tax rate to the losses before income taxes are explained below (in thousands):

	2007	2006	2005
U.S. federal tax benefit at federal statutory rate	$142	$170	$(353)
Loss for which no tax benefit is currently recognizable	—		125
Loss for which a tax benefit is currently recognizable	(142)	(170)	—
Non-cash charges related to equity issuances	—	—	—
Reduction of foreign tax accrual	(17)	(52)	—
Total provision	$(17)	$(52)	$(228)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets (liabilities):
Net operating loss carryforwards	$133,585	128,632
Equity related charges	(193)	(193)
Tax credit carryforwards	8,435	8,435
Inventory reserve	-	157
Capitalized research and development	4,652	5,815
Capital loss carryforward	61,134	61,011
Accruals and reserves not currently deductible	7	26
Total deferred tax assets (liabilities)	207,620	203,883
Valuation allowance	(207,620)	(203,883)
Net deferred tax assets (liabilities)	$—	$—

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company did not recognize any adjustment to the liability for uncertain tax positions and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet. As of the date of adoption, the Company recorded no reduction to deferred tax assets for unrecognized tax benefits and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2007, the Company had no accrued interest and/or penalties. The Company does not anticipate a significant change to its unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business. The unrecognized tax benefits at the end of December 31, 2007 are currently offset by a full valuation allowance.

Tax years 2004 through 2006 and 2003 through 2006 are subject to examination by the federal and state tax authorities, respectively. There are no income tax examinations currently in process.

Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” provides for the recognition of deferred tax assets if realization of the deferred tax assets is more likely than not. Based upon the weight of available evidence, which includes CoSine’s historical operating performance and the reported cumulative net losses in all prior years, CoSine has provided a full valuation allowance against its net deferred tax assets. The valuation allowance increased by $3,737,000 in 2007 and by $31,510,000 in 2006.

As of December 31, 2007, we had federal net operating loss carryforwards of approximately $353,000,000, which will begin to expire in 2018 if not utilized and state net operating loss carryforwards of approximately $225,000,000, which will begin to expire in 2007 if not utilized. Due to the “change in ownership” provisions of the Internal Revenue Code, the availability of our net operating loss and credit carryforwards may be subject to an annual limitation in future periods. Based on our review of historical “changes of control,” the maximum amount of federal net operating loss carryforwards subject to “change of control” limitations at December 31, 2007 was less than $3.0 million.

As of December 31, 2007 and 2006, we also had federal and state research and development tax credit carryforwards of approximately $7,113,000 and $7,967,000, respectively. The federal tax credit carryforwards will expire at various dates beginning in 2013, if not utilized. The state credits do not expire.

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

7. Sale of Intellectual Property

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

Effective September 23, 2004, we approved severance agreements to Stephen Goggiano, our President and Chief Executive Officer, and Terry Gibson, our Chief Financial Officer, covering the period of August 1, 2004 through the earlier of (i) December 31, 2004 or (ii) the termination of their respective employments due to the elimination of their respective jobs if caused by a merger, sale, acquisition, liquidation, dissolution, consolidation, or similar corporate transaction, in exchange for their continued service to us as we explored strategic alternatives, including a sale of the Company, a sale or licensing of products, intellectual property, or individual assets, or a winding-up and liquidation of the business. In exchange for their continued service during this time period, Mr. Goggiano and Mr. Gibson each received a retention bonus equal to 100% of their base 2004 annual salary paid in January 2005. In addition, upon completion of these services, we agreed to pay for the cost of Mr. Goggiano's and Mr. Gibson's family health care coverage for a period of up to 12 months after termination of their respective employment. These amounts were accrued in the December 31, 2004 restructuring. These amounts were charged to restructuring in December 2004 and were paid in 2005.

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

Impairment of Long-lived Assets

At December 31, 2006 and 2005, we had sold or scrapped all of our long-lived assets. During 2005, we had gains of $0.1 million from the sale of previously written-down long-lived assets.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    The Securities and Exchange Commission defines the term "disclosure controls and procedures" to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer and Chief Financial Officer has concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose, except as noted below under "Changes in Internal Controls."

Managements’ annual report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. Our management with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework of Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting. Management’s evaluation was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in the Annual Report.

Changes in Internal Controls. With respect to the most recently completed fiscal quarter, we initiated processes that improved our segregation of duties and enhanced our financial statement preparation and review processes. Other than these enhancements, there have been no changes to our internal controls which have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers and Corporate Governance

Except as set forth above in Part I under “Executive Officers of the Registrant” and in the paragraph below, the information required by Item 10 has been omitted from this Annual Report on Form 10-K, and is incorporated by reference to the sections “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, which we will file with the Commission pursuant to Regulation 14A within 120 days after the end of our 2007 fiscal year.

On March 11, 2008, our Board of Directors adopted an amended and restated Code of Business Conduct and Ethics that applies to our officers, including our principal executive officer, principal financial officer, principal accounting officer and all other officers, directors and employees in compliance with applicable rules of the Securities and Exchange Commission. Our Code of Business Conduct and Ethics is attached as an exhibit to this Annual Report. Stockholders may obtain copies of our Code of Business Conduct and Ethics by contacting the Secretary of CoSine Communications at the address or phone number listed on the cover page of this Annual Report.

Item 11. Executive Compensation

Information required by Item 11 has been omitted from this Annual Report on Form 10-K and is incorporated by reference to the section “Executive Compensation” in our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 has been omitted from this Annual Report on Form 10-K and is incorporated by reference to the sections “Security Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information required by Item 13 has been omitted from this Annual Report on Form 10-K and is incorporated by reference to the section “Election of Directors” in our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

Information required by Item 14 has been omitted from this Annual Report on Form 10-K and is incorporated by reference to the section “Audit Committee Disclosure” in our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts	46

All other schedules are omitted as they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(3) Exhibits:

See Exhibit Index on page 48. The Exhibits listed in the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-K.

COSINE COMMUNICATIONS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Classification	Balance at Beginning of Year	Charged to Expenses (Credits)	Additions (Deductions)(1)	Balance at End of Year

(In thousands)
Year ended December 31, 2007
Reserves for accounts receivable	$—	—	—	$—
Year ended December 31, 2006:
Reserves for accounts receivable	$—	$—	—	$—
Year ended December 31, 2005:
Reserves for accounts receivable	$90	$(90)	$—	$—

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2008.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 13, 2008 by the following persons in the capacities indicated.

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

4.3*
First Amendment to Rights Agreement by and between CoSine Communications, Inc. and Mellon Investor Services LLC, effective as of August 31, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 4, 2007).

4.4*
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

10.7*	Statement of Work between Registrant and Wipro Limited, dated October 14, 2004 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 15, 2004).
10.8*	Services Agreement by and between Cosine Communications, Inc. and SP Corporate Services LLC, effective as of July 1, 2007 (incorporated by reference to Exhibit 10.1 to Form 8K filed June 19, 2007).
14.1	Code of Business Conduct and Ethics, adopted March 11, 2008.
21.1	Subsidiary of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm - Burr, Pilger & Mayer LLP.
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