Form 10-Q
period 2008-03-31
COSINE COMMUNICATIONS INC
filed 2008-05-14
CIK 1060824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission File Number 000-30715

COSINE COMMUNICATIONS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	94-3280301
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

61 East Main Street, Suite B, Los Gatos, CA	95030
(Address of principal executive offices)	(Zip Code)

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
Yes ☒ No ☐

There were 10,090,635 shares of the Registrant’s Common Stock, par value $.0001, outstanding on April 30, 2008.

COSINE COMMUNICATIONS, INC.

FORM 10-Q

Quarter ended March 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

COSINE COMMUNICATIONS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except for par value and share data)

	March 31, 2008	December 31, 2007[1]
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,400	$12,709
Short-term investments	14,684	10,410
Accounts Receivable - Other	116	73
Prepaid expenses and other current assets	23	36
Total current assets	23,223	23,228
Long term deposit and other	3	3
	$23,226	$23,231

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$226	$204
Accrued other liabilities	10	97
Total current liabilities	236	301

Stockholders' equity:
Preferred stock, 3,000,000 authorized, none issued and outstanding	—	—
Common stock, $.0001 par value, 22,000,000 shares authorized; 10,090,635 shares issued and outstanding at March 31, 2008 and December 31, 2007	1	1
Additional paid-in capital	539,034	539,026
Accumulated other comprehensive income	15	15
Accumulated deficit	(516,060)	(516,112)
Total stockholders' equity	22,990	22,930
	$23,226	$23,231

See accompanying notes to condensed financial statements.

(1)The information in this column was derived from the Company's audited financial statements for the year ended December 31, 2007.

COSINE COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue:
Product	$—	$—
Service	—	—
Total revenue	—	—
Cost of revenue	—	—
Gross profit	—	—

Operating expenses:
Research and development	—	—
Sales and marketing	—	—
General and administrative[1]	178	197
Restructuring and impairment charges	—	—
Total operating expenses	178	197

Loss from operations	(178)	(197)

Other income (expenses):
Interest income and other	230	291
Total other income	230	291

Income before income tax provision	52	94

Income tax provision	—	—

Net income	$52	$94

Basic net income per share	$0.01	$0.01
Diluted net income per share	$0.01	$0.01

Shares used in computing per share amounts:
Basic	10,091	10,091
Diluted	10,091	10,120

See accompanying notes to condensed financial statements.

(1) General and administrative expenses include $8 and $10 for the three months ended March 31, 2008 and 2007, respectively for non-cash charges related to equity issuances.

COSINE COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Operating activities:
Net income	$52	$94
Adjustments to reconcile net loss to net cash used in operating activities:
Expense for option vesting………………………………………………	8	10
Change in operating assets and liabilities:
Accounts receivable, trade	—	49
Other receivables	(43)	27
Prepaid expenses and other current assets	13	9
Accounts payable	22	(34)
Accrued other liabilities	(87)	(117)
Net cash provided by (used in) operating activities	(35)	38

Investing activities:
Purchase of short-term investments	(11,769)	(7,213)
Proceeds from sales and maturities of short-term investments	7,495	9,948
Net cash provided by (used in) investing activities	(4,274)	2,735

Net decrease in cash and cash equivalents	(4,309)	2,773
Cash and cash equivalents at the beginning of the period	12,709	5,207
Cash and cash equivalents at the end of the period	$8,400	$7,980

See accompanying notes to condensed financial statements.

COSINE COMMUNICATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Description of Business

CoSine Communications, Inc. ("CoSine" or the "Company," which may be referred to as "we," "us" or "our") was incorporated in California on April 14, 1997 and in August 2000 was reincorporated in the State of Delaware. Our current business strategy is to enhance stockholder value by pursuing opportunities to redeploy our assets through an acquisition of one or more operating businesses with existing or prospective taxable earnings that can be offset by use of our net operating loss carry-forwards (“NOLs”). No candidate for acquisition has yet been identified, and no assurance can be given that we will find suitable candidates, and if we do, that we will be able to utilize our existing NOLs.

We were a provider of carrier network equipment products and services until the fourth quarter of fiscal year 2004 during which time we discontinued our product lines, took actions to lay off most of our employees, terminated contract manufacturing arrangements, contractor and consulting arrangements and various facility leases, and sold, scrapped or wrote-off our inventory, property and equipment. In July 2005, our board of directors approved our strategy of redeploying our existing resources to identify and acquire new business operations. In 2006, we sold the remaining assets of our carrier network products business with the sale of our patent portfolio and the rights to the related intellectual property. During 2006, we also completed the wrap-up of our carrier services business, providing customer support services for our discontinued products through December 31, 2006, at which time we terminated all customer support offerings. Effective July 1, 2007, we engaged SP Corporate Services LLC to provide all of our executive, financial and administrative support service and personnel requirements and, as a result, we no longer have any employees.

Redeployment Strategy and Liquidity

In July 2005, after a comprehensive review of strategic alternatives, our board of directors approved a strategy to redeploy our existing resources to identify and acquire one or more new business operations with existing or prospective taxable earnings that can be offset by use of our NOLs.

The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, at March 31, 2008, we have an accumulated deficit of $516 million. Our current redeployment of assets strategy and the termination of our employees, discontinuance of production activities and cessation of our customer support offerings and service capabilities raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects relating to the recoverability and classification of the recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates. Estimates are used in accounting for, but not limited to, accrued liabilities and equity issuances. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period of determination.

The unaudited condensed financial statements have been prepared by us pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X and include the accounts of CoSine Communications, Inc. ("CoSine" or the "Company"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted pursuant to the Securities Exchange Commission’s rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year. The condensed balance sheet at December 31, 2007 has been derived from the audited financial statements as of that date. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2007.

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

 Impact of the Adoption of SFAS No. 123 (R)

The effect of recording stock-based compensation for the three months ended March 31, 2008 and 2007 was $8,073 and $10,000, respectively, which consisted of stock based compensation related to employee stock options. As of March 31, 2008 we had an unrecorded deferred stock compensation balance related to stock options of approximately $62,000 before estimated forfeitures. SFAS No. 123 (R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on our analysis of historical experience and review of current option holders, we have assumed an annual forfeiture rate of 2.5% for our options. Accordingly, as of March 31, 2008, we estimated that the stock-based compensation for the awards not expected to vest was approximately $1,000, and therefore, the unrecorded deferred stock-based compensation balance related to stock options was adjusted to approximately $61,000 after estimated forfeitures. This amount will be recognized over an estimated weighted average amortization period of 1.75 years.

During the three months ended March 31, 2008 and 2007, respectively, there were no stock options granted, exercised, cancelled or expired.

  Valuation Assumptions

The fair value of our options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2008	2007
Dividend yield	0.0%	0.0%
Volatility	0.0	0.40
Risk free interest rate	0.0%	5.0%
Expected life	0 years	6.25 years

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

Stock activity under the Stock Option Plans was as follows (in thousands, except per share data):

	Shares Available for Grant	Shares	Weighted- Average Price Per Share
Balance as of December 31, 2007	2,934	153	$7.52
Granted	—	—	—
Exercised	—	—	—
Canceled	—	—	—
Balance as of March 31, 2008	2,934	153	$7.52

The following table summarizes information concerning options outstanding and exercisable at March 31, 2008 (in thousands, except per share data):

	Options Outstanding
		Weighted-		Options Exercisable
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of	Of	Contractual	Exercise	Of	Exercise
Exercise Prices	Shares	Life (Years)	Price	Shares	Price
$2.15	8	7.3	$2.15	4	$2.15
$2.40	4	7.6	2.40	-	-
$2.45	6	8.2	2.45	-	-
$2.60	100	7.5	2.60	83	2.60
$3.50	6	9.1	3.50	-	-
$5.20	4	5.1	5.20	4	5.20
$6.96	12	5.6	6.96	12	6.56
$8.80	4	4.1	8.80	4	8.80
$22.30	4	3.2	22.30	4	22.30
$120.00	5	2.4	120.00	5	120.00
$2.15-120.00	153	7.0	$7.52	116	$9.06

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

Generally, a maximum obligation is not explicitly stated. Because the obligated amounts associated with this type of agreement are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, we have not been obligated to make payments for these obligations, and no liabilities have therefore been recorded for these obligations the Company’s balance sheet as of March 31, 2008.

Income Taxes

We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  This Interpretation clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in our financial statements.  The Interpretation also provides guidance for the measurement and classification of tax positions, interest and penalties, and requires additional disclosure on an annual basis.  The cumulative effect of the change was not material. Following implementation, the ongoing recognition of changes in measurement of uncertain tax positions will be reflected as a component of income tax expense. Interest and penalties incurred associated with unresolved income tax positions will continue to be included in other income (expense).

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

In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the Court for approval. On August 31, 2005, the Court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints and moved for class certification in the six focus cases. Defendants moved to dismiss the amended complaints and have opposed class certification. On March 26, 2008, the Court denied the defendants’ motion to dismiss the amended complaints.  It is uncertain whether there will be any revised or future settlement.

On October 9, 2007, a purported CoSine shareholder filed a complaint for violation of Section 16(b) of the Securities Exchange Act of 1934, which prohibits short-swing trading, against the Company's IPO underwriters. The complaint, Vanessa Simmonds v. The Goldman Sachs Group, et al., Case No. C07-1629, filed in the District Court for the Western District of Washington, seeks the recovery of short-swing profits. The Company is named as a nominal defendant. No recovery is sought from the Company. The plaintiff, Vanessa Simmonds, has filed similar lawsuits in the District Court for the Western District of Washington alleging short-swing trading in the stock of 54 other companies.

In the ordinary course of business, we are involved in disputes and legal proceedings involving contractual obligations, employment relationships, and other matters. Except as described above, we do not believe there are any pending or threatened disputes or legal proceedings that will have a material impact on our financial position or results of operations.

Our unconditional purchase obligations relate to executive, financial and administrative support services and personnel provided by SP Corporate Services LLC under an agreement which became effective as of July 1, 2007 (the "Services Agreement"). Under the Services Agreement, we pay SP Corporate Services LLP a monthly fee of $17,000 in exchange for SP Corporate Services LLC’s services and personnel. The Services Agreement has a term of one year and automatically renews for successive one year periods unless otherwise terminated by either party.

3. BALANCE SHEET DETAILS

Cash

At March 31, 2008, we had deposits with a financial institution that may exceed the amount of insurance provided on such deposits.

Fair Value Measurement

     On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The Statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, for which application has been deferred for one year.

     The following table summarizes our financial assets measured at fair value on a recurring basis in accordance with SFAS No. 157 as of March 31, 2008 (in thousands):

		Significant Other
	Balance as of	Observable Inputs
	March 31, 2008	(Level 1)
Assets:
Cash equivalents:
Commercial paper	$5,684	$5,684
Money market funds	2,632	2,632
Short-term investments:
Corporate obligations	4,487	4,487
U.S. government agency notes	10,197	10,197
	$14,684	$14,684

Liabilities:	—	—

     Our financial assets are valued using market prices on active markets (level 1). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. At March 31, 2008 we did not have any assets with instrument valuations are obtained from readily-available pricing sources for comparable instruments (level 2) or assets without observable market values that would require a high level of judgment to determine fair value (level 3).

4. NET INCOME PER COMMON SHARE

Basic net income per share is calculated based on the weighted average number of common shares outstanding during the periods presented. Diluted net loss per share gives effect to the dilutive effect of common stock equivalents consisting of stock options and warrants (calculated using the treasury stock method) and convertible preferred stock.

The following table presents the calculation of basic and diluted net income per share for each year (in thousands, except per share data):

	2008	2007
Numerator:
Net income	$52	$94
Denominator:
Weighted average shares outstanding for basic income per share	10,091	10,091
Add: effect of dilutive securities – stock options	-	29
Weighted average shares used in basic and diluted net income per share	10,091	10,120
Basic net income per share	$0.01	$0.01
Diluted net income per share	$0.01	$0.01

Basic net income per common share is calculated based on the weighted-average number of common shares outstanding during the periods presented.

5. COMPREHENSIVE INCOME

The components of comprehensive income are shown below, in thousands:

	Three Months Ended March 31,
	2008	2007

Net income	$52	$94
Other comprehensive gain:
Unrealized gains on investments	—	—
Translation adjustment	—	—
Total other comprehensive gain	—	—
Comprehensive income (loss)	$52	$94

6. RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Financial Statements (“SFAS 160”), an amendment of ARB No. 51. SFAS 160 will change the accounting and reporting for minority interests which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. We are currently assessing the impact that SFAS 160 may have on our financial position, results of operations, and cash flows.

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

7. TRANSACTIONS WITH RELATED PERSONS

In efforts to reduce our operating expenses, on June 15, 2007, the board of directors approved an agreement (the “Services Agreement”) with SP Corporate Services, LLC (“SP”) pursuant to which SP provides us, on a non-exclusive basis, a full range of executive, financial and administrative support services and personnel, including the services of a Chief Executive Officer, Chief Financial Officer, Secretary, Principal Executive Officer and Principal Accounting Officer, maintenance of our corporate office and records, periodic reviews of transactions in our stock to assist in preservation of our NOLs, and related executive, financial, accounting and administrative support services. The Service Agreement became effective as of July 1, 2007. Under the Services Agreement, we pay SP a monthly fee of $17,000 in exchange for SP's services. SP is responsible for compensating and providing all applicable employment benefits to any SP personnel in connection with providing services under the Services Agreement. We reimburse SP for reasonable and necessary business expenses of ours incurred by SP, and we are responsible payment of fees related to audit, tax, legal, stock transfer, insurance broker, investment advisor and banking services provided to us by third party advisors. The Services Agreement has a term of one year and automatically renews for successive one year periods unless otherwise terminated by either party. The Services Agreement is also terminable by us upon the death of Terry R. Gibson or his resignation as our Chief Executive Officer, Chief Financial Officer or Secretary of the Company. Under the Services Agreement, SP and its personnel are entitled to the same limitations on liability and indemnity rights available under our charter documents to any other person performing such services for us. During the three months ended March 31, 2008, we incurred $51,000 for services performed by SP under the Services Agreement.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for our fiscal year ended December 31, 2007 and our other Quarterly Reports on Form 10-Q filed by us in our fiscal year 2008.

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

We were a provider of carrier network equipment products and services until the fourth quarter of fiscal year 2004 during which time we discontinued our product lines, took actions to lay off most of our employees, terminated contract manufacturing arrangements, contractor and consulting arrangements and various facility leases, and sold, scrapped or wrote-off our inventory, property and equipment. In July 2005, our board of directors approved our strategy of redeploying our existing resources to identify and acquire new business operations. In 2006, we sold the remaining assets of our carrier network products business with the sale of our patent portfolio and the rights to the related intellectual property. During 2006, we also completed the wrap-up of our carrier services business, providing customer support services for our discontinued products through December 31, 2006, at which time we terminated all customer support offerings. Effective July 1, 2007, we engaged SP Corporate Services LLC to provide all of our executive, financial and administrative support service and personnel requirements and, as a result, no longer have any employees.

DUE TO THE ADOPTION OF OUR REDEPLOYMENT STRATEGY, THE INFORMATION APPEARING BELOW, WHICH RELATES TO PRIOR PERIODS, MAY NOT BE INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR ANY SUBSEQUENT PERIODS. THE THREE MONTHS ENDED MARCH 31, 2008 PRIMARILY REFLECT, AND FUTURE PERIODS PRIOR TO A REDEPLOYMENT OF OUR ASSETS ARE EXPECTED TO PRIMARILY REFLECT, GENERAL AND ADMINISTRATIVE EXPENSES AND TRANSACTION EXPENSES ASSOCIATED WITH THE CONTINUING ADMINISTRATION OF THE COMPANY AND ITS EFFORTS TO REDEPLOY ITS ASSETS.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to equity issuances. Additionally, the audit committee of our board of directors reviews these critical accounting estimates at least annually. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for certain judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The following accounting policies are significantly affected by the judgments and estimates we use in the preparation of our financial statements.

Impact of Equity Issuances on Operating Results

Equity issuances have historically had a material impact on our operating results. The equity issuances that have historically affected operating results to date include warrants granted to customers and suppliers, stock options granted to employees and consultants, stock issued in lieu of cash compensation to suppliers and re-priced stock options.

Our cost of revenue, operating expenses and interest expense were affected in prior years by charges related to warrants and options issued for services. Furthermore, some of our employee stock option transactions had resulted in deferred compensation, which was presented as a reduction of stockholders’ equity on our balance sheet and was amortized over the vesting period of the applicable options using the graded vesting method.

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

RESULTS OF OPERATIONS

Revenue

Effective December 31, 2006, we ceased all customer service operations. Accordingly, there were no revenues recognized for the three months ended March 31, 2008 and 2007.

Non-Cash Charges Related to Equity Issuances

During the three months ended March 31, 2008 and 2007, we recorded $8,000 and $10,000, respectively, of non-cash charges related to equity issuances. The charges relate to the adoption of SFAS No. 123(R).

Cost of Revenue

There was no cost of revenue for the three months ended March 31, 2008 and 2007 as we closed our customer service business effective December 31, 2006.

Research and Development Expenses

Research and development expenses were nil for the three months ended March 31, 2008 and 2007, respectively. We discontinued all research and development in connection with our announcement in September 2004 that we were terminating all employees and discontinuing our products. We do not expect to incur research and development costs unless and until we acquire new operating businesses.

Sales and Marketing Expenses

Sales and marketing expenses were nil for the three months ended March 31, 2008 and 2007, respectively. With our announcement in September 2004 that we were terminating all employees and were discontinuing our products, we have ceased essentially all ongoing sales and marketing efforts. We do not expect to incur sales and marketing costs unless and until we acquire new operating businesses.

General and Administrative Expenses

General and administrative expenses were $178,000 and $197,000 for the three months ended March 31, 2008 and 2007, respectively. With our announcement in September 2004 that we were terminating all employees and discontinuing our products, our general and administrative efforts have been focused on restructuring activities, the evaluation of strategic alternatives, as well as the activities related to identifying and acquiring profitable business operations. General and administrative costs for the three months ended March 31, 2008 and 2007 consisted of costs contractors, legal and accounting services, insurance and office expenses. General and administrative expenses should remain at approximately the levels reported in the three months ended March 31, 2008 for the quarter ending June 30, 2008.

Interest Income and Other Income (Expense)

For the three months ended March 31, 2008 and 2007, interest income and other income was $230,000 and $291,000, respectively. The decrease from March 31, 2007 to March 31, 2008 is due to lower interest rates during the first quarter of 2008 as compared to 2007.

Income Tax Provision

Provisions for income taxes were nil for the three months ended March 31, 2008 and 2007, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have adopted a strategy of seeking to enhance stockholder value by pursuing opportunities to redeploy our assets through an acquisition of one or more operating business with existing or prospective taxable earnings that can be offset by use of our net operating loss carry-forwards ("NOLs"). We believe that we possess sufficient liquidity and capital resources to fund our operations and working capital requirements for at least the next 12 months. However, our redeployment of assets strategy raises substantial doubt as to our ability to continue as a going concern.

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

Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments were $23.1 million at March 31, 2008 and December 31, 2007, respectfully.

Operating Activities

We used $35,000 in cash from operations for the three months ended March 31, 2008 as compared to generating $38,000 in cash for operations for the three months ended March 31, 2007. The decrease in 2008 is due primarily to lower net income in 2008.

Investing Activities

We utilized $4.3 million in cash in the three months ended March 31, 2008 as compared to generating $2.7 million in cash during the three months ended March 31, 2007 due to an increase in purchasing of short term investments. There were no capital expenditures in the three months ended March 31, 2008 or 2007, respectively.

Financing Activities

There were no significant financing activities in the three months ended March 31, 2008 or 2007, respectively.

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

At March 31, 2008, we had $23.1 million in cash and short-term investments. We believe we possess sufficient liquidity and capital resources to fund our operations and working capital requirements for at least the next 12 months.

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

A sensitivity analysis was performed on our investment portfolio as of March 31, 2008 based on a modeling technique that measures hypothetical fair market value changes that would result from a parallel shift in the yield curve of plus 100 basis points. Based on this analysis, a hypothetical 100 basis point increase in interest rates would result in a $48,000 decrease in the fair value of our investments in debt securities as of March 31, 2008.

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

Changes in Internal Controls. With respect to the most recently completed fiscal quarter, there have been no changes to our internal controls which have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the Court for approval. On August 31, 2005, the Court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints and moved for class certification in the six focus cases. Defendants moved to dismiss the amended complaints and have opposed class certification. On March 26, 2008, the Court denied the defendants’ motion to dismiss the amended complaints.  It is uncertain whether there will be any revised or future settlement.

On October 9, 2007, a purported CoSine shareholder filed a complaint for violation of Section 16(b) of the Securities Exchange Act of 1934, which prohibits short-swing trading, against the Company's IPO underwriters. The complaint, Vanessa Simmonds v. The Goldman Sachs Group, et al., Case No. C07-1629, filed in the District Court for the Western District of Washington, seeks the recovery of short-swing profits. The Company is named as a nominal defendant. No recovery is sought from the Company. The plaintiff, Vanessa Simmonds, has filed similar lawsuits in the District Court for the Western District of Washington alleging short-swing trading in the stock of 54 other companies.

In the ordinary course of business, we are involved in disputes and legal proceedings involving contractual obligations, employment relationships, and other matters. Except as described above, we do not believe there are any pending or threatened disputes or legal proceedings that will have a material impact on our financial position or results of operations.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2007. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

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

Exhibit Index on page 20.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSINE COMMUNICATIONS, INC.

	By:	/s/ Terry R. Gibson
Terry R. Gibson
Dated: May 14, 2008	Chief Executive Officer and Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

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