Form 10-Q
period 2008-06-30
COSINE COMMUNICATIONS INC
filed 2008-08-12
CIK 1060824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

________________

FORM 10-Q
________________

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐

Non accelerated filer ☐ (Do not check if a smaller reporting company)	Small reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

There were 10,090,635 shares of the Registrant’s Common Stock, par value $.0001, outstanding on August 8, 2008.

COSINE COMMUNICATIONS, INC.

FORM 10-Q

Quarter ended June 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

COSINE COMMUNICATIONS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except for par value and share data)

	June 30, 2008	December 31, 2007[1]
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,891	$12,709
Short-term investments	13,306	10,410
Accounts receivable - other	72	73
Prepaid expenses and other current assets	22	36
Total current assets	23,291	23,228
Long term deposit and other	3	3
	$23,294	$23,231

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$268	$204
Accrued other liabilities	18	97
Total current liabilities	286	301

Stockholders' equity:
Preferred stock, 3,000,000 authorized, none issued and outstanding	—	—
Common stock, $.0001 par value, 22,000,000 shares authorized; 10,090,635 shares issued and outstanding at June 30, 2008 and December 31, 2007	1	1
Additional paid-in capital	539,042	539,026
Accumulated other comprehensive income	3	15
Accumulated deficit	(516,038)	(516,112)
Total stockholders' equity	23,008	22,930
	$23,294	$23,231

See accompanying notes to condensed financial statements.

________________________________

(1)The information in this column was derived from the Company's audited financial statements for the year ended December 31, 2007.

COSINE COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Product	$—	$—	$—	$—
Service	—	—	—	—
Total revenue	—	—	—	—
Cost of revenue	—	—	—	—
Gross profit (loss)	—	—	—	—

Operating expenses:
Research and development	-	-	-	-
Sales and marketing	-	-	-	-
General and administrative[1]	145	170	322	367
Total operating expenses	145	170	322	367

Loss from operations	(145)	(170)	(322)	(367)

Interest income and other	167	292	396	583

Income before income tax provision	22	122	74	216

Income tax provision	-	-	-	-

Net income	$22	$122	$74	$216

Basic net income per share	$0.00	$0.01	$0.01	$0.02

Diluted net income per share	$0.00	$0.01	$0.01	$0.02

Shares used in computing per share amounts:

Basic	10,091	10,091	10,091	10,091

Diluted	10,094	10,122	10,091	10,122

See accompanying notes to condensed financial statements.

 (1) General and administrative expenses include non-cash charges related to equity issuances of $9 and $16, for the three month and six month periods ended June 30, 2008, respectively. General and administrative expenses include non-cash charges related to equity issuances of $9 and $19 for the three month and six month periods ended June 30, 2007, respectively.

COSINE COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Operating activities:
Net income	74	$216
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	16	19
Change in operating assets and liabilities:
Accounts receivable, trade	—	55
Other receivables	1	(15)
Prepaid expenses and other current assets	14	30
Other assets	—	(3)
Accounts payable	64	(144)
Accrued other liabilities	(79)	(147)
Net cash provided by operating activities	90	11

Investing activities:
Purchase of short-term investments	(19,191)	(19,721)
Proceeds from sales and maturities of short-term investments	16,283	19,029
Net cash used in investing activities	(2,908)	(692)

Net decrease in cash and cash equivalents	(2,818)	(681)
Cash and cash equivalents at the beginning of the period	12,709	5,207
Cash and cash equivalents at the end of the period	$9,891	$4,526

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

The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, at June 30, 2008, we have an accumulated deficit of $516 million. Our current redeployment of assets strategy and the termination of our employees, discontinuance of production activities and cessation of our customer support offerings and service capabilities raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects relating to the recoverability and classification of the recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

The unaudited condensed financial statements have been prepared by us pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X and include the accounts of CoSine Communications, Inc. ("CoSine" or the "Company"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted pursuant to the Securities Exchange Commission’s rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year. The condensed balance sheet at December 31, 2007 has been derived from the audited financial statements as of that date. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2007.

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

 Impact of the Adoption of SFAS No. 123 (R)

The effect of recording stock-based compensation for the three and six months ended June 30, 2008 was $9,000 and $16,000, respectively, which consisted of stock based compensation related to employee stock options. The effect of recording stock-based compensation for the three and six months ended June 30, 2007 was $9,000 and $19,000, respectively, which consisted of stock based compensation related to employee stock options. As of June 30, 2008 we had an unrecorded deferred stock compensation balance related to stock options of approximately $58,000 before estimated forfeitures. SFAS No. 123 (R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on our analysis of historical experience and review of current option holders, we have assumed an annual forfeiture rate of 2.5% for our options. Accordingly, as of June 30, 2008, we estimated that the stock-based compensation for the awards not expected to vest was approximately $1,000 and therefore, the unrecorded deferred stock-based compensation balance related to stock options was adjusted to approximately $57,000 after estimated forfeitures. This amount will be recognized over an estimated weighted average amortization period of 1.65 years.

During the six months ended June 30, 2008 there were stock option grants for 8,000 shares, with an exercise price of $2.65 per share, the market price of the stock at the date of the grant, and there were no options exercised or cancelled. During the six months ended June 30, 2007, there were stock option grants for 6,000 shares, with an exercise price of $3.50 per share, the market price of the stock at the date of the grant, and there were no options exercised, cancelled or expired.

    Valuation Assumptions

The fair value of our options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	0.36	0.40	0.36	0.40
Risk free interest rate	3.37%	4.89%	3.37%	4.89%
Expected life	6.25 years	6.25 years	6.25 years	6.25 years

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

Stock activity under the Stock Option Plans was as follows (in thousands, except per share data):

	Shares Available for Grant	Shares	Weighted- Average Price Per Share
Balance as of December 31, 2007	2,828	153	$7.52
Granted	8	8	2.65
Exercised	—	—	—
Canceled	—	—	—
Balance as of June 30, 2008	2,820	161	$7.28

The following table summarizes information concerning options outstanding and exercisable at June 30, 2008 (in thousands, except per share data):

	Options Outstanding
		Weighted-		Options Exercisable
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of	Of	Contractual	Exercise	Of	Exercise
Exercise Prices	Shares	Life (Years)	Price	Shares	Price
$2.15	8	7.3	$2.15	4	$2.15
$2.40	4	7.6	2.40	-	-
$2.45	6	8.2	2.45	-	-
$2.60	100	7.5	2.60	83	2.60
$2.65	8	9.9	2.65	-	-
$3.50	6	9.1	3.50	-	-
$5.20	4	5.1	5.20	4	5.20
$6.96	12	5.6	6.96	12	6.96
$8.80	4	4.1	8.80	4	8.80
$22.30	4	3.2	22.30	4	22.30
$120.00	5	2.4	120.00	5	120.00
$2.15-120.00	161	7.15	$7.28	116	$9.06

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

Generally, a maximum obligation is not explicitly stated. Because the obligated amounts associated with this type of agreement are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, we have not been obligated to make payments for these obligations, and no liabilities have therefore been recorded for these obligations on the Company’s balance sheet as of June 30, 2008.

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

Our unconditional purchase obligations relate to executive, financial and administrative support services and personnel provided by SP Corporate Services LLC under an agreement which became effective as of July 1, 2007 (the "Services Agreement"). Under the Services Agreement, we pay SP Corporate Services LLP a monthly fee of $17,000 in exchange for SP Corporate Services LLC’s services and personnel. The Services Agreement has a term of one year and automatically renews for successive one year periods unless otherwise terminated by either party. The Services Agreement was renewed as of July 1, 2008 for an additional one year term.

3. BALANCE SHEET DETAILS

Cash

At June 30, 2008, we had deposits with a financial institution that may exceed the amount of insurance provided on such deposits.

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

     The following table summarizes our financial assets measured at fair value on a recurring basis in accordance with SFAS No. 157 as of June 30, 2008 (in thousands):

		Significant Other
	Balance as of	Observable Inputs
	June 30, 2008	(Level 1)
Assets:
Cash equivalents:
Commercial paper	$7,214	$7,214
Money market funds	2,507	2,507
	$9,721	$9,721

Short-term investments:
Corporate obligations	$4,324	$4,324
U.S governmental agency notes	963	963
Money market funds	8,019	8,019
	$13,306	$13,306

Liabilities:	—	—

     Our financial assets are valued using market prices on active markets (level 1). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. At June 30, 2008 we did not have any assets with instrument valuations which are not obtained from readily-available pricing sources for comparable instruments (level 2) or assets without observable market values that would require a high level of judgment to determine fair value (level 3).

4. NET INCOME PER COMMON SHARE

Basic net income per share is calculated based on the weighted average number of common shares outstanding during the periods presented. Diluted net loss per share gives effect to the dilutive effect of common stock equivalents consisting of stock options and warrants (calculated using the treasury stock method) and convertible preferred stock.

The following table presents the calculation of basic and diluted net income per share for each year (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net income	$22	$122	$74	$216
Basic and diluted:
Weighted-average shares of common stock outstanding	10,091	10,091	10,091	10,091
Add: effect of dilutive securities - stock options	3	31	0	31
Weighted-average shares used in diluted net income per share	10,094	10,122	10,091	10,122
Basic and diluted net income (loss) per share	$0.00	$0.01	$0.01	$0.02

Basic net income per common share is calculated based on the weighted-average number of common shares outstanding during the periods presented.

5. COMPREHENSIVE INCOME

The components of comprehensive income are shown below, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net income	$22	$122	$74	$216
Other comprehensive income (loss):
Unrealized gains (loss) on investments	(12)	-	(12)	-
Currency translation adjustment	-	-	-	-
Total other comprehensive income (loss)	(12)	-	(12)	-
Comprehensive income	$10	$122	$62	$216

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

7. TRANSACTIONS WITH RELATED PERSONS

In efforts to reduce our operating expenses, on June 15, 2007, the board of directors approved an agreement (the “Services Agreement”) with SP Corporate Services, LLC (“SP”) pursuant to which SP provides us, on a non-exclusive basis, a full range of executive, financial and administrative support services and personnel, including the services of a Chief Executive Officer, Chief Financial Officer, Secretary, Principal Executive Officer and Principal Accounting Officer, maintenance of our corporate office and records, periodic reviews of transactions in our stock to assist in preservation of our NOLs, and related executive, financial, accounting and administrative support services. The Service Agreement became effective as of July 1, 2007. Under the Services Agreement, we pay SP a monthly fee of $17,000 in exchange for SP's services. SP is responsible for compensating and providing all applicable employment benefits to any SP personnel in connection with providing services under the Services Agreement. We reimburse SP for reasonable and necessary business expenses of ours incurred by SP, and we are responsible for payment of fees related to audit, tax, legal, stock transfer, insurance broker, investment advisor and banking services provided to us by third party advisors. The Services Agreement has a term of one year and automatically renews for successive one year periods unless otherwise terminated by either party. The Services Agreement is also terminable by us upon the death of Terry R. Gibson or his resignation as our Chief Executive Officer, Chief Financial Officer or Secretary of the Company. Under the Services Agreement, SP and its personnel are entitled to the same limitations on liability and indemnity rights available under our charter documents to any other person performing such services for us. During the six months ended June 30, 2008, we incurred $102,000 for services performed by SP under the Services Agreement. The Services Agreement was renewed as of July 1, 2008 for an additional one year term.

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

DUE TO THE ADOPTION OF OUR REDEPLOYMENT STRATEGY, THE INFORMATION APPEARING BELOW, WHICH RELATES TO PRIOR PERIODS, MAY NOT BE INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR ANY SUBSEQUENT PERIODS. THE SIX MONTHS ENDED JUNE 30, 2008 PRIMARILY REFLECT, AND FUTURE PERIODS PRIOR TO A REDEPLOYMENT OF OUR ASSETS ARE EXPECTED TO PRIMARILY REFLECT, GENERAL AND ADMINISTRATIVE EXPENSES AND TRANSACTION EXPENSES ASSOCIATED WITH THE CONTINUING ADMINISTRATION OF THE COMPANY AND ITS EFFORTS TO REDEPLOY ITS ASSETS.

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

RESULTS OF OPERATIONS

Revenue

Effective December 31, 2006, we ceased all customer service operations. Accordingly, there were no revenues recognized for the six months ended June 30, 2008 and 2007.

Non-Cash Charges Related to Equity Issuances

During the six months ended June 30, 2008 and 2007, we recorded $16,000 and $19,000 respectively, of non-cash charges related to equity issuances. The charges relate to the adoption of SFAS No. 123(R).

Cost of Revenue

There was no cost of revenue for the six months ended June 30, 2008 and 2007 as we closed our customer service business effective December 31, 2006.

Research and Development Expenses

Research and development expenses were nil for the six months ended June 30, 2008 and 2007, respectively. We discontinued all research and development in connection with our announcement in September 2004 that we were terminating all employees and discontinuing our products. We do not expect to incur research and development costs unless and until we acquire new operating businesses.

Sales and Marketing Expenses

Sales and marketing expenses were nil for the six months ended June 30, 2008 and 2007, respectively. With our announcement in September 2004 that we were terminating all employees and were discontinuing our products, we have ceased essentially all ongoing sales and marketing efforts. We do not expect to incur sales and marketing costs unless and until we acquire new operating businesses.

General and Administrative Expenses

General and administrative expenses were $322,000 and $367,000 for the six months ended June 30, 2008 and 2007, respectively. With our announcement in September 2004 that we were terminating all employees and discontinuing our products, our general and administrative efforts have been focused on restructuring activities, the evaluation of strategic alternatives, as well as the activities related to identifying and acquiring profitable business operations. General and administrative costs for the six months ended June 30, 2008 and 2007 consisted of costs of our contractors, legal and accounting services, insurance and office expenses. General and administrative expenses should remain at approximately the levels reported in the three months ended June 30, 2008 for the quarter ending September 30, 2008.

Interest Income and Other Income (Expense)

For the six months ended June 30, 2008 and 2007, interest income and other income was $396,000 and $583,000 respectively. The decrease from June 30, 2007 to June 30, 2008 is due to lower interest rates during the first half of 2008 as compared to 2007.

Income Tax Provision

Provisions for income taxes were nil for the six months ended June 30, 2008 and 2007, respectively.

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

Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments were $23.2 million and $23.1 million at June 30, 2008 and December 31, 2007, respectively.

Operating Activities

We generated $90,000 in cash from operations for the six months ended June 30, 2008 as compared to generating $11,000 in cash from operations for the six months ended June 30, 2007. The increase in 2008 is due primarily to a decrease in accounts payable payments compared to 2007.

Investing Activities

We utilized $2.9 million in cash in the six months ended June 30, 2008 as compared to utilizing $0.7million in cash during the six months ended June 30, 2007 due to reduced proceeds from sale and maturities of short term investments. There were no capital expenditures in the six months ended June 30, 2008 or 2007, respectively.

Financing Activities

There were no significant financing activities in the six months ended June 30, 2008 or 2007, respectively.

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

At June 30, 2008, we had $23.2 million in cash and short-term investments. We believe we possess sufficient liquidity and capital resources to fund our operations and working capital requirements for at least the next 12 months.

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

A sensitivity analysis was performed on our investment portfolio as of June 30, 2008 based on a modeling technique that measures hypothetical fair market value changes that would result from a parallel shift in the yield curve of plus 100 basis points. Based on this analysis, a hypothetical 100 basis point increase in interest rates would result in a $53,000 decrease in the fair value of our investments in debt securities as of June 30, 2008.

Exchange Rate Sensitivity

Currently, all of our income and most of our expenses are denominated in U.S. dollars.

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

Changes in Internal Controls. With respect to the most recently completed fiscal quarter, there have been no changes to our internal controls over financial reporting which have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 8, 2008, we held our 2008 Annual Meeting of Stockholders at which one proposal was considered. We recommended that the stockholders vote for the proposal. The results of the matter considered and voted upon are as follow:

Proposal 1:	To elect a Board of Directors to hold office until our 2009 Annual Meeting of Stockholders.

Of the aggregate 9,386,714 shares represented in person or by proxy at the 2008 Annual Meeting of Stockholders, the shares were voted as follows:

	Nominee Donald Green Charles J. Abbe Jack L. Howard Terry R. Gibson	Votes For 8,467,103 8,467,103 8,441,643 8,466,985	Withheld 919,611 919,611 945,071 919,729

ITEM 6. EXHIBITS

Exhibit Index on page 20.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSINE COMMUNICATIONS, INC.

Date: August 11, 2008	By:	/s/ Terry R. Gibson
Terry R. Gibson Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

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