Form 10-Q
period 2008-09-30
COSINE COMMUNICATIONS INC
filed 2008-11-06
CIK 1060824

3

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

________________

FORM 10-Q
________________

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2008

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
Yes ☒ No ☐

There were 10,090,635 shares of the Registrant’s Common Stock, par value $.0001, outstanding on November 6, 2008.

COSINE COMMUNICATIONS, INC.

FORM 10-Q

Quarter ended September 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

COSINE COMMUNICATIONS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except for par value and share data)

	September 30, 2008	December 31, 2007[1]
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,551	$12,709
Short-term investments	17,489	10,410
Accounts receivable - other	80	73
Prepaid expenses and other current assets	46	36
Total current assets	23,166	23,228
Long term deposit	3	3
	$23,169	$23,231

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$227	$204
Accrued other liabilities	10	97
Total current liabilities	237	301

Stockholders' equity:
Preferred stock, 3,000,000 authorized, none issued and outstanding	—	—
Common stock, $.0001 par value, 22,000,000 shares authorized; 10,090,635 shares issued and outstanding at September 30, 2008 and December 31, 2007	1	1
Additional paid-in capital	539,051	539,026
Accumulated other comprehensive income (loss)	(84)	15
Accumulated deficit	(516,036)	(516,112)
Total stockholders' equity	22,932	22,930
	$23,169	$23,231

See accompanying notes to condensed financial statements.

(1)The information in this column was derived from the Company's audited financial statements for the year ended December 31, 2007.

COSINE COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Product	$—	$—	$—	$—
Service	—	—	—	—
Total revenue	—	—	—	—
Cost of revenue	—	—	—	—
Gross profit (loss)	—	—	—	—

Operating expenses:
Research and development	-	-	-	-
Sales and marketing	-	-	-	-
General and administrative[1]	169	175	492	542
Total operating expenses	169	175	492	542

Loss from operations	(169)	(175)	(492)	(542)

Interest income and other	171	302	568	885

Income before income tax provision	2	127	76	343

Income tax provision	-	-	-	-

Net income	$2	$127	$76	$343

Basic net income per share	$0.00	$0.01	$0.01	$0.03
Diluted net income per share	$0.00	$0.01	$0.01	$0.03
Shares used in computing per share amounts:
Basic	10,091	10,091	10,091	10,091
Diluted	10,093	10,114	10,093	10,118

See accompanying notes to condensed financial statements.
________________________________

 (1) General and administrative expenses include non-cash charges related to equity issuances of $9 and $25, for the three month and nine month periods ended September 30, 2008, respectively. General and administrative expenses include non-cash charges related to equity issuances of $10 and $29 for the three month and nine month periods ended September 30, 2007, respectively.

COSINE COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating activities:
Net income	$76	$343
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	25	29
Change in operating assets and liabilities:
Accounts receivable, trade	—	55
Other receivables	(7)	9
Prepaid expenses and other current assets	(10)	6
Other assets	—	(3)
Accounts payable	23	(80)
Accrued other liabilities	(87)	(189)
Net cash provided by operating activities	20	170

Investing activities:
Purchase of short-term investments	(28,962)	(22,236)
Proceeds from sales and maturities of short-term investments	21,784	23,118
Net cash provided by (used in) investing activities	(7,178)	882

Net increase (decrease) in cash and cash equivalents	(7,158)	1,052
Cash and cash equivalents at the beginning of the period	12,709	5,207
Cash and cash equivalents at the end of the period	$5,551	$6,259

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

The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, at September 30, 2008, we have an accumulated deficit of $516 million. Our current redeployment of assets strategy and the termination of our employees, discontinuance of production activities and cessation of our customer support offerings and service capabilities raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects relating to the recoverability and classification of the recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

The unaudited condensed financial statements have been prepared by us pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X and include the accounts of CoSine Communications, Inc. ("CoSine" or the "Company"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted pursuant to the Securities Exchange Commission’s rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year. The condensed balance sheet at December 31, 2007 has been derived from the audited financial statements as of that date. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2007.

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

Impact of the Adoption of SFAS No. 123 (R)

The effect of recording stock-based compensation for the three and nine months ended September 30, 2008 was $9,000 and $25,000, respectively, which consisted of stock based compensation related to employee stock options. The effect of recording stock-based compensation for the three and nine months ended September 30, 2007 was $10,000 and $29,000, respectively, which consisted of stock based compensation related to employee stock options. As of September 30, 2008, we had an unrecorded deferred stock compensation balance related to stock options of approximately $50,000 before estimated forfeitures. SFAS No. 123 (R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on our analysis of historical experience and review of current option holders, we have assumed an annual forfeiture rate of 2.5% for our options. Accordingly, as of September 30, 2008, we estimated that the stock-based compensation for the awards not expected to vest was approximately $1,000 and therefore, the unrecorded deferred stock-based compensation balance related to stock options was adjusted to approximately $49,000 after estimated forfeitures. This amount will be recognized over an estimated weighted average amortization period of 1.40 years.

During the nine months ended September 30, 2008, there were stock option grants for 8,000 shares, with an exercise price of $2.65 per share, the market price of the stock at the date of the grant, and there were no options exercised or cancelled. During the nine months ended September 30, 2007, there were stock option grants for 6,000 shares, with an exercise price of $3.50 per share, the market price of the stock at the date of the grant, and there were no options exercised, cancelled or expired.

Valuation Assumptions

The fair value of our options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	0.36	0.40	0.36	0.40
Risk free interest rate	3.3%	4.89%	3.3%	4.89%
Expected life	6.25 years	6.25 years	6.25 years	6.25 years

The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Expected volatility is based on the historical volatility of our common stock. The risk-free interest rates are taken from the Daily Federal Yield Curve Rates as of the grant dates as published by the Federal Reserve and represent the yields on actively traded treasury securities for terms equal to the expected term of the options. The expected term calculation is based on the observed historical option exercise behavior and post-vesting forfeitures of our former employees and an analysis of our existing option holders.

Stock activity under the Stock Option Plans was as follows (in thousands, except per share data):

	Shares Available for Grant	Shares	Weighted- Average Price Per Share
Balance as of December 31, 2007	2,828	153	$7.52
Granted	8	8	2.65
Exercised	—	—	—
Canceled	—	—	—
Balance as of September 30, 2008	2,820	161	$7.28

The following table summarizes information concerning options outstanding and exercisable at September 30, 2008 (in thousands, except per share data):

	Options Outstanding
		Weighted-		Options Exercisable
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of	Of	Contractual	Exercise	Of	Exercise
Exercise Prices	Shares	Life (Years)	Price	Shares	Price
$2.15	8	6.8	$2.15	6	$2.15
$2.40	4	7.1	2.40	-	-
$2.45	6	7.7	2.45	-	-
$2.60	100	7.0	2.60	83	2.60
$2.65	8	9.6	2.65	-	-
$3.50	6	8.6	3.50	-	-
$5.20	4	4.6	5.20	4	5.20
$6.96	12	4.8	6.96	12	6.96
$8.80	4	3.6	8.80	4	8.80
$22.30	4	2.7	22.30	4	22.30
$120.00	5	1.9	120.00	5	120.00
$2.15-120.00	161	6.65	$7.28	118	$8.94

Guarantees

We may enter into certain types of contracts that require that we indemnify parties against certain third party claims that may arise. These contracts primarily relate to certain agreements with our officers and directors, under which we may be required to indemnify such persons for liabilities arising out of their performance of services for us, (ii) contracts under which we may be required to indemnify customers against loss or damage to property or persons as a result of willful or negligent conduct by our employees or sub-contractors, (iii) contracts under which we may be required to indemnify customers against third party claims that our product infringes a patent, copyright or other intellectual property right and (iv) procurement or license agreements under which we may be required to indemnify licensors or vendors for certain claims that may be brought against them arising from our acts or omissions with respect to the supplied products or technology.

Generally, a maximum obligation is not explicitly stated. Because the obligated amounts associated with this type of agreement are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, we have not been obligated to make payments for these obligations, and no liabilities have therefore been recorded for these obligations on the Company’s balance sheet as of September 30, 2008.

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

On October 9, 2007, a purported CoSine shareholder filed a complaint for violation of Section 16(b) of the Securities Exchange Act of 1934, which prohibits short-swing trading, against the Company's IPO underwriters. The complaint, Vanessa Simmonds v. The Goldman Sachs Group, et al., Case No. C07-1629, filed in the District Court for the Western District of Washington, seeks the recovery of short-swing profits. The Company is named as a nominal defendant. No recovery is sought from the Company. The plaintiff, Vanessa Simmonds, has filed similar lawsuits in the District Court for the Western District of Washington alleging short-swing trading in the stock of 54 other companies. On July 25, 2008, a majority of the named issuer companies, including CoSine, jointly filed a motion to dismiss plaintiff's claims.

Even if the above claims are not successful, the litigation could result in substantial costs and divert management's attention and resources, which could adversely affect our business, results of operations and financial position.

In the ordinary course of business, we are involved in disputes and legal proceedings involving contractual obligations, employment relationships, and other matters. Except as described above, we do not believe there are any pending or threatened disputes or legal proceedings that will have a material impact on our financial position or results of operations.

We also have unconditional purchase obligations that relate to executive, financial and administrative support services and personnel provided by SP Corporate Services LLC under an agreement which became effective as of July 1, 2007 (the "Services Agreement"). Under the Services Agreement, we pay SP Corporate Services LLP a monthly fee of $17,000 in exchange for SP Corporate Services LLC’s services and personnel. The Services Agreement has a term of one year and automatically renews for successive one year periods unless otherwise terminated by either party. The Services Agreement was renewed as of July 1, 2008 for an additional one year term.

3. BALANCE SHEET DETAILS

Cash

At September 30, 2008, we had deposits with a financial institution that may exceed the amount of insurance provided on such deposits.

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

The following table summarizes our financial assets measured at fair value on a recurring basis in accordance with SFAS No. 157 as of September 30, 2008 (in thousands):

		Significant Other
	Balance as of	Observable Inputs
	September 30, 2008	(Level 1)
Assets:
Cash equivalents:
Commercial paper	$2,968	$2,968
Money market funds	2,534	2,534
	$5,502	$5,502

Short-term investments:
Corporate obligations	$5,399	$5,399
U.S governmental agency notes	2,469	2,469
Money market funds	9,621	9,621
	$17,489	$17,489

Our financial assets are valued using market prices on active markets (level 1). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. At September 30, 2008, we did not have any assets with instrument valuations which are not obtained from readily-available pricing sources for comparable instruments (level 2) or assets without observable market values that would require a high level of judgment to determine fair value (level 3).

The carrying amounts of certain of the Company’s financial instruments including cash, accounts receivable other and accounts payable approximate fair value due to their short maturities.

4. NET INCOME PER COMMON SHARE

Basic net income per share is calculated based on the weighted average number of common shares outstanding during the periods presented. Diluted net loss per share gives effect to the dilutive effect of common stock equivalents consisting of stock options and warrants (calculated using the treasury stock method) and convertible preferred stock.

The following table presents the calculation of basic and diluted net income per share for each year (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net income	$2	$127	$76	$343
Basic and diluted:
Weighted-average shares of common stock outstanding	10,091	10,091	10,091	10,091
Add: effect of dilutive securities – stock options	2	23	2	27
Weighted-average shares used in diluted net income per share	10,093	10,114	10,093	10,118
Basic and diluted net income per share	$0.00	$0.01	$0.01	$0.03

Basic net income per common share is calculated based on the weighted-average number of common shares outstanding during the periods presented.

5. COMPREHENSIVE INCOME

The components of comprehensive income are shown below, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net income	$2	$127	$76	$343
Other comprehensive income (loss):
Unrealized gains (loss) on investments	(87)	(2)	(99)	(2)
Currency translation adjustment	-	-	-	-
Total other comprehensive income (loss)	(87)	(2)	(99)	(2)
Comprehensive income (loss)	$(85)	$125	$(23)	$341

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

7. TRANSACTIONS WITH RELATED PERSONS

In efforts to reduce our operating expenses, on June 15, 2007, the board of directors approved an agreement (the “Services Agreement”) with SP Corporate Services, LLC (“SP”) pursuant to which SP provides us, on a non-exclusive basis, a full range of executive, financial and administrative support services and personnel, including the services of a Chief Executive Officer, Chief Financial Officer, Secretary, Principal Executive Officer and Principal Accounting Officer, maintenance of our corporate office and records, periodic reviews of transactions in our stock to assist in preservation of our NOLs, and related executive, financial, accounting and administrative support services. The Service Agreement became effective as of July 1, 2007. Under the Services Agreement, we pay SP a monthly fee of $17,000 in exchange for SP's services. SP is responsible for compensating and providing all applicable employment benefits to any SP personnel in connection with providing services under the Services Agreement. We reimburse SP for reasonable and necessary business expenses of ours incurred by SP, and we are responsible for payment of fees related to audit, tax, legal, stock transfer, insurance broker, investment advisor and banking services provided to us by third party advisors. The Services Agreement has a term of one year and automatically renews for successive one year periods unless otherwise terminated by either party. The Services Agreement is also terminable by us upon the death of Terry R. Gibson or his resignation as our Chief Executive Officer, Chief Financial Officer or Secretary of the Company. Under the Services Agreement, SP and its personnel are entitled to the same limitations on liability and indemnity rights available under our charter documents to any other person performing such services for us. During the nine months ended September 30, 2008, we incurred $153,000 for services performed by SP under the Services Agreement. The Services Agreement was renewed as of July 1, 2008 for an additional one year term.

SP is affiliated with Steel Partners II, L.P., our largest stockholder, by virtue of SP’s President, Warren Lichtenstein, serving as the sole managing member of Steel Partners GP LLC, the general partner of Steel Partners II, L.P. SP is a wholly owned subsidiary of Steel Partners Ltd., also controlled by Mr. Lichtenstein.

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

DUE TO THE ADOPTION OF OUR REDEPLOYMENT STRATEGY, THE INFORMATION APPEARING BELOW, WHICH RELATES TO PRIOR PERIODS, MAY NOT BE INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR ANY SUBSEQUENT PERIODS. THE NINE MONTHS ENDED SEPTEMBER 30, 2008 PRIMARILY REFLECT, AND FUTURE PERIODS PRIOR TO A REDEPLOYMENT OF OUR ASSETS ARE EXPECTED TO PRIMARILY REFLECT, GENERAL AND ADMINISTRATIVE EXPENSES AND TRANSACTION EXPENSES ASSOCIATED WITH THE CONTINUING ADMINISTRATION OF THE COMPANY AND ITS EFFORTS TO REDEPLOY ITS ASSETS.

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

RESULTS OF OPERATIONS

Revenue

Effective December 31, 2006, we ceased all customer service operations. Accordingly, there were no revenues recognized for the nine months ended September 30, 2008 and 2007.

Non-Cash Charges Related to Equity Issuances

During the nine months ended September 30, 2008 and 2007, we recorded $25,000 and $29,000 respectively, of non-cash charges related to equity issuances. The charges relate to the adoption of SFAS No. 123(R).

Cost of Revenue

There was no cost of revenue for the nine months ended September 30, 2008 and 2007 as we closed our customer service business effective December 31, 2006.

Research and Development Expenses

Research and development expenses were nil for the nine months ended September 30, 2008 and 2007, respectively. We discontinued all research and development in connection with our announcement in September 2004 that we were terminating all employees and discontinuing our products. We do not expect to incur research and development costs unless and until we acquire new operating businesses.

Sales and Marketing Expenses

Sales and marketing expenses were nil for the nine months ended September 30, 2008 and 2007, respectively. With our announcement in September 2004 that we were terminating all employees and were discontinuing our products, we have ceased essentially all ongoing sales and marketing efforts. We do not expect to incur sales and marketing costs unless and until we acquire new operating businesses.

General and Administrative Expenses

General and administrative expenses were $492,000 and $542,000 for the nine months ended September 30, 2008 and 2007, respectively. With our announcement in September 2004 that we were terminating all employees and discontinuing our products, our general and administrative efforts have been focused on restructuring activities, the evaluation of strategic alternatives, as well as the activities related to identifying and acquiring profitable business operations. General and administrative costs for the nine months ended September 30, 2008 and 2007 consisted of costs of our contractors, legal and accounting services, insurance and office expenses. General and administrative expenses should remain at approximately the levels reported in the three months ended September 30, 2008 for the quarter ending December 31, 2008.

Interest Income and Other

For the nine months ended September 30, 2008 and 2007, interest income and other income was $568,000 and $885,000 respectively. The decrease from September 30, 2007 to September 30, 2008 is due primarily to lower interest rates during 2008 as compared to 2007.

Income Tax Provision

Provisions for income taxes were nil for the nine months ended September 30, 2008 and 2007, respectively.

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

Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments were $23.0 million and $23.1 million at September 30, 2008 and December 31, 2007, respectively.

Operating Activities

We generated $20,000 in cash from operations for the nine months ended September 30, 2008 as compared to generating $170,000 in cash from operations for the nine months ended September 30, 2007. The decrease in 2008 is due primarily to a decrease in net income in 2008 resulting from lower interest rates, as compared to 2007.

Investing Activities

We utilized $7.2 million in cash in the nine months ended September 30, 2008 as compared to generating $0.9 million in cash during the nine months ended September 30, 2007 due to increased purchases of short-term investments during 2008. There were no capital expenditures in the nine months ended September 30, 2008 or 2007, respectively.

Financing Activities

There were no significant financing activities in the nine months ended September 30, 2008 and 2007, respectively.

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

At September 30, 2008, we had $23.0 million in cash and short-term investments. We believe we possess sufficient liquidity and capital resources to fund our operations and working capital requirements for at least the next 12 months.

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

A sensitivity analysis was performed on our investment portfolio as of September 30, 2008 based on a modeling technique that measures hypothetical fair market value changes that would result from a parallel shift in the yield curve of plus 100 basis points. Based on this analysis, a hypothetical 100 basis point increase in interest rates would result in a $67,000 decrease in the fair value of our investments in debt securities as of September 30, 2008.

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

In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the Court for approval. On August 31, 2005, the Court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints and moved for class certification in the six focus cases. Defendants moved to dismiss the amended complaints. On March 26, 2008, the Court denied the defendants’ motion to dismiss the amended complaints. It is uncertain whether there will be any revised or future settlement.

On October 9, 2007, a purported CoSine shareholder filed a complaint for violation of Section 16(b) of the Securities Exchange Act of 1934, which prohibits short-swing trading, against the Company's IPO underwriters. The complaint, Vanessa Simmonds v. The Goldman Sachs Group, et al., Case No. C07-1629, filed in the District Court for the Western District of Washington, seeks the recovery of short-swing profits. The Company is named as a nominal defendant. No recovery is sought from the Company. The plaintiff, Vanessa Simmonds, has filed similar lawsuits in the District Court for the Western District of Washington alleging short-swing trading in the stock of 54 other companies. On July 25, 2008, a majority of the named issuer companies, including CoSine, jointly filed a motion to dismiss plaintiff's claims.

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

COSINE COMMUNICATIONS, INC.

	By:	/s/ Terry R. Gibson
Terry R. Gibson
Dated: November 6, 2008		Chief Executive Officer and Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

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