Form 10-K
period 2008-12-31
COSINE COMMUNICATIONS INC
filed 2009-02-18
CIK 1060824

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒     No ☐

The aggregate market value of the voting and non voting common equity held by non-affiliates of the Registrant was $11,757,213 based on the number of shares held by non-affiliates as of February 12, 2009, and based on the reported last sale price of common stock on June 30, 2008, which is the last business day of the Registrant’s most recently completed second fiscal quarter. Shares of stock held by officers, directors and 5 percent or more stockholders have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 12, 2009, there were 10,090,635 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the Proxy Statement for our 2009 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.

COSINE COMMUNICATIONS, INC.

FORM 10-K
Year Ended December 31, 2008

TABLE OF CONTENTS

SAFE HARBOR STATEMENT UNDER
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K contains forward-looking statements.  We use words such as "anticipate," "believe," "plan," "expect," "future," "intend" and similar expressions to identify forward-looking statements.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.  Factors that might cause such a difference include, but are not limited to, failure to achieve revenue growth and profitability, our ability to identify and acquire new business operations, the time and costs required to identify and acquire new business operations, management and board interest in and distraction due to identifying and acquiring new business operations, and the reactions, either positive or negative, of investors and others to our strategic direction and to any specific business opportunity selected by us, all as are discussed in more detail in the section entitled "Risk Factors" on pages 7 to 10 of this report, as well as the other risk factors discussed in that section.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof.  We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.  Readers should carefully review the risk factors described in other documents that we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we file in fiscal year 2009.

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

Current Business

In July 2005 after discontinuing our product lines, we completed a comprehensive review of strategic alternatives, including a sale of the Company, a sale or licensing of intellectual property, a redeployment of our assets into new business ventures, or a winding-up and liquidation of the business and a return of capital.  Our board of directors approved a plan to enhance stockholder value by redeploying our existing assets and resources to identify and acquire one or more new business operations, while continuing to support our existing customers.  With the termination of our customer service operations effective December 31, 2006 our current business involves the redeployment of our existing assets to acquire one or more operating businesses with existing or prospective taxable earnings that can be offset by use of our NOLs.  No candidate for acquisition has yet been identified, and no assurance can be given that we will find suitable candidates, and if we do, that we will be able to utilize our existing NOLs.

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

In efforts to reduce our operating expenses while executing our redeployment strategy, on June 15, 2007, our board of directors approved an agreement (the “Services Agreement”) with SP Corporate Services, LLC (“SP”) pursuant to which SP provides us, on a non-exclusive basis, a full range of executive, financial and administrative support services and personnel, including the services of a Chief Executive Officer, Chief Financial Officer, Secretary, Principal Executive Officer, and Principal Accounting Officer, maintenance of our corporate office and records, periodic reviews of transactions in our stock to assist in preservation of our NOLs, and related executive, financial, accounting, and administrative support services. Under the Services Agreement, we pay SP a monthly fee of $17,000 in exchange for SP's services. SP is responsible for compensating and providing all applicable employment benefits to any SP personnel in connection with providing services under the Services Agreement. We reimburse SP for reasonable and necessary business expenses of ours incurred by SP, and we are responsible for payment of fees related to audit, tax, legal, stock transfer, insurance broker, investment advisor, and banking services provided to us by third party advisors. The Services Agreement has a term of one year and automatically renews for successive one year periods unless otherwise terminated by either party. The Services Agreement is also terminable by us upon the death of Terry R. Gibson or his resignation as our Chief Executive Officer, Chief Financial Officer or Secretary of the Company. Under the Services Agreement, SP and its personnel are entitled to the same limitations on liability and indemnity rights available under our charter documents to any other person performing such services for us. During fiscal year 2007, prior to the effectiveness of the Services Agreement, we incurred approximately $24,500 per month in performing the services which are to be performed by SP under the Services Agreement. The Service Agreement became effective as of July 1, 2007 and was renewed on July 1, 2008.

SP is affiliated with Steel Partners II, L.P., our largest stockholder, by virtue of SP’s President, Warren Lichtenstein, serving as the sole executive officer and managing member of Steel Partners, L.L.C., the general partner of Steel Partners II, L.P. SP is a wholly owned subsidiary of Steel Partners Ltd., also controlled by Mr. Lichtenstein.

Pursuant to the Services Agreement, Terry R. Gibson serves as our Chief Executive Officer, Chief Financial Officer, Secretary, Principal Executive Officer, and Principal Accounting Officer as an employee of SP.  SP is responsible for compensating Mr. Gibson, including providing him with all applicable employment benefits to which he may be entitled, for his serving as our Chief Executive Officer, Chief Financial Officer, Secretary, Principal Executive Officer, and Principal Accounting Officer and for any other services he may provide to us under the Services Agreement.

Prior Business

Until September 2004, we developed, marketed and sold a communications platform designed to enable carrier network service providers to rapidly deliver a portfolio of communications services to business and consumer customers.  We marketed our carrier network products through our direct sales force and through resellers to network service providers in Asia, Europe and North America.

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

Products, Services and Technology

Until late 2004, we were a supplier of network carrier products and services.  We formally discontinued our product lines in fiscal year 2004, sold the rights to our patent portfolio in March 2006, sold the remaining rights to our carrier network intellectual property in November 2006 and ceased all our customer support services as of December 31, 2006.

Customers

Effective December 31, 2006, we ceased all customer service operations.  During the year ended December 31, 2006, we recognized revenue from seven customers.  At December 31, 2007 and 2008, we had no customers.

Sales and Marketing

We ceased all sales and marketing activities in September 2004.  We had no sales and marketing employees at December 31, 2008.

Customer Service and Support

Beginning in the fourth quarter of fiscal 2004, we provided transition support services to our existing customers through a third party contractor.  We ceased providing customer support services effective December 31, 2006.  We had no employees in customer service and support at December 31, 2008.

Research and Development

We ceased all research and development activities in September 2004, other than to offer our existing customers transition support services, as provided by a third party contractor through December 31, 2006.   We had no employees in research and development at December 31, 2008.

We have not incurred any research and development expenses for the years ended December 31, 2008, 2007 and 2006, respectively.

Manufacturing

We ceased all manufacturing activities in December 2004 and had no employees in manufacturing at December 31, 2008.

Backlog

Historically, our backlog included purchase orders from customers with approved credit status, representing products and services we planned to deliver within 12 months, plus our then current balance of deferred revenue.  We had no backlog at December 31, 2008, 2007 and 2006.

Competition

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

Intellectual Property

In March 2006, we sold the rights to our patent portfolio for cash consideration of $180,000, retaining a royalty-free license allowing us to continue to use our former patent portfolio in support of our existing customers.  In November 2006, we sold the remaining intellectual property rights related to our carrier networking products and services for consideration of $80,000, retaining rights to support our existing customers through December 31, 2006.  We ceased providing customer support services effective December 31, 2006.

Employees

We had no employees at December 31, 2008.

Executive Officers of the Registrant

Terry R. Gibson, 55, has served as our Chief Executive Officer since January 16, 2005, as our Secretary since September 23, 2004, and as our Executive Vice President and Chief Financial Officer since joining us in 2002.  Mr. Gibson is a Managing Director of SP, an affiliate of Steel Partners II, L.P., our largest shareholder.  Pursuant to a service agreement between the Company and SP, effective July 1, 2007, Mr. Gibson terminated his employment with us and joined SP as a Managing Director, however, he continues to serve as our Chief Executive Officer, Chief Financial Officer, Secretary, Principal Executive Officer, and Principal Accounting Officer as an employee of SP.  Prior to joining us, Mr. Gibson served as Chief Financial Officer of Calient Networks, Inc. from May 2000 to December 2001.  He served as Chief Financial Officer of Ramp Networks, Inc. from March 1999 to May 2000 and as Chief Financial Officer of GaSonics, International, from June 1996 through March 1999.  He has also served as Vice President and Corporate Controller of Lam Research Corporation from February 1991 through June 1996.  Mr. Gibson holds a B.S. in Accounting from the University of Santa Clara.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, are available, free of charge, on our Investor Relations web site at www.cosinecom.com/investorrelations.aspx as soon as practicable after  such materials are filed with or furnished to the Securities Exchange Commission.  The information posted on our web site is not incorporated into this Annual Report.

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

In July 2005, we approved a plan to redeploy our existing resources to identify and acquire one or more new business operations. In March 2006, we sold the rights to our patent portfolio, and in November 2006, we sold the remaining intellectual property rights related to our carrier network equipment products and services. In December 2006, we discontinued our customer service business. If we are not successful in executing our redeployment strategy we will continue to incur operating losses and negative cash flow and may at some point decide to liquidate and return the net proceeds to our stockholders. In the case of a liquidation or bankruptcy, we would need to hold back or distribute assets to cover liabilities before paying stockholders, which may therefore reduce or delay the proceeds that stockholders may receive for their ownership in us. However, we believe we have adequate cash resources to continue to realize our assets and discharge our liabilities as a company through 2009.

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

None.

Item 2.  Properties

We lease approximately 1,000 square feet of office space in Los Gatos, California under an operating lease.   Effective July 1, 2007 our lease payments are made by SP, an affiliated company, in connection with a management services agreement.

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

On December 5, 2006, the Court of Appeals for the Second Circuit reversed the court's October 2004 order certifying a class in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement.  Plaintiffs have filed amended master allegations and amended complaints in the six focus cases, which the defendants in those cases have moved to dismiss.   On March 26, 2008, the Court largely denied the defendants’ motion to dismiss the amended complaints. It is uncertain whether there will be any revised or future settlement.   If we are not successful in our defense of this lawsuit, we could be forced to make significant payments to the plaintiffs and their lawyers, and such payments could have a material adverse effect on our business, financial condition, and results of operations if not covered by our insurance carrier.

On October 9, 2007, a purported CoSine shareholder filed a complaint for violation of Section 16(b) of the Securities Exchange Act of 1934, which prohibits short-swing trading, against the Company's IPO underwriters.   The complaint, Vanessa Simmonds v. The Goldman Sachs Group, et al., Case No. C07-1629, filed in the District Court for the Western District of Washington, seeks the recovery of short-swing profits.  The Company is named as a nominal defendant.  No recovery is sought from the Company.  The plaintiff, Vanessa Simmonds, has filed similar lawsuits in the District Court for the Western District of Washington alleging short-swing trading in the stock of 54 other companies.  On July 25, 2008, a majority of the named issuer companies, including CoSine, jointly filed a motion to dismiss plaintiff's claims. The motion to dismiss was heard on January 16, 2009, and we are awaiting a ruling.

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

The following table sets forth the high and low sales price of our common stock in the years ended December 2008 and 2007.  Our common stock was de-listed from NASDAQ National Market System on June 15, 2005.  The following table sets forth the range of high and low bid information of our common stock.  The high and low bid quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

	High	Low
2007
First quarter	$3.75	$2.94
Second quarter	$3.70	$3.32
Third quarter	$3.57	$2.86
Fourth quarter	$2.96	$2.46
2008
First quarter	$2.75	$2.20
Second quarter	$2.85	$2.40
Third quarter	$2.70	$2.45
Fourth quarter	$2.35	$1.55

Stockholders

According to the records of our transfer agent, at February 12, 2009 we had approximately 345 shareholders of record.  The majority of our shares are held in approximately 2,800 customer accounts held by brokers and other institutions on behalf of stockholders.

Dividends

To date, we have not declared or paid any cash dividends on our common stock.  Our current policy is to retain future earnings, if any, for use in the operations, and we do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes equity compensation plans that were approved and not approved by the stockholders as of December 31, 2008:

EQUITY COMPENSATION PLAN INFORMATION

	Number of Securities				Number of Securities
	to be Issued Upon		Weighted-Average		Remaining Available for
	Exercise of Outstanding		Exercise Price of		Future Issuance Under
	Options, Warrants and		Outstanding Options,		Equity Compensation
Plan category	Rights		Warrants and Rights		Plans (1)

Equity compensation plans approved by stockholders	161,000	(2)	$7.28	(2)	1,922,735	(3)
Equity compensation plans not approved by stockholders (4)	—		—		893,990

Total	161,000		$7.28		2, 816,725

(1)	These numbers exclude shares listed under the column heading "Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights."
(2)
Includes 5,000 shares subject to outstanding options under the 1997 Stock Plan, 112,000 shares subject to outstanding options under the 2000 Stock Plan, and 44,000 shares subject to outstanding options under the Director Plan.

(3)	Includes 1,918,735 shares available for future issuance under the 2000 Stock Plan, and 4,000 shares available for future issuance under the Director Plan.
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

Item 6.  Selected Financial Data

The selected financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes. The selected statements of operations data for the years ended December 31, 2008, 2007 and 2006 and the selected balance sheet data as of December 31, 2008 and 2007, are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Annual Report on Form 10-K.  The selected statements of operations data for the fiscal years ended prior to December 31, 2006, and the selected balance sheet data prior to December 31, 2007, are derived from our audited financial statements that are not included in this Annual Report on Form 10-K.  The historical results presented below are not necessarily indicative of future results.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Statements of Operations Data:
Revenue	$—	$—	$1,361	$3,315	$9,675
Cost of revenue	—	—	1,663	2,049	7,086
Gross profit (loss)	—	—	(302)	1,266	2,589
Operating expenses:
Research and development	—	—	—	103	15,078
Sales and marketing	—	—	—	105	10,052
General and administrative	721	781	1,316	3,227	6,064
Restructuring and impairment charges	—	—	—	(91)	8,909
Total operating expenses	721	781	1,316	3,344	40,103
Loss from operations	(721)	(781)	(1,618)	(2,078)	(37,514)
Other income (expense):
Interest income	678	1,180	1,101	678	489
Interest expense	—	—	(4)	—	(3)
Other	28	—	918	(46)	(276)
Total other income	706	1,180	2,015	632	210
Income (loss) before income tax provision (benefit)	(15)	399	397	(1,446)	(37,304)
Income tax provision (benefit)	—	(17)	(52)	(228)	33
Net income (loss)	$(15)	$416	$449	$(1,218)	$37,337)
Basic net income (loss) per common share	$0.00	$0.04	$0.04	$(0.12)	$(3.70)
Diluted net income (loss) per common share	$0.00	$0.04	$0.04	$(0.12)	$(3.70)
Shares used in computing basic net income (loss) per common share	10,091	10,091	10,091	10,094	10,082
Shares used in computing diluted net income (loss) per common share	10,091	10,115	10,096	10,094	10,082

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$23,152	$23,119	$22,857	$23,166	$24,913
Working capital	23,019	22,927	22,477	22,353	23,214
Total assets	23,282	23,231	23,036	23,840	27,823
Total stockholders’ equity	23,022	22,930	22,477	22,603	23,364

Quarterly financial information (unaudited):

	2008				2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
Revenue	$—	$—	$—	$—	$—	$—	$—	$—
Gross profit (loss)	—	—	—	—	—	—	—	—
Net income (loss)	$53	$22	$2	$(92)	$94	$122	$127	$73
Basic and diluted net income (loss) per share	$0.01	$0.00	$0.00	$(.01)	$0.01	$0.01	$0.01	$0.01

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

Due to the adoption of our redeployment strategy, the information appearing below, which relates to prior periods, may not be indicative of the results that may be expected for any subsequent periods.  The year ended December 31, 2008 primarily reflects, and future periods prior to a redeployment of our assets are expected to primarily reflect, general and administrative expenses and transaction expenses associated with the continuing administration of the Company and its efforts to redeploy its assets.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, inventory valuation, long-lived assets, warranties and equity issuances.  Additionally, the audit committee of our board of directors reviews these critical accounting estimates at least annually.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  These estimates form the basis for certain judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

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

Through December 31, 2006, our business consisted primarily of customer service revenue.  We recorded revenue as earned for customer service revenue once we satisfied ourselves that collection from the customer were probable.  If we could not satisfy ourselves that collection was probable, we deferred revenue recognition until we collected payment.

Fair Value Measurements

      Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (“SFAS No. 157”) to measure the fair value of our financial assets and financial liabilities.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

       SFAS No. 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  The three levels of the fair value hierarchy under SFAS No. 157 are described below:
Level 1:  Quoted prices (unadjusted) in active markets for identical assets or liabilities.  We used Level 1 assumptions for our cash and cash equivalents and short term investments, which are traded in an active market.  The valuations are based on quoted prices that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.
Level 2:  Directly or indirectly observable market based inputs used in models or other valuation methodologies.  As of December 31, 2008, we did not have any Level 2 financial assets or liabilities.
Level 3: Unobservable inputs that are supported by little or no market data and require the use of significant management judgment.  As of December 31, 2008, we did not have any Level 3 financial assets or liabilities.

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

Income Taxes

We account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB statement 109, on January 1, 2007.  This Interpretation clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in our financial statements.  The Interpretation also provides guidance for the measurement and classification of tax positions, interest and penalties, and requires additional disclosure on an annual basis.  The cumulative effect of the change had no impact on the balance sheet or statement of operations. Following implementation, the ongoing recognition of changes in measurement of uncertain tax positions will be reflected as a component of income tax expense. Interest and penalties incurred associated with unresolved income tax positions will continue to be included in other income (expense).

RESULTS OF OPERATIONS

Revenue

We ceased all customer operations on December 31, 2006.  In 2005 and 2006, our revenues were earned primarily from our customer service contracts.  We recognized product revenue at the time of shipment or delivery (depending on shipping terms), assuming that persuasive evidence of an arrangement existed, the sales price was fixed or determinable and collection was probable, unless we had future obligations for installation or require customer acceptance, in which case revenue was deferred until these obligations were met.  Our product incorporated software that was not incidental to the related hardware and, accordingly, we recognized revenue in accordance with the American Institute of Certified Public Accountants issued Statement of Position 97-2 “Software Revenue Recognition.”  For arrangements that included the delivery of multiple elements, the revenue was allocated to the various products based on “vendor-specific objective evidence” (VSOE) of fair value.  We established VSOE based on either the price charged for the product when the same product was sold separately or for products not yet sold separately, based on the list prices of such products individually established by management with the relevant authority to do so.

Revenue from perpetual software licenses was recognized upon shipment or acceptance, if required.  Revenue from one-year term licenses was recognized on a straight-line basis over the one-year license term.  Post-delivery technical support, such as on-site service, phone support, parts and access to software upgrades, when and if available, was provided under separate support services agreements.  In cases where the support services were sold as part of an arrangement including multiple elements, we allocated revenue to the support service based on the VSOE of the service and recognized it on a straight-line basis over the service period.  Revenue from consulting and training services was recognized as the services were provided.

Amounts billed in excess of revenue recognized were included as deferred revenue in the accompanying balance sheets.

Revenue from customers by geographic region for the years ended December 31, 2008, 2007 and 2006 was as follows, in thousands:

	2008	%	2007	%	2006	%
North America	$—	—	$—	—	$1,211	89%
Asia/Pacific	—	—	—	—	—	—
Europe	—	—	—	—	150	11%
Total revenue	$—	—	$—	—	$1,361	100%

Hardware, software and service revenue for the years ended December 31, 2008, 2007, and 2006 was as follows, in thousands:

	2008	%	2007	%	2006	%
Hardware	$—	—	$—	—	$—	—
Software	—	—	—	—	—	—
Service	—	—	—	—	1,361	100%

Total revenue	$—	—	$—	—	$1,361	100%

        We had no revenue in 2008 or 2007, as we discontinued all service offerings at December 31, 2006.

In 2006, all of our revenue was earned from our customer service contracts.  The decline in revenue as compared to the prior year is due to the fact that our customers continued their transition from the discontinued CoSine products to other suppliers and, as a result, the demand for our services decreased during the year.   See "Outlook" section on page 20 and "Risk Factors" section on pages 6 to 9.

Non-Cash Charges and Credits Related to Equity Issuances

We amortized $34,000, $39,000 and $140,000 of non-cash charges related to equity issuances to cost of revenue, operating expenses and interest expense, for the years ended December 31, 2008, 2007 and 2006, respectively.

Below is a reconciliation of non-cash charges related to equity issuances for the years ended December 31, 2008, 2007, and 2006, affecting our cost of revenue, operating expenses and interest expense, in thousands:

	Years ended December 31,
	2008	2007	2006
Amortization of charges related to warrants or stock options issued to non-employees in conjunction with lease, debt, and reseller agreements	$—	$—	$100
Employee stock-based compensation	34	39	40
Net non-cash charges related to equity issuances	$34	$39	$140

Equity-related charges, which are largely dependent on our quarterly stock price, may cause our expenses to materially fluctuate from quarter-to-quarter and year-to-year.

Cost of Revenue

Cost of revenue includes all costs of producing our sold products, including the costs of outsourced manufacturing, software royalties, shipping, warranties, related manufacturing overhead costs and the costs of providing our service offerings, including personnel engaged in providing maintenance and consulting services to our customers.  To the extent that the value of inventory is written down, this was reflected in cost of revenue.  We have also incurred non-cash charges and credits related to equity issuances including amortization of a warrant issued to a reseller in 2004.  We outsourced the majority of our manufacturing and repair operations and customer support capabilities.  A significant portion of our cost of revenue consists of payments to our contract manufacturers and third party customer support service provider.  Historically, we conducted manufacturing engineering, final assembly, configuration testing, and documentation control at our facilities in Redwood City, California.

There were no customer operations effective December 31, 2006, no revenue and no charges to cost of revenue after that date.

Cost of revenue for the year ended December 31, 2006 was $1.7 million.  Cost of revenue included $1.6 million for the cost of our third party customer support service provider, and $0.1 million for amortization of a warrant issued to a reseller in 2004.

Gross Profit

For the years ended December 31, 2008, 2007, and 2006, gross profit (loss) was nil, nil and ($0.3) million, respectively.

 The decrease in gross profit for the year ended December 31, 2007 compared to December 31, 2006 is due to the cessation of all business activities as of December 31, 2006.

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

General and administrative expenses were $721,000, $781,000 and $1,316,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

General and administrative expense decreased by $60,000, $535,000 and $1,911,000 for the years ended December 31, 2008, 2007, and 2006, respectively.  The decreases are due primarily to our decision in September 2004 to discontinue our products and lay off all of our employees to conserve cash.  The majority of our general and administrative employees were laid off in October and November of 2004, and substantially all employees were laid-off by December 31, 2004. Between December 31, 2004 and July 1, 2007, our administrative functions were performed by our chief executive officer and a consultant.

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

General and administrative non-cash charges (credits) related to equity issuances were $34,000, $39,000 and $40,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Interest Income and Other Expense

For the year ended December 31, 2008, interest income was $678,000 as compared to $1.2 million at December 31, 2007 and $1.1 million at December 31, 2006.  The decrease is due to lower interest rates in 2008 as compared to 2007 and 2006.

Other Income

     For the year ended December 31, 2006, other income includes primarily $640,000 gain on liquidation of foreign subsidiaries.  The gain is due to the cumulative effect of gains and losses on translation of foreign subsidiaries’ financial statements into United States dollars.  The gain, which had been deferred prior to the year ended December 31, 2006, was recognized in 2006 with the liquidation of the subsidiaries.  The liquidations were completed in connection with the cessation of our service operations.  Other income in 2006 also included $180,000 and $80,000 in connection with the sale of our patent portfolio and intellectual property, respectively.

Interest Expense

For the years ended December 31, 2008, 2007, and 2006, respectively, interest expense was nil, nil and $4,000.

Income Tax Provision

Credits for income taxes of nil, ($17,000), and ($52,000) for the years ended December 31, 2008, 2007, and 2006, respectively, were comprised entirely of foreign corporate income taxes, which are a function of our operations in subsidiaries in various countries.  The credits in 2007 and 2006 relate to the liquidation of foreign subsidiaries, and completion of the related tax settlements.

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

LIQUIDITY AND CAPITAL RESOURCES

In 2006, we completed the wrap-up of our carrier services business.  We also sold the remaining assets of our carrier networks products business with sale of our patent portfolio in March 2006 and the sale of the rights to the related intellectual property in November 2006 (see Note 7 of the Notes to Financial Statements).  We have adopted a strategy of seeking to enhance stockholder value by pursuing opportunities to redeploy our assets through an acquisition of one or more operating businesses with existing or prospective taxable earnings that can be offset by use of our net operating loss carry-forwards. Based on our $23.2 million in cash and short term investments at December 31, 2008 and on our cost reduction activities, we believe that we possess sufficient liquidity and capital resources to fund our operations and working capital requirements for at least the next 12 months. However, our restructuring activities and our new redeployment of assets strategy raise substantial doubt as to our ability to continue as a going concern.  See “Liquidity and Redeployment Strategy” in Note 1 of the Notes to Financial Statements.  See “Outlook” on page 20 and “Risk Factors” on pages 6 to 9, which describes our redeployment of assets strategy.

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

Cash, Cash Equivalents and Short-Term Investments

At December 31, 2008, cash, cash equivalents and short-term investments were $23.2 million, as compared to $23.1 million at December 31, 2007.

Operating Activities

      We used $40,000 in cash in operations in the year ended December 31, 2008, generated $264,000 cash from operations in the year ended December 31, 2007, and used $334,000 in cash for operations for the year ended December 31, 2006.  The reduction in cash generated from operations in 2008 as compared to 2007 is due to the decline in interest income in 2008 as compared to 2007. The improvement in 2007 as compared to 2006 is due primarily due to decreases in accrued liabilities in 2006 as we completed our restructuring activities.

Investing Activities

     We used $3.5 million in investing activities for the year ended December 31, 2008 due to net purchases of short-term investments. For the year ended December 31, 2007, we generated $7.2 million in cash from investing activities due to net sales and maturities of short-term investments. For the year ended December 31, 2006, we used $6.9 million in cash to fund an increase in our short term investments.

Financing Activities

       We had no financing activities during the years ended December 31, 2008, 2007, or 2006.

Off-Balance Sheet Arrangements

       We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material affect.

Contractual Obligations

We have future financial obligations related to (1) an operating lease and (2) purchase obligations. These obligations as of December 31, 2008 are summarized as follows, (in thousands of dollars):

Contractual Obligations	Total	2009	2010	2011-2012	After 2012
Unconditional purchase obligations	$89.0	$89.0	$—	$—	$—
Operating leases	13.0	13.0	—	—	—

Total contractual cash obligations	$102.0	$102.0	$0.0	$0.0	$0.0

 Our operating lease obligations as of December 31, 2008 consist of an office lease expiring at the end of April 2009.  However, effective July 1, 2007 our lease payments are made by SP Corporate Services LLC, as affiliated company, in connection with a management services agreement.

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

At December 31, 2008, we had $23.2 million in cash, and cash equivalents and short-term investments.  Cash used by operations during the year ended December 31, 2008 was $40,000. We believe we possess sufficient liquidity and capital resources to fund our operations and working capital requirements for at least the next 12 months.

Recent Accounting Pronouncements

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. Subsequent changes in fair value would be recognized in earnings as those changes occur. The election of the fair value option would be made on a contract-by contract basis and would need to be supported by concurrent documentation or a preexisting documented policy. SFAS 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financial statement user to understand the impact on earnings from changes in the fair value. SFAS 159 is effective for us beginning with fiscal year 2008. We did not make any elections for fair value accounting and therefore, we did not record a cumulative-effect adjustment to our opening accumulated deficit balance.

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

In December 2007, the FASB issued EITF Issue 07-1 Accounting for Collaborative Arrangements (EITF 07-1). Collaborative arrangements are agreements between parties to participate in some type of joint operating activity. The task force provided indicators to help identify collaborative arrangements and provides for reporting of such arrangements on a gross or net basis pursuant to guidance in existing authoritative literature. The task force also expanded disclosure requirements about collaborative arrangements. Conclusions within EITF 07-1 are to be applied retroactively. This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is to be applied retrospectively for all collaborative arrangements existing as of the effective date. We are currently assessing the impact that EITF 07-1 may have on our financial position, results of operations, and cash flows.

           In October 2008, the FASB issued FASB Staff Position No. 157-3, (“Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”)). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective immediately, including prior periods for which financial statements have not been issued. Therefore, the Company adopted the provisions of FSP 157-3 in its financial statements in the quarter ended December 31, 2008. The adoption did not have an impact on the Company's results or operations or financial condition.

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

A sensitivity analysis was performed on our December 31, 2008 investment portfolio based on a modeling technique that measures hypothetical fair market value changes that would result from a parallel shift in the yield curve of plus 100 basis points.  Based on this analysis, a hypothetical 100 basis point increase in interest rates would result in a $42,000 decrease in the fair value of our investments in debt securities as of December 31, 2008.

Exchange Rate Sensitivity

All of our revenue, all of our expenses and all of our other income are denominated in U.S. dollars.

Item 8.  Financial Statements and Supplementary Data

REPORT OF BURR, PILGER & MAYER LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CoSine Communications, Inc.

We have audited the accompanying balance sheets of CoSine Communications, Inc. (the “Company”) as of December 31, 2008 and 2007 and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CoSine Communications, Inc. as of December 31, 2008 and 2007 and the results of its operations and its flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 and Note 6 to the financial statements, on January 1, 2007 the Company changed its method of accounting for uncertain tax positions as a result of adopting Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109”.

As discussed in Note 1 to the financial statements, the Company’s actions in September 2004 in connection with its ongoing evaluation of strategic alternatives, to terminate most of its employees and discontinue production activities in an effort to conserve cash raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Burr, Pilger & Mayer LLP

Palo Alto, California
February 17, 2009

COSINE COMMUNICATIONS, INC.

BALANCE SHEETS
(In thousands, except for share and per share data)

	December 31, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$9,155	$12,709
Short-term investments	13,997	10,410
Interest receivable	96	73
Prepaid expenses and other current assets	31	36
Total current assets	23,279	23,228
Long term deposit	3	3
	$23,282	$23,231

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$207	$204
Other accrued liabilities	53	97
Total current liabilities	260	301

Commitments and contingencies (Notes 2 and 3)

Stockholders' equity:
Preferred stock, no par value, 3,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 22,000,000 shares authorized; 10,090,635 shares issued and outstanding at December 31, 2008 and 2007	1	1
Additional paid-in capital	539,060	539,026
Accumulated other comprehensive income	88	15
Accumulated deficit	(516,127)	(516,112)
Total stockholders' equity	23,022	22,930
	$23,282	$23,231

See accompanying notes to financial statements.

COSINE COMMUNICATIONS, INC.

STATEMENTS OF OPERATIONS
(In thousands, except for per share data)

	Years Ended December 31,
	2008	2007	2006
Revenue:
Product	$—	$—	$—
Service	—	—	1,361
Total revenue	—	—	1,361
Cost of revenue (1)	—	—	1,663
Gross profit (loss)	—	—	(302)
Operating expenses:
General and administrative (2)	721	781	1,316
Total operating expenses	721	781	1,316
Loss from operations	(721)	(781)	(1,618)
Other income (expense):
Interest income	678	1,180	1,101
Interest expense	—	—	(4)
Other (3)	28	—	918
Total other income	706	1,180	2,015
(Loss) income before income tax benefit	(15)	399	397
Income tax (benefit)	—	(17)	(52)
Net (loss) income	$(15)	$416	$449
Basic net income (loss) per share	$(0.00)	$0.04	$0.04
Diluted net income (loss) per share	$(0.00)	$0.04	$0.04

Shares used to calculate net income (loss) per share:

Basic	10,091	10,091	10,091
Diluted	10,091	10,115	10,096

(1)	Cost of revenue includes nil, nil and $100 of non-cash charges related to equity issuances in 2008, 2007, and 2006, respectively.
(2)	General and administrative expenses include $34 , $39 and $40 in non-cash charges related to equity issuances in 2008, 2007, and 2006, respectively.
(3)	Other income includes gain on disposal of subsidiaries of $640 in 2006.

See accompanying notes to financial statements.

COSINE COMMUNICATIONS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2005	10,090,635	$1	$538,947	$632	$(516,977)	$22,603
Stock based compensation	—	—	40	—	—	40
Components of comprehensive income (loss):
Net income	—	—	—	—	449	449
Unrealized gain on investments, net of tax	—	—	—	25	—	25
Translation adjustment, net of tax	—	—	—	(640)	—	(640)
Total comprehensive income (loss)	—	—	—	(615)	449	(166)
Balance at December 31, 2006	10,090,635	1	538,987	17	(516,528)	22,477
Stock based compensation	—	—	39	—	—	39
Components of comprehensive income (loss):
Net income	—	—	—	—	416	416
Unrealized loss on investments, net of tax	—	—	—	(2)	—	(2)
Total comprehensive income (loss)	—	—	—	(2)	416	414
Balance at December 31, 2007	10,090,635	1	539,026	15	(516,112)	22,930
Stock based compensation	—	—	34	—	—	34
Components of comprehensive income (loss):
Net loss	—	—	—	—	(15)	(15)
Unrealized gain on investments, net of tax	—	—	—	73	—	73
Total comprehensive income	—	—	—	73	(15)	57
Balance at December 31, 2008	10,090,635	$1	$539,060	$88	$(516,127)	$23,022

See accompanying notes to financial statements.

COSINE COMMUNICATIONS, INC.

STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2008	2007	2006
Operating activities:
Net (loss) income	$(15)	$416	$449
Adjustments to reconcile net (loss) income to net cash (used) generated in operating activities:
Stock compensation expense	34	39	40
Amortization of warrants issued for services	—	—	100
Gain on liquidation of foreign subsidiaries	—	—	(640)
Change in operating assets and liabilities:
Accounts receivable trade	—	55	41
Interest receivable	(23)	(5)	141
Prepaid expenses and other current assets	5	20	63
Long-term deposits and other assets	—	(3)	150
Accounts payable	3	(116)	83
Other accrued liabilities	(44)	(142)	(635)
Deferred revenue	—	—	(126)
Net cash (used) generated in operating activities	(40)	264	(334)
Investing activities:
Purchase of short-term investments	(30,729)	(27,318)	(20,013)
Proceeds from sales and maturities of short-term investments	27,215	34,556	13,137
Net cash (used in) generated in investing activities	(3,514)	7,238	(6,876)
Net (decrease) increase in cash and cash equivalents	(3,554)	7,502	(7,210)
Cash and cash equivalents at the beginning of the period	12,709	5,207	12,417
Cash and cash equivalents at the end of the period	$9,155	$12,709	$5,207
Supplemental information:
Cash paid for interest	$—	$—	$4

See accompanying notes to financial statements.

COSINE COMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS

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

Liquidity and Redeployment Strategy

The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, at December 31, 2008, we have an accumulated deficit of $516 million. As of December 31, 2006, we ceased our customer service capability.  Our actions in the fourth quarter of fiscal year 2004 to terminate most of our employees and discontinue production activities in an effort to conserve cash raise substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects relating to the recoverability and classification of the recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Generally, a maximum obligation is not explicitly stated.  Because the obligated amounts associated with this type of agreement are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated.  Historically, we have not been obligated to make payments for these obligations, and no liabilities have therefore been recorded for these obligations on our  balance sheets as of December 31, 2008, 2007, and 2006.

Cash, Cash Equivalents and Short-Term Investments

We consider all highly liquid investments purchased with original maturities of three months or less from the date of purchase to be cash equivalents. Investments with maturities in excess of three months and less than one year are considered to be short-term investments.  We determine the appropriate classification of cash equivalents and investment securities at the time of purchase.  We have classified our marketable securities as available-for-sale securities in the accompanying financial statements.  Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in a separate component of stockholders’ equity.  Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest income.  Interest on securities classified as available-for-sale is also included in interest income. The cost of securities sold is based on the specific identification method.

We invest excess cash in U.S. government and agency securities, debt instruments of financial institutions and corporations, and money market funds with strong credit ratings.  We have established guidelines about the diversification of our investments and their maturities.

Fair Value Measurement

On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. SFAS 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, for which application has been deferred for one year.

The following table summarizes our financial assets measured at fair value on a recurring basis in accordance with SFAS 157 as of December 31, 2008 (in thousands) with comparative balances as of December 31, 2007:

December 31, 2008

	Amortized Cost	Unrealized Gain / (Loss)	Fair Value	Significant Other Observable Inputs (Level 1)
Assets:
Cash equivalents:
Money market funds	$9,074	$—	$9,074	$9,074
Short-term investments:
Commercial paper	$2,645	$3	$2,648	$2,648
Corporate obligations	4,725	(12)	4,713	4,713
U.S. governmental agency notes	6,539	97	6,636	6,636
Total	$13,909	$88	$13,997	$13,997

Liabilities	$—	$—	$—	$—

December 31, 2007

	Amortized Cost	Unrealized Gain / (Loss)	Fair Value	Significant Other Observable Inputs (Level 1)
Assets:
Cash equivalents:
Money market funds	$12,635	$—	$12,635	$12,635
Short-term investments:
Commercial paper	$6,165	$18	$6,183	$6,183
Corporate obligations	4,230	(3)	4,227	4,227
Total	$10,395	$15	$10,410	$10,410

Liabilities	$—	$—	$—	$—

Our financial assets are valued using market prices on active markets (level 1). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.  At December 31, 2008, we did not have any assets with instrument valuations which are not obtained from readily-available pricing sources for comparable instruments (level 2) or assets without observable market values that would require a high level of judgment to determine fair value (level 3).

The carrying amounts of certain of the Company’s financial instruments including cash, interest receivable and accounts payable approximate fair value due to their short maturities.

As of December 31, 2008 and 2007, there were net unrealized gains of $88,000 and $15,000, respectively. All available-for-sale securities have contractual maturities of one year or less.

We manage our investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements.  We have no investments in auction rate securities.

The net unrealized gains related to our portfolio of available-for-sale securities were primarily due to increase in fair value of debt securities as a result of the change in interest rates during 2008 and 2007.

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

The Company adopted SFAS 123(R) using the modified prospective transition method. The Company’s financial statements as of December 31, 2008, 2007 and 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the years ended December 31, 2008, 2007 and 2006 was $34,000, $39,000 and $40,000 respectively, which consisted of stock-based compensation expense related to employee stock options.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statements of operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s statements of operations because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s statements of operations for the years ended December 31, 2008, 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the statement of operations for the years ended December 31, 2008, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Upon adoption of SFAS 123(R), the Company selected the Black-Scholes option-pricing model (“Black-Scholes model”) to determine the fair value of share-based awards granted beginning in fiscal 2006, the same model which was previously used for the Company’s pro forma information required under SFAS 123. The Company’s determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Expected volatilities are based on the historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercise and employee terminations. The expected term of the options granted represents the period of time that options are expected to be outstanding, based on historical information. The risk-free interest rate is based on the U.S Treasury zero-coupon issues with remaining terms similar to the expected term of the Company’s equity awards. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero. All of our stock compensation is accounted for as an equity instrument.

Revenue Recognition

In 2006, our revenues were earned primarily from our customer service contracts.  We recognize product revenue at the time of shipment, assuming that persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collection is probable, unless we have future obligations for installation or require customer acceptance, in which case revenue is deferred until these obligations are met.  Our product incorporates software that is not incidental to the related hardware and, accordingly, we recognize revenue in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2 “Software Revenue Recognition.”  For arrangements that include the delivery of multiple elements, the revenue is allocated to the various products based on “vendor-specific objective evidence (“VSOE”)” of fair value.  We establish VSOE based on either the price charged for the product when the same product is sold separately or for products not yet sold separately, based on the list prices of such products individually established by management with the relevant authority to do so.

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

Income Taxes

We account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, on January 1, 2007.  This Interpretation clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in our financial statements.  The Interpretation also provides guidance for the measurement and classification of tax positions, interest and penalties, and requires additional disclosure on an annual basis.  The cumulative effect of the change had no impact on the balance sheet or statement of operations. Following implementation, the ongoing recognition of changes in measurement of uncertain tax positions will be reflected as a component of income tax expense. Interest and penalties incurred associated with unresolved income tax positions will continue to be included in other income (expense).

Net (Loss) Income Per Share

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

The following table presents the calculation of basic and diluted net loss per share for each year (in thousands, except per share data):

	Years ended December 31,
	2008	2007	2006
Numerator:
Net (loss) income	$(15)	$416	$449
Denominator:
Weighted average shares outstanding for basic (loss) income per share	10,091	10,091	10,091
Add: effect of dilutive securities – stock options	—	24	5
Weighted average shares used in basic and diluted net (loss) income per share	10,091	10,115	10,096
Basic net (loss) income per share	$(0.00)	$0.04	$0.04
Diluted net (loss) income per share	$(0.00)	$0.04	$0.04

During all periods presented, we had stock options and warrants outstanding that could potentially dilute earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive.  These shares amounted to 165,000, 35,000, and 26,000 for the years ended December 31, 2008, 2007, and 2006 respectively.

Segment Reporting

We operate in only one segment: IP Service Delivery Platforms. Substantially all of our assets are located in the United States.

Revenues from customers by geographic region for the years ended December 31, 2008, 2007, and 2006 were as follows (in thousands):

Region	Revenue

2008
Europe	$—
Japan	—
North America	—
$—
2007
Europe	$—
Japan	—
North America	—
$—

2006
Europe	$150
Japan	—
North America	1,211
$1,361

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. Subsequent changes in fair value would be recognized in earnings as those changes occur. The election of the fair value option would be made on a contract-by-contract basis and would need to be supported by concurrent documentation or a preexisting documented policy. SFAS 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financial statement user to understand the impact on earnings from changes in the fair value. SFAS 159 is effective for us beginning with fiscal year 2008. We did not make any elections for fair value accounting and therefore, we did not record a cumulative-effect adjustment to our opening accumulated deficit balance.

In December 2007, the FASB issued Statement of Financial Accounting Standards SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) changes accounting for acquisitions that close beginning in 2009. More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard. SFAS 141(R) promotes greater use of fair values in financial reporting. Some of the changes will introduce more volatility into earnings. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. We are currently assessing the impact that SFAS 141(R) may have on our financial position, results of operations, and cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. We are currently assessing the impact that SFAS 160 may have on our financial position, results of operations, and cash flows.

In December 2007, the FASB issued EITF Issue 07-1 Accounting for Collaborative Arrangements  (EITF 07-1). Collaborative arrangements are agreements between parties to participate in some type of joint operating activity. The task force provided indicators to help identify collaborative arrangements and provides for reporting of such arrangements on a gross or net basis pursuant to guidance in existing authoritative literature. The task force also expanded disclosure requirements about collaborative arrangements. Conclusions within EITF 07-1 are to be applied retrospectively. This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is to be applied retrospectively for all collaborative arrangements existing as of the effective date. We are currently assessing the impact that EITF 07-1 may have on our financial position, results of operations, and cash flows.

           In October 2008, the FASB issued FASB Staff Position No. 157-3, (“Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”)). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective immediately, including prior periods for which financial statements have not been issued. Therefore, the Company adopted the provisions of FSP 157-3 in its financial statements in the quarter ended December 31, 2008. The adoption did not have an impact on the Company's results or operations or financial condition.

2.  Leases

We lease our facilities under an operating lease which expires in April, 2009 with annual rental of $40,000.  Effective July 1, 2007 our lease payments are made by SP Corporate Services LLC, an affiliated company, in connection with a management services agreement (See Note 5).

Rent expense was nil, $55,000 and $83,000 for the years ended December 31, 2008, 2007, and 2006, respectively, and is calculated on a straight-line basis.

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

On December 5, 2006, the Court of Appeals for the Second Circuit reversed the court's October 2004 order certifying a class in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement.  Plaintiffs have filed amended master allegations and amended complaints in the six focus cases, which the defendants in those cases have moved to dismiss.   On March 26, 2008, the Court largely denied the defendants’ motion to dismiss the amended complaints. It is uncertain whether there will be any revised or future settlement.   If we are not successful in our defense of this lawsuit, we could be forced to make significant payments to the plaintiffs and their lawyers, and such payments could have a material adverse effect on our business, financial condition, and results of operations if not covered by our insurance carrier.

On October 9, 2007, a purported CoSine shareholder filed a complaint for violation of Section 16(b) of the Securities Exchange Act of 1934, which prohibits short-swing trading, against the Company's IPO underwriters.   The complaint, Vanessa Simmonds v. The Goldman Sachs Group, et al., Case No. C07-1629, filed in the District Court for the Western District of Washington, seeks the recovery of short-swing profits.  The Company is named as a nominal defendant.  No recovery is sought from the Company.  The plaintiff, Vanessa Simmonds, has filed similar lawsuits in the District Court for the Western District of Washington alleging short-swing trading in the stock of 54 other companies.  On July 25, 2008, a majority of the named issuer companies, including CoSine, jointly filed a motion to dismiss plaintiff's claims. The motion to dismiss was heard on January 16, 2009, and we are awaiting a ruling.

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

      We also have unconditional purchase obligations that relate to executive, financial and administrative support services and personnel provided by SP Corporate Services LLC under an agreement which became effective as of July 1, 2007 (the Services Agreement”).  Under the Services Agreement, we pay SP Corporate Services LLC a monthly fee of $17,000 in exchange for SP Corporate Service LLC’s services, rent and personnel.  The Services Agreement has a term of one year and automatically renews for successive one year periods unless otherwise terminated by either party.  The Services Agreement was renewed as of July 1, 2008 for an additional one year term.  For 2009, our total future obligation under this service agreement would be $102,000.

4.  Stockholders’ Equity

Common Stock

We have authorized shares of common stock for future issuance at each year end as follows (in thousands):

	2008	2007
Stock options:
Options outstanding	161	153

Available for future grants	2,816	2,934

Warrants outstanding	4	4
	2,981	3,091

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

We have authorized 2,215,779 shares of common stock for issuance under the 2000 Plan. At December 31, 2008 and 2007, respectively, a total of 1,922,455 shares were available for future options grants under the 2000 Plan.

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

We have authorized up to a maximum of 1,000,000 shares of common stock for issuance of Reacquired Shares under the 2002 Plan.  At December 31, 2008 and 2007, a total of 893,990 shares were available for future options grants under the 2002 Plan.

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

2000 Director Option Plan

In May 2000, the board of directors adopted the 2000 Director Option Plan (“Director’s Plan”), which was effective upon the closing of the initial public offering.  At December 31, 2008, and 2007, a total of 48,000 shares of common stock have been authorized for issuance under the Director’s Plan.  At December 31, 2008 and 2007, a total of 4,000 and 10,000 shares, respectively, were available for future options grants under the Director’s Plan.

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

Impact of the Adoption of SFAS No. 123 (R)

We elected to adopt the modified prospective application method as provided by SFAS No. 123 (R). The effect of recording stock-based compensation for the years ended 2008 and 2007 was as follows (in thousands except per share data):

	Year Ended December 31, 2008	Year Ended December 31, 2007

Stock-based compensation expense	$34	$39
Tax effect on stock-based compensation	-	-
Net effect on net income	$34	$39
Effect on basic and diluted net income per share	$0.00	$0.00

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

At December 31, 2008, the Company had the following stock plans:

	Shares Available for Grant	Options Outstanding
2000 Stock Option Plan	1,918,735	112,000
1997 Stock Option Plan	—	5,000
2002 Stock Option Plan	893,990	—
Directors’ Option Plan	4,000	44 ,000
Totals	2,816,725	161,000

As of January 1, 2006, we had an unrecorded deferred stock compensation balance related to stock options of approximately $139,000 before estimated forfeitures. In our pro forma disclosures prior to the adoption of SFAS No. 123 (R), we accounted for forfeitures upon occurrence. SFAS No. 123 (R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on our analysis of historical experience and review of current option holders, we have assumed an annual forfeiture rate of 1.24% for our options. Accordingly, as of January 1, 2006, we estimated that the stock-based compensation for the awards not expected to vest was approximately $13,000, and therefore, the unrecorded deferred stock-based compensation balance related to stock options was adjusted to approximately $126,000 after estimated forfeitures.

As of December 31, 2008, we had an unrecorded deferred stock compensation balance related to stock options of approximately  $36,000 before estimated forfeitures. In our pro forma disclosures prior to the adoption of SFAS No. 123 (R), we accounted for forfeitures upon occurrence. SFAS No. 123 (R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on our analysis of historical experience and review of current option holders, we have assumed an annual forfeiture rate of 1.24% for our options. Accordingly, as of December 31, 2008, we estimated that the stock-based compensation for the awards not expected to vest was approximately $1,000, and therefore, the unrecorded deferred stock-based compensation balance related to stock options was adjusted to approximately $35,000 after estimated forfeitures.

During the fiscal year ended December, 31 2008, there were stock option grants for a total of  8,000 shares, with an exercise price of $2.65 per share, the market price on the date of grant.

As of December 31, 2008, the unrecorded stock-based compensation balance related to stock options was $36,000 and will be recognized over an estimated weighted average amortization period of 2 years.

Valuation Assumptions

The fair value of our options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Year Ended December 31, 2008		Fiscal Year Ended December 31, 2007	Fiscal Year Ended December 31, 2006

Dividend yield	0.00%		0.00%	0.00%
Volatility	0.41		0.39	0.40
Risk free interest rate	3.20.	%	4.89%	5.00%
Expected life	6.25 years		6.25 years	6.25 years

Summary Stock Option Plan Activity

Stock activity under the Stock Option Plans was as follows (in thousands, except per share data):

		Options Outstanding
	Shares Available for Grant	Shares	Weighted- Average Price Per Share
Balance as of December 31, 2004	2,378	590	$8.88
Repurchased	10	—
Granted	(112)	112	2.56
Exercised	0	0
Canceled	555	(555)	8.88
Balance as of December 31, 2005	2,831	147	8.37
Granted	(6)	6	2.45
Canceled	6	(6)	18.88
Balance as of December 31, 2006	2,831	147	7.69
Granted	(6)	6	3.50
Balance as of December 31, 2007	2,825	153	7.52
Granted	(8)	8	2.65
Balance as of December 31, 2008	2,817	161	7.28

       The aggregate intrinsic value of stock options outstanding at December 31, 2008 is nil.  The aggregate intrinsic value of options vested and expected to vest is nil at December 31, 2008 and the weighted average contractual life is 6 years. The aggregate intrinsic value of options exercisable at December 31, 2008 is nil and the weighted average contractual life is 6 years.

The following table summarizes information concerning options outstanding and exercisable at December 31, 2008 (in thousands, except per share data):

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of	Of	Contractual	Exercise	Of	Exercise
Exercise Prices	Shares	Life (Years)	Price	Shares	Price
$2.15 - $2.60	118	6.8	$2.55	106	$2.57
$2.61 - $3.50	14	8.9	3.01	-	-
$3.51 - $5.20	4	4.3	5.20	4	5.20
$5.21 - $6.96	12	4.8	6.96	12	6.96
$6.97 - $8.80	4	3.4	8.80	4	8.80
$8.81 - $22.30	4	2.5	22.30	4	22.30
$22.31 - $120.00	5	1.7	120.00	5	120.00
$2.15 - $120.00	161	6.41	$7.28	135	$8.16

     Exercisable options at December 31, 2008 and 2007 were 135,000 and 136,000 shares, respectively, at weighted average exercise prices of $8.16 and $8.13 per share, respectively.

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

At December 31, 2008, warrants to purchase 3,750 shares of common stock at $80.00 per share were outstanding.

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

In July 2007, we contracted with SP Corporate Services, LLC, an entity owned by an affiliate of Steel Partners, to provide management and other administrative services, including the services of our Chief Executive and Chief Financial Officer.  On approval of the contract by the independent members of our board of directors, our Chief Executive, Chief Financial Officer, and Secretary terminated his employment with us and became a Managing Director of SP Corporate Services LLC, effective July 1, 2007.  We paid a total of $204,000 and $102,000 for such services for the years ended December 31, 2008 and 2007, respectively, and owed SP Corporate Services LLC nil at December 31, 2008 and 2007.

6.  Income Taxes

The benefits for income taxes of nil, $(17,000), and $(52,000) for the years ended December 31, 2008, 2007, and 2006 respectively, are comprised entirely of foreign corporate income taxes.  The difference between the benefit for income taxes and the amounts computed by applying the federal statutory income tax rate to the income (loss) before income taxes are explained below (in thousands):

	2008	2007	2006
U.S. federal tax benefit at federal statutory rate	$(5)	$142	$170
Loss for which a tax benefit is currently recognizable	5	(142)	(170)
Reduction of foreign tax accrual	—	(17)	(52)
Total provision	$—	$(17)	$(52)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets (liabilities):
Net operating loss carryforwards	$132,830	$133,585
Equity related charges	(193)	(193)
Tax credit carryforwards	8,435	8,435
Capitalized research and development	3,490	4,652
Capital loss carryforward	31,784	61,134
Accruals and reserves not currently deductible	(3)	7
Total deferred tax assets (liabilities)	176,343	207,620
Valuation allowance	(176,343)	(207,620)
Net deferred tax assets (liabilities)	$—	$—

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2008, the Company had no accrued interest and/or penalties.  The Company does not anticipate a significant change to its unrecognized tax benefits over the next twelve months.  The unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business.  The unrecognized tax benefits at the end of December 31, 2008 are currently offset by a full valuation allowance.

Tax years 2005 through 2008 and 2004 through 2008 are subject to examination by the federal and state tax authorities, respectively.  There are no income tax examinations currently in process.

Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” provides for the recognition of deferred tax assets if realization of the deferred tax assets is more likely than not.  Based upon the weight of available evidence, which includes CoSine’s historical operating performance and the reported cumulative net losses in all prior years, CoSine has provided a full valuation allowance against its net deferred tax assets.  The valuation allowance decreased by $31,277,000 in 2008 and increased by $3,737,000 in 2007.

As of December 31, 2008, we had federal net operating loss carryforwards of approximately $353,000,000, which will begin to expire in 2018 if not utilized and state net operating loss carryforwards of approximately $213,000,000, which will begin to expire in 2009 if not utilized.  Due to the “change in ownership” provisions of the Internal Revenue Code, the availability of our net operating loss and credit carryforwards may be subject to an annual limitation in future periods.

As of December 31, 2008 and 2007, we also had federal and state research and development tax credit carryforwards of approximately $7,113,000 and $7,967,000, respectively.  The federal tax credit carryforwards will expire at various dates beginning in 2013, if not utilized.  The state credits do not expire.

     During fiscal 2006, we liquidated various foreign subsidiaries resulting in a capital loss carryforward of approximately $79,152,000. These losses may only be offset against future capital gains and will expire in fiscal 2011 if not utilized.  During fiscal 2003, we liquidated a certain subsidiary, resulting in a capital loss carryforward of approximately $73,375,000.  These losses may only be offset against future capital gains and expired in fiscal 2008 since it was not utilized.

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

Managements’ annual report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. Our management with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework of Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

Changes in Internal Controls. There have been no changes to our internal controls which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 9B.  Other Information

None.
PART III

Item 10.  Directors and Executive Officers and Corporate Governance

Except as set forth above in Part I under “Executive Officers of the Registrant” and in the paragraph below, the information required by Item 10 has been omitted from this Annual Report on Form 10-K, and is incorporated by reference to the sections “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, which we will file with the Commission pursuant to Regulation 14A within 120 days after the end of our 2008 fiscal year.

On March 11, 2008, our Board of Directors adopted an amended and restated Code of Business Conduct and Ethics that applies to our officers, including our principal executive officer, principal financial officer, principal accounting officer and all other officers, directors and employees in compliance with applicable rules of the Securities and Exchange Commission.  The full text of our Code of Business Conduct and Ethics is published on the Investor Relations – Corporate Governance section of our web site at www.cosinecom.com.  We intend to disclose future amendments to certain provisions of our Code of Business Conduct and Ethics, or waivers of such provision granted to officers and directors, on this web site within four business days following the date of such amendments or waiver.

Item 11.  Executive Compensation

Information required by Item 11 has been omitted from this Annual Report on Form 10-K and is incorporated by reference to the section “Executive Compensation” in our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 has been omitted from this Annual Report on Form 10-K and is incorporated by reference to the sections “Security Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Information required by Item 13 has been omitted from this Annual Report on Form 10-K and is incorporated by reference to the section “Election of Directors” in our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 14.  Principal Accountant Fees and Services

Information required by Item 14 has been omitted from this Annual Report on Form 10-K and is incorporated by reference to the section “Audit Committee Disclosure” in our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 15.  Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

All schedules are omitted as they are not applicable or the required information is shown in the financial statements or the notes thereto.

(3)	Exhibits:

See Exhibit Index on page 45.  The Exhibits listed in the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-K.

COSINE COMMUNICATIONS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 17, 2009.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 17, 2009 by the following persons in the capacities indicated.

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

10.1*	1997 Stock Plan (as amended and restated) and forms of agreements thereunder (incorporated by reference to Exhibit 10.5 of Registration Statement on Form S-1 filed April 28, 2000).
10.2*	2000 Stock Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.2 of Amendment No. 1 to Registration Statement on Form S-1 filed June 6, 2000).
10.3*	2000 Director Option Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.4 of Amendment No. 1 to Registration Statement on Form S-1 filed June 6, 2000).
10.4*	2002 Stock Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.17 to Form 10-K filed March 25, 2002).
10.5*	Statement of Work between Registrant and Wipro Limited, dated October 14, 2004 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 15, 2004).
10.6*	Services Agreement by and between Cosine Communications, Inc. and SP Corporate Services LLC, effective as of July 1, 2007 (incorporated by reference to Exhibit 10.1 to Form 8K filed June 19, 2007).
14.1	Code of Business Conduct and Ethics, adopted March 11, 2008 (incorporated by reference to Exhibit 14.1 to Form 10-K filed March 14, 2008).
23.1	Consent of Independent Registered Public Accounting Firm – Burr, Pilger & Mayer LLP.
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