Form 10-K/A
period 2008-12-31
COSINE COMMUNICATIONS INC
filed 2009-04-30
CIK 1060824

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-K/A
(Amendment No. 1)

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

As of February 12, 2009, there were 10,090,635 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

COSINE COMMUNICATIONS, INC.

FORM 10-K/A
Year Ended December 31, 2008

TABLE OF CONTENTS

i

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) on Form 10-K/A amends the Annual Report on Form 10-K of CoSine Communications, Inc. (“CoSine”, “Company”, “our”, “we”, or “us”) for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission on February 18, 2009 (the “Initial Filing”).  We are filing this Amendment for the limited purpose of (i) amending Items 10, 11, 12, 13 and 14 to reflect the inclusion of the information required by the Form 10-K and (ii) conforming cross references to such information as contained in Parts I and II of the Initial Filing, as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2008.

For the convenience of the reader, this Amendment sets forth the Annual Report on Form 10-K, as amended, in its entirety. Except with respect to amending Items 10, 11, 12, 13 and 14 and cross references thereto, this Amendment does not modify or update disclosures and financial statements contained in or reflect events occurring after the filing of the Initial Filing. This Amendment should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the date of the Initial Filing.

SAFE HARBOR STATEMENT UNDER
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K contains forward-looking statements.  We use words such as "anticipate," "believe," "plan," "expect," "future," "intend" and similar expressions to identify forward-looking statements.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.  Factors that might cause such a difference include, but are not limited to, failure to achieve revenue growth and profitability, our ability to identify and acquire new business operations, the time and costs required to identify and acquire new business operations, management and board interest in and distraction due to identifying and acquiring new business operations, and the reactions, either positive or negative, of investors and others to our strategic direction and to any specific business opportunity selected by us, all as are discussed in more detail in the section entitled "Risk Factors" on pages 4 to 7 of this report, as well as the other risk factors discussed in that section.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof.  We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.  Readers should carefully review the risk factors described in other documents that we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we file in fiscal year 2009.

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

In 2006, all of our revenue was earned from our customer service contracts.  The decline in revenue as compared to the prior year is due to the fact that our customers continued their transition from the discontinued CoSine products to other suppliers and, as a result, the demand for our services decreased during the year.   See "Outlook" section on pages 18 to 19 and "Risk Factors" section on pages 4 to 7.

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

LIQUIDITY AND CAPITAL RESOURCES

In 2006, we completed the wrap-up of our carrier services business.  We also sold the remaining assets of our carrier networks products business with sale of our patent portfolio in March 2006 and the sale of the rights to the related intellectual property in November 2006 (see Note 7 of the Notes to Consolidated Financial Statements).  We have adopted a strategy of seeking to enhance stockholder value by pursuing opportunities to redeploy our assets through an acquisition of one or more operating businesses with existing or prospective taxable earnings that can be offset by use of our net operating loss carry-forwards. Based on our $23.2 million in cash and short term investments at December 31, 2008 and on our cost reduction activities, we believe that we possess sufficient liquidity and capital resources to fund our operations and working capital requirements for at least the next 12 months. However, our restructuring activities and our new redeployment of assets strategy raise substantial doubt as to our ability to continue as a going concern.  See “Liquidity and Redeployment Strategy” in Note 1 of the Notes to Financial Statements.  See “Outlook” on pages 18 to 19 and “Risk Factors” on pages 4 to 7, which describes our redeployment of assets strategy.

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

At December 31, 2008, we had $23.2 million in cash and short-term investments.  Cash used by operations during the year ended December 31, 2008 was $40,000. We believe we possess sufficient liquidity and capital resources to fund our operations and working capital requirements for at least the next 12 months.

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

We have audited the accompanying balance sheets of CoSine Communications, Inc. the “Company”) as of December 31, 2008, and 2007 and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

COSINE COMMUNICATIONS, INC.

STATEMENTS OF OPERATIONS
(In thousands, except for per share data)

	Years Ended December 31,
	2008	2007	2006
Revenue:
Product	$—	$—	$—
Service	—	—	1,361
Total revenue	—	—	1,361
Cost of revenue (1)	—	—	1,663
Gross profit (loss)	—	—	(302)
Operating expenses:
General and administrative (2)	721	781	1,316
Total operating expenses	721	781	1,316
Loss from operations	(721)	(781)	(1,618)
Other income (expense):
Interest income	678	1,180	1,101
Interest expense	—	—	(4)
Other (3)	28	—	918
Total other income	706	1,180	2,015
(Loss) income before income tax benefit	(15)	399	397
Income tax (benefit)	—	(17)	(52)
Net (loss) income	$(15)	$416	$449
Basic net income (loss) per share	$(0.00)	$0.04	$0.04
Diluted net income (loss) per share	$(0.00)	$0.04	$0.04
Shares used to calculate net income (loss) per share:
Basic	10,091	10,091	10,091
Diluted	10,091	10,115	10,096
__________

(1)	Cost of revenue includes nil, nil and $100 of non-cash charges related to equity issuances in 2008, 2007, and 2006, respectively.
(2)	General and administrative expenses include $34, $39 and $40 in non-cash charges related to equity issuances in 2008, 2007, and 2006, respectively.
(3)	Other income includes gain on disposal of subsidiaries of $640 in 2006.

See accompanying notes to financial statements.

COSINE COMMUNICATIONS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2005	10,090,635	$1	$538,947	$632	$(516,977)	$22,603
Stock based compensation	—	—	40	—	—	40
Components of comprehensive income (loss):
Net income	—	—	—	—	449	449
Unrealized gain on investments, net of tax	—	—	—	25	—	25
Translation adjustment, net of tax	—	—	—	(640)	—	(640)
Total comprehensive income (loss)	—	—	—	(615)	449	(166)
Balance at December 31, 2006	10,090,635	1	538,987	17	(516,528)	22,477
Stock based compensation	—	—	39	—	—	39
Components of comprehensive income (loss):
Net income	—	—	—	—	416	416
Unrealized gain (loss) on investments, net of tax	—	—	—	(2)	—	(2)
Total comprehensive income (loss)	—	—	—	(2)	416	414
Balance at December 31, 2007	10,090,635	1	539,026	15	(516,112)	22,930
Stock based compensation	—	—	34	—	—	34
Components of comprehensive income (loss):
Net loss	—	—	—	—	(15)	(15)
Unrealized gain on investments, net of tax	—	—	—	73	—	73
Total comprehensive income	—	—	—	73	(15)	57
Balance at December 31, 2008	10,090,635	$1	$539,060	$88	$(516,127)	$23,022

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

The following table summarizes our financial assets measured at fair value on a recurring basis in accordance with SFAS 157 as of December 31, 2008 (in thousands) with comparative balances as of December 31, 2007:

 December 31, 2008

	Amortized Cost	Unrealized Gain / (Loss)	Fair Value	Significant Other Observable Inputs (Level 1)
Assets:
Cash equivalents:
Money market funds	$9,074	$—	$9,074	$9,074
Short-term investments:
Commercial paper	$2,645	$3	2,648	$2,648
Corporate obligations	4,725	(12)	4,713	4,713
U.S. governmental agency notes	6,539	97	6,636	6,636
Total	$13,909	$88	$13,997	$13,997

Liabilities	$—	$—	$—	$—

 December 31, 2007

	Amortized Cost	Unrealized Gain / (Loss)	Fair Value	Significant Other Observable Inputs (Level 1)
Assets:
Cash equivalents:
Money market funds	$9,074	$—	$12,635	$12,635
Short-term investments:
Commercial paper	$6,165	$18	6,183	$6,183
Corporate obligations	4,230	(3)	4,227	4,227
Total	$10,395	$15	$10,410	$10,410

Liabilities	$—	$—	$—	$—

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

The gross unrealized gain related to our portfolio of available-for-sale securities were primarily due to increase in fair value of debt securities as a result of the change in interest rates during 2008 and 2007.

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

Segment Reporting

We operate in only one segment: IP Service Delivery Platforms. Substantially all of our assets are located in the United States.

Revenues from customers by geographic region for the years ended December 31, 2008, 2007, and 2006 were as follows (in thousands):
Region	Revenue
2008
Europe	$—
Japan	—
North America	—
$0
2007
Europe	$—
Japan	—
North America	—
$0

2006
Europe	$150
Japan	—
North America	1,211
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

During the fiscal year ended December, 31 2008, there were stock option grants for a total of 8,000 shares, with an exercise price of $ 2.65 per share, the market price on the date of grant.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

OUR EXECUTIVE OFFICERS

Terry R. Gibson, 55, has served as a director and Chief Executive Officer of the Company since January 16, 2005, as our Secretary since September 23, 2004, and as our Executive Vice President and Chief Financial Officer since joining us in 2002.  Mr. Gibson is a Managing Director of SP, an affiliate of Steel Partners II, L.P., our largest shareholder.  Pursuant to a services agreement between the Company and SP, effective July 1, 2007, Mr. Gibson terminated his employment with us and joined SP as a Managing Director, however, he continues to serve as our Chief Executive Officer, Chief Financial Officer, Secretary, Principal Executive Officer, and Principal Accounting Officer as an employee of SP.  Mr. Gibson also currently serves as a director of Point Blank Solutions, Inc., a manufacturer of body armor systems.  Prior to joining us, Mr. Gibson served as Chief Financial Officer of Calient Networks, Inc. from May 2000 to December 2001.  He served as Chief Financial Officer of Ramp Networks, Inc. from March 1999 to May 2000 and as Chief Financial Officer of GaSonics, International, from June 1996 through March 1999.  He has also served as Vice President and Corporate Controller of Lam Research Corporation from February 1991 through June 1996.  Mr. Gibson holds a B.S. in Accounting from the University of Santa Clara.

OUR DIRECTORS

The names of our directors and their ages, titles and biographies as of April 1, 2009 appear below:

Name	Age	Position
Donald Green	77	Chairman of the Board of Directors
Charles J. Abbe	67	Director
Jack L. Howard	47	Director
Terry R. Gibson	55	Director, President, Chief Executive Officer, Chief Financial Officer and Secretary

Donald Green, 77, has served as Chairman of CoSine's Board of Directors since March 2002 and as a director since June 1999. Mr. Green was a co-founder of Advanced Fibre Communications, Inc., a provider of multi-service access solutions for the telecommunications industry, and served as its Chairman of the Board from May 1999 until his retirement in September 2001, and also served as Chief Executive Officer from May 1992 to May 1999. Mr. Green is a director of Redcondor, Inc., a managed service provider of highly resilient email security systems for businesses, education, government agencies and service providers.   Mr. Green is a director of Triaccess Technologies, Inc., a designer and marketer of video semiconductors.   Mr. Green holds a higher national certificate in electrical engineering from Willesdon Technical College.

Charles J. Abbe, 67, has served as a director of CoSine since August 2000. Until his retirement in June 2001, Mr. Abbe has served as President and Chief Operating Officer of JDS Uniphase Corporation, a designer, developer and manufacturer of fiber optic products, since April 2000, following the merger of Optical Coating Laboratory, Inc. with JDS Uniphase in February of the same year. Mr. Abbe served as Optical Coating Laboratory’s President and Chief Executive Officer from April 1998 to March 2000, as its President from November 1997 to April 1998 and as its Vice President and General Manager for North America and Asia from April 1996 to November 1997. Mr. Abbe currently serves as a director and chairman of the Audit Committee of Cymer, Inc., a semiconductor equipment company, and a director of OPNEXT, Inc., a fiber optic technology company. Mr. Abbe holds a B.S. and an M.S. in chemical engineering from Cornell University and an M.B.A. from Stanford University.

Jack L. Howard, 47, has served as a director of CoSine since July 25, 2005.  Mr. Howard is the President of Steel Partners LLC (“Steel Partners”), a global management firm, and has been associated with Steel Partners and its affiliates since 1993.  Mr. Howard co-founded Steel Partners II, L.P., a private investment partnership, in 1993.  He has been a registered principal of Mutual Securities, Inc., a NASD registered broker-dealer, since 1989.  Mr. Howard has served as the Chief Operating Officer of SP Acquisition Holdings, Inc. (“SP Acquisition”), a company formed for the purpose of acquiring one or more businesses or assets, since June 2007 and has served as its Secretary since February 2007.  He also served as a director of SP Acquisition from February 2007 to June 2007 and as its Vice-Chairman from February 2007 to August 2007.  Mr. Howard has been a director of WHX Corporation, a diversified industrial products manufacturing company, since July 2005.  He has served as a director (currently Chairman) of Adaptec, Inc., a storage solutions provider, since December 2007.  Mr. Howard served as Chairman of the Board of a predecessor entity of WebFinancial L.P. (“Web L.P.”), a diversified holding company with interests in a variety of businesses, from June 2005 to December 2008, as a director from 1996 to December 2008 and its Vice President from 1997 to December 2008.  From 1997 to May 2000, he also served as Secretary, Treasurer and Chief Financial Officer of Web L.P.’s predecessor entity.  He has served as a director of NOVT Corporation, a former developer of advanced medical treatments for coronary and vascular disease, since April 2006.  He has served as a director of CoSine Communications, Inc., a former global telecommunications equipment supplier, since July 2005.  He served as Chairman of the Board and Chief Executive Officer of Gateway Industries, Inc., a provider of database development and web site design and development services, from February 2004 to April 2007 and as Vice President from December 2001 to April 2007.

Terry R. Gibson's biography is set forth above in this Part III, Item 10 under the heading "Our Executive Officers."

Each of our directors was elected to be a director for a one-year term at the Company's annual meeting of stockholders held on May 8, 2008.  There are no family relationships among any of our directors or executive officers.

Stockholder Nominations for Director

The Board of Directors will consider director candidates recommended by stockholders if submitted in writing to the Chairman of the Board of Directors, c/o Terry R. Gibson, Corporate Secretary, 61 East Main Street, Suite B, Los Gatos, California 95030.

Audit Committee of the Board.

Our Board of Directors currently has an Audit Committee, which is comprised of Messrs. Green, Abbe and Howard and is chaired by Mr. Green. The Audit Committee oversees our accounting and financial reporting processes and the audit of our financial statements, reviews our internal accounting procedures, appoints, compensates, retains and oversees the independent accountants, reviews and approves all audit and non-audit services performed by the independent accountants, reviews with the independent accountants the scope and results of their annual examination of our consolidated financial statements, and performs the other functions specified in the Audit Committee Charter.

The Board of Directors has determined that Mr. Abbe is an "Audit Committee Financial Expert" as defined in applicable rules of the Securities and Exchange Commission.  Our Board of Directors has also determined that Messrs. Green and Abbe meet the definition of "independence" as defined in Rule 4350(d) of the NASDAQ Manual of Marketplace Rules as applicable to audit committees of "listed" companies and meet all additional independence requirements set forth in Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended, applicable to audit committees of "listed" companies, subject to their receipt of ordinary-course compensation for serving as members of such committees permitted under Rule 10A-3(b)(1)(iv).  As our stock is not "listed," within the meaning of Rule 10A-3, the members of our Audit Committee are not required to be "independent."

Due to Mr. Howard's relationship with Steel Partners II, L.P., our largest stockholder, our Board of Directors does not deem him an “independent director” as defined in Rule 4350(d).

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who beneficially own more than 10 percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than 10 percent beneficial stockholders are required by the regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal years ended December 31, 2008, our officers, directors and greater than 10 percent beneficial owners complied with all Section 16(a) filing requirements, except that on December 15, 2008, J Howard, Inc. filed a Form 3 reporting, as of July 25, 2005, direct ownership of 170,300 shares of our common stock and membership in a Section 13(d) group, with Steel Partners II, L.P., that beneficially owned in excess of 10 percent of our equity securities.

CODE OF ETHICS

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

Item 11.  Executive Compensation

EXECUTIVE OFFICER COMPENSATION

Summary Compensation

Historically, the Compensation Committee of the Board of Directors (the “Committee”) was responsible for establishing, implementing and monitoring adherence of executive compensation with our compensation philosophy.  The Committee determined the overall compensation of our executive officers, including the Chief Executive Officer, oversaw the administration of executive compensation programs and ensured that executive compensation was fair, reasonable and competitive.  The Committee was dissolved effective November 6, 2008, and the full Board of Directors assumed its responsibilities.

In efforts to reduce our operating expenses while executing our redeployment strategy, effective July 1, 2007, our Board of Directors approved the retention of SP Corporate Services, LLC to provide us, on a non-exclusive basis, a full range of executive, financial and administrative support services and personnel, including the services of all our executive officers.  Our objective in retaining SP Corporate Services, LLC was to maintain continuity in management while minimizing our operating expenses during the execution of our redeployment strategy.  In retaining SP Corporate Services, LLC, we determined the total compensation, overhead and administrative expenses associated with employing staff and executive officers to provide internally all necessary executive, financial and administrative support services and personnel requirements to be substantially more expensive than the expense at which we could obtain similar services from SP Corporate Services, LLC.  During fiscal year 2008, we paid SP Corporate Services, LLC $204,000, or $17,000 per month, for all of our customary executive, financial and administrative support services, rent and personnel.  Prior to retaining SP Corporate Services, LLC, we incurred approximately $24,500 per month for equivalent services.

Mr. Gibson has served as our Chief Financial Officer since January 2002, as our Secretary since September 23, 2004, and as a director and Chief Executive Officer since January 16, 2005.  Mr. Gibson was employed by us from January 2002 until he terminated employment on January 3, 2005, although continuing to serve as an executive officer and consultant.  On October 6, 2005, Mr. Gibson was rehired as an employee at an annual salary of $225,000 per year, at which time he was also granted options to purchase 100,000 shares of our common stock, of which 50,000 shares were immediately exercisable with the balance vesting over the next three years.  Due to decreasing responsibilities as a result of our discontinuing our products and customer support services and his devotion of time to other ventures, Mr. Gibson's annual salary was reduced to $200,000 effective June 1, 2006 and to $150,000 effective November 1, 2006.  Effective June 30, 2007, Mr. Gibson terminated employment with us and began serving as our sole executive officer as an employee of SP Corporate Services, LLC.  Since July 1, 2007, SP Corporate Services, LLC has been responsible for all of Mr. Gibson's employment-related compensation and benefits.  Since July 1, 2007, we have only compensated Mr. Gibson for serving as a non-employee director of CoSine through annual non-employee director stock option grants.  Mr. Gibson is not paid any cash compensation for serving on our Board of Directors.

We did not pay Mr. Gibson any employment-related compensation in fiscal year 2008. During the fiscal year 2008, we incurred $204,000 for services performed by SP Corporate Services, LLC, which included a full range of executive, financial and administrative support services and personnel, including the services of Mr. Gibson as our Chief Executive Officer, Chief Financial Officer, Secretary, Principal Executive Officer and Principal Accounting Officer, maintenance of our corporate office and records, rent, periodic reviews of transactions in our stock to assist in preservation of our NOLs, and related executive, financial, accounting and administrative support services.

The following table summarizes the total compensation awarded to, earned by, or paid for services rendered to us in all capacities during each of the fiscal years ended December 31, 2008 and 2007, respectively, by Mr. Gibson who served as our only executive officers at any time during fiscal year 2008.

SUMMARY COMPENSATION TABLE

	Fiscal	Salary	Option Awards	All Other Compensation	Total
Name and Principal Position	Year	($)	($) (1)	($)(2)(3)	($)
Terry R. Gibson	2008	-	27,246	204,000	231,246
Director, President, Chief Executive Officer Executive, Chief Financial Officer and Secretary	2007	75,000	27,283	108,312	210,595
_____________________________

(1)
The amounts in the column entitled “Option Awards” reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008, in accordance with FAS 123(R) of awards pursuant to the 2000 Stock Plan and thus includes amounts from awards granted prior to 2008.  For 2008, the amounts in the column entitled “Option Awards” also reflect awards under the 2000 Director Option Plan in connection with Mr. Gibson serving as a non-employee director of CoSine. Assumptions used in the calculation of these amounts for fiscal years ended December 31, 2007 and 2008 are included in note 4 of our audited financial statements for the fiscal year ended December 31, 2008, included in this Annual Report on Form 10-K/A.

(2)
For 2007, this amount includes, for reference purposes only, the aggregate dollar amount paid to SP Corporate Services, LLC in 2007 for providing all our executive, financial and administrative support services and personnel requirements, including but not limited to those of Mr. Gibson, and the reimbursement of Mr. Gibson's family health care insurance while an employee of CoSine for 2007 in the amount of $6,312.

(3)
For 2008, this amount includes, for reference purposes only, the aggregate dollar amount paid to SP Corporate Services, LLC in 2008 for its providing all our executive, financial and administrative support services and personnel requirements, including but not limited to those of Mr. Gibson, and compensation paid to Mr. Gibson for serving as a non-employee director of CoSine. See below in this Part III, Item 11 under the heading "Compensation of Directors." As Mr. Gibson was an employee of SP Corporate Service, LLC during fiscal year 2008, we did not provide him with any family health care insurance or other employee benefits.

Grants of Plan Based Awards

No stock option or other equity-based grants were made by us to our executive officer during fiscal year 2008, except in his capacity as a non-employee director.  See below in this Part III, Item 11 under the heading "Compensation of Directors."

Outstanding Equity Awards at Fiscal Year-End

The following table provides information relating to stock options, stock awards and incentive plan awards of each of the Named Executive Officers outstanding as of December 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#)(2) Unexercisable		Option Exercise Price ($)	Option Expiration Date

Terry R. Gibson	100,000	(1)	-		$2.60	10/06/2015
			2,000	(2)	$2.65	5/8/2018
_____________________________

(1)
The options represent options to purchase 100,000 shares of our common stock granted on October 6, 2005, of which 50,000 shares were immediately exercisable with the balance vesting over the next three years of a ten-year term.

(2)
The options represent options to purchase 2,000 shares of our common stock granted on May 8, 2008 for serving as a non-employee director of CoSine, of which each vest on the fourth anniversary of the date of grant.  See below in this Part III, Item 11 under the heading "Compensation of Directors."

Option Exercises and Stock Vested

No stock options were exercised by our executive officers nor did any stock awards vest during fiscal 2008.

Pension Benefits

We do not maintain any plan that provides for pension benefits to our executive officers.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

We do not maintain any defined contribution or other plan providing for the payment of deferred compensation to our executive officers.

Potential Payments Upon Termination or Change in Control

Terry R. Gibson, our sole executive officer, does not have an employment agreement or other arrangement with us that provides for termination, severance or change-in-control payments or benefits. The vesting of all outstanding stock options to purchase 100,000 shares of our common stock as granted to Mr. Gibson on October 6, 2005, which were otherwise subject to accelerated vesting provisions, are now fully vested.

The vesting of all outstanding stock options to purchase 2,000 shares of our common stock granted to Mr. Gibson on May 8, 2008 in connection with his service as a non-employee director of CoSine will fully accelerate in the event of our merger with or into another corporation or the sale of all or substantially all of our assets if the options are not assumed or if the options are assumed and Mr. Gibson's status as our director or a director of the successor corporation, as applicable, is terminated other than upon his voluntary resignation.

The following table represents the “in-the-money” or intrinsic value of those shares subject to stock options held by Terry R. Gibson, our sole executive officer, as of December 31, 2008 for which vesting would be accelerated under the circumstances described in the preceding paragraph, calculated based on a closing sale price of $1.75 per share on December 31, 2008 minus the exercise price of $2.65 per share.

Name	Voluntary Resignation on 12/31/08 ($)	For Cause Resignation on 12/31/08 ($)	Involuntary Not for Cause Resignation on 12/31/08 ($)	Involuntary Not For Cause Constructive Resignation on 12/31/08 ($)

Terry R. Gibson	-	-	-	-

COMPENSATION OF DIRECTORS

Cash Compensation.

Each non-employee director, other than Mr. Gibson, receives a quarterly retainer in the amount of $2,000.  In addition, each non-employee director, other than Mr. Gibson, receives $1,000 for attending a Board of Directors meeting in person, $500 for attending a committee meeting in person, and $250 for attending a Board of Directors or committee meeting by telephone. We do not compensate directors for committee meetings held together with a Board of Directors meeting. We reimburse directors for travel and other expenses incurred in attending Board of Directors and committee meetings.

Stock Option Grants.

Each non-employee director who is first appointed or elected after September 26, 2000 (the date of our initial public offering) will automatically receive under our 2000 Director Option Plan an option to acquire 8,000 shares of our common stock. These initial options will vest in four equal annual installments. Under the 2000 Director Option Plan, each non-employee director in office for at least six months before each annual meeting of stockholders will receive an additional option to acquire 2,000 shares of our common stock. These subsequent options will vest on the fourth anniversary of the date of grant. Both the initial and subsequent options fully accelerate in the event of our merger with or into another corporation or the sale of all or substantially all of our assets if the options are not assumed or if the options are assumed and the option holder's status as our director or a director of the successor corporation, as applicable, is terminated other than upon his or her voluntary resignation.  We may also grant directors’ options or restricted stock under our 2000 Stock Plan.

Non-employee directors received option grants during 2008 as listed in the table below. The options granted each vest on the fourth anniversary of the date of grant.

Director Summary Compensation

The following table summarizes the total compensation awarded to, earned by, or paid for services rendered to us during the fiscal years ended December 31, 2008 by each person who served as one of our non-employee directors at any time during fiscal year 2008.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Charles J. Abbe	9,000	1,823	10,823
Donald Green	9,000	1,823	10,823
Jack L. Howard	9,000	3,108	12,108
Terry R. Gibson (2)	-	27,246	27,246
 ___________________________

(1)
The amounts in the column entitled “Option Awards” reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008, in accordance with FAS 123(R) of awards pursuant to the 2000 Director Option Plan and the 2000 Stock Plan and thus include amounts from awards granted prior to 2008.  Assumptions used in the calculation of this amount for fiscal years ended December 31, 2007 and 2008 are included in note 4 of our audited financial statements for the fiscal year ended December 31, 2008, included in this Annual Report on Form 10-K/A.

(2)	Mr. Gibson receives no cash retainer for attending Board of Director or committee meetings.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

      The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of March 17, 2009, unless otherwise noted, by: (i) each person or entity who is known by the Company to own beneficially 5% or more of the Company’s outstanding Common Stock; (ii) each director of the Company; (iii) the executive officers named in the Summary Compensation Table set forth in this Part III, Item 12 under the heading in the “Executive Officer Compensation” (the “Named Executive Officers”); and (iv) all directors and executive officers of the Company who were serving on the Board of Directors and/or were in office as of March 17, 2009 as a group.

	Shares of Common Stock
	Beneficially Owned(2)
		Percent of
Name and Address of Beneficial Owner(1)	Number	Class(3)

5% Stockholders
Steel Partners II, L.P. (4)	2,631,384	26.1%
590 Madison Avenue, 32nd Floor
New York, NY 10022
WHX CS Corp. (5)	1,898,337	18.8%
555 Theodore Fremd Avenue
Rye, New York 10580
Empyrean Capital Partners, LP (6)	859,800	7.9%
10250 Constellation Boulevard, Suite 2950
Los Angeles, CA 90667
Directors and Named Executive Officers
Terry R. Gibson, Director, Chief Executive Officer, Chief Financial Officer and Secretary (7)	100,000	*
Charles J. Abbe, Director(8)	20,200	*
Donald Green, Chairman(9)	42,484	*
Jack L. Howard, Director (10)	253,425	2.5%
All directors and current executive officers as a group (4 persons)(11)	416,109	4.1%
____________________________
*	Less than 1%.

(1)
Unless otherwise indicated, the address for each listed stockholder is c/o CoSine Communications, Inc., 61 East Main Street, Suite B, Los Gatos, CA 95030. Except as otherwise indicated, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)
Beneficial ownership is determined in accordance with the rules promulgated by the Securities and Exchange Commission. Under such rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after March 17, 2009 (or as of May 16, 2009) through the exercise of any stock option or other right. Shares of common stock subject to options that are presently exercisable or exercisable within 60 days after March 17, 2009 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage of any other person.

(3)	Percentage of beneficial ownership is based on 10,090,635 shares of common stock outstanding as of March 17, 2009, adjusted as required by rules promulgated by the Securities and Exchange Commission.

(4)
All 2,631,384 shares of the Company are held in the name of Steel Partners II, L.P., a Delaware limited partnership. WebFinancial, L.P., a Delaware limited partnership, is the sole limited partner of Steel Partners II, L.P.  Steel Partners II Master Fund, L.P., a Cayman Islands exempted limited partnership, owns 99% of the limited partnership interests in WebFinancial, L.P.   Steel Partners LLC, a Delaware limited liability company, has been delegated the exclusive power to vote and dispose of the 2,631,384 shares held by Steel Partners II, L.P.  Warren G. Lichtenstein is manager of Steel Partners LLC.  By virtue of these relationships, each of Steel Partners II, L.P., Steel Partners LLC, WebFinancial, L.P. and Mr. Lichtenstein may be deemed to hold sole voting and investment power over all 2,631,384 shares.  Jack L. Howard is president of Steel Partners LLC.  Mr. Howard also controls EMH Howard, LLC and J Howard, Inc. and, in such capacities, holds sole voting and investment power over 500 shares of the Company stock held by EMH Howard, LLC and 170,300 shares of the Company stock held by J Howard, Inc. Mr. Howard also holds 76,625 shares of the Company in an IRA SEP over which he is deemed to hold sole voting and investment powers and is the beneficial owner of 6,000 shares that are subject to exercisable options.    Mr. Howard is also a director of the Company.  Terry R. Gibson is a Managing Director of SP Corporate Services, LLC, a company affiliated with Steel Partners II, L.P. and a director and the sole executive officer of the Company.   The information in this footnote is based on a Schedule 13D/A filed on January 5, 2009 on behalf of Steel Partners II, L.P., Steel Partners II Master Fund, L.P., Steel Partners LLC, WebFinancial L.P., Mr. Lichtenstein, Mr. Howard, Mr. Gibson, EMH Howard, LLC and J Howard, Inc.

(5)
WHX CS Corp., a Delaware corporation, and WHX Corporation, a Delaware corporation, each has sole power to vote and to dispose of the 1,898,337 shares. WHX CS Corp. is a wholly owned subsidiary of WHX Corporation. Steel Partners II, L.P., a Delaware limited liability company, is a majority stockholder of WHX Corporation.  WebFinancial, L.P., a Delaware limited partnership, is the sole limited partner of Steel Partners II, L.P.; Steel Partners II Master Fund, L.P., a Cayman Islands exempted limited partnership, owns 99% of the limited partnership interests in WebFinancial, L.P.; Steel Partners LLC, a Delaware limited liability company, has been delegated the exclusive power to vote and dispose of the securities held by Steel Partners II, L.P.; Jack L. Howard is president of Steel Partners LLC; and  Warren G. Lichtenstein is manager of Steel Partners LLC, as explained in footnote 4 above.  Glen M. Kassan is a Managing Director and operating partner of Partners LLC.  John H. McNamara, Jr. is a Managing Director and investment professional of Partners LLC.  John J. Quicke is a Managing Director and operating partner of Partners LLC.  Messrs. Lichtenstein, Howard, Kassan, McNamara and Quicke are also directors of WHX.   WHX CS Corp. and WHX Corporation disclaim beneficial ownership of the shares held by Steel Partners II, L.P., Steel Partners LLC and Mr. Lichtenstein, as described in footnote 4 above.  The information in this footnote is based upon the Schedule 13D filed on November 1, 2005 and a Form 3 filed on November 2, 2005 on behalf of WHX CS Corp. and WHX Corporation, a Schedule 13D/A filed as to WHX Corporation on January 6, 2009 on behalf of Steel Partners II, L.P., Steel Partners II Master Fund L.P., Steel Partners LLC, WebFinancial L.P., EMH Howard, LLC, Warren G. Lichtenstein, Jack L. Howard, Glen M. Kassan, John H. McNamara, Jr. and John J. Quicke, and a Schedule 13D/A filed on January 5, 2009 on behalf of Steel Partners II, L.P., Steel Partners II Master Fund, L.P., Steel Partners LLC, WebFinancial L.P., Mr. Lichtenstein, Mr. Howard, Mr. Gibson, EMH Howard, LLC and J Howard, Inc., as described in footnote 4 above,

(6)
Of the 859,800 shares, 366,746 shares are held directly by Empyrean Capital Fund, LP ("ECF") which has shared voting and investment power over such shares and 493,054 shares are held by Empyrean Capital Overseas Fund, Ltd. ("ECOF") which has shared voting and investment power over such shares. Empyrean Capital Partners, LP ("ECP”) is the investment manager for ECF and ECOF and in such capacity holds shared voting and investment power over all 859,800 shares. Empyrean Capital, LLC is the general partner of ECP and in such capacity holds shared voting and investment power over all 859,800 shares. Empyrean Associates, LLC ("EA") is the general partner of ECF and in such capacity holds shared voting and investment power over 366,746 shares. Amos Meron and Michael Price are the managing members of EC and EA and in such capacities share voting and investment power over all 859,800 shares. The information in this footnote is based upon the Schedule 13G/A filed February 17, 2009 on behalf of Messrs. Meron and Price, EC, EA, ECP, ECF, and ECOF.

(7)
All 100,000 shares are subject to exercisable options.  Mr. Gibson is also a Managing Director of SP Corporate Services, LLC, a company affiliated with Steel Partners II, L.P. and a director and the sole executive officer of the Company.

(8)	Of the 20,200 shares, 17,000 are subject to exercisable options, and 3,200 shares are owned directly by Mr. Abbe.
(9)
Of the 42,484 shares, 12,000 are subject to exercisable options, 16,046 shares are owned directly by Mr. Green, 173 shares are owned directly by Green Venture Capital I, L.P. and 14,265 shares are owned directly by Green Venture Capital II, L.P. Mr. Green is the general partner of Green Venture Capital I, L.P. and Green Venture Capital II, L.P. Mr. Green disclaims beneficial ownership of the shares owned directly by Green Venture Capital I, L.P. and Green Venture Capital II, L.P., except to the extent of his pecuniary interest in the shares.

(10)
Of the 253,425 shares, 6,000 are subject to exercisable options.  Mr. Howard is also the director of and controls EMH Howard, LLC and J Howard, Inc. and, in such capacities, holds sole voting and investment power over 500 shares of the Company stock held by EMH Howard, LLC and 170,300 shares of the Company stock held by J Howard, Inc. Mr. Howard also holds 76,625 shares of the Company in an IRA SEP over which he is deemed to hold sole voting and investment powers.  Mr. Howard, a director of the Company, is President of Steel Partners LLC.  Steel Partners LLC has been delegated the exclusive power to vote and dispose of the 2,631,384 shares held by Steel Partners II, L.P. as explained in footnote 4 above.  The information in this footnote is based a Schedule 13D/A filed on January 5, 2009 on behalf of Steel Partners II, L.P., Steel Partners II Master Fund, L.P., Steel Partners LLC, WebFinancial L.P., Mr. Lichtenstein, Mr. Howard, Mr. Gibson, EMH Howard, LLC and J Howard, Inc.

(11)
Of the 416,109 shares, 3,200 shares are owned by Mr. Abbe, as explained in footnote 7 above, 30,484 shares are owned by Mr. Green, Green Venture Capital I, L.P. and Green Venture Capital II, L.P as explained in footnote 8 above, 247,425 shares are owned by Mr. Howard, EMH Howard, LLC and J Howard, Inc. as explained in footnote 10 above, and an additional 135,000 shares are subject to options that are exercisable within 60 days of March 17, 2009 all of which will be vested as of May 16, 2009.

EQUITY COMPENSATION PLANS

Information regarding securities authorized for issuance under the Company's equity compensation plans is set forth in Part I, Item 5 above,

Item 13.  Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

Transactions with Related Persons, Promoters and Certain Control Persons.   Pursuant to an agreement dated June 15, 2007 and renewed on July 1, 2008 (the "Services Agreement"),  SP Corporate Services, LLC provides us, on a non-exclusive basis, a full range of executive, financial and administrative support services and personnel, including the services of a Chief Executive Officer, Chief Financial Officer, Secretary, Principal Executive Officer and Principal Accounting Officer, rent, maintenance of our corporate office and records, periodic reviews of transactions in our stock to assist in preservation of our NOLs, and related executive, financial, accounting and administrative support services. The Service Agreement became effective as of July 1, 2007.  Under the Services Agreement, we pay SP Corporate Services, LLC a monthly fee of $17,000 in exchange for SP Corporate Services, LLC's services.  SP Corporate Services, LLC is responsible for compensating and providing all applicable employment benefits to any SP Corporate Services, LLC personnel in connection with providing services under the Services Agreement. We reimburse SP Corporate Services, LLC for reasonable and necessary business expenses of ours incurred by SP Corporate Services, LLC, and we are responsible for payment of fees related to audit, tax, legal, stock transfer, insurance broker, investment advisor and banking services provided to us by third party advisors. The Services Agreement has a term of one year and automatically renews for successive one year periods unless otherwise terminated by either party. The Services Agreement is also terminable by us upon the death of Terry R. Gibson or his resignation as our Chief Executive Officer, Chief Financial Officer or Secretary of the Company. Under the Services Agreement, SP Corporate Services, LLC and its personnel are entitled to the same limitations on liability and indemnity rights available under our charter documents to any other person performing such services for us. During fiscal year 2008, we incurred $204,000 for services performed by SP Corporate Services, LLC under the Services Agreement.

SP Corporate Services, LLC is affiliated with Steel Partners II, L.P., our largest stockholder, by virtue of SP Corporate Services, LLC’s President, Warren Lichtenstein, serving as the managing member of Steel Partners II GP LLC, the general partner of Steel Partners II, L.P.  SP Corporate Services, LLC is also a wholly owned subsidiary of Steel Partners, Ltd., also controlled by Mr. Lichtenstein.  Mr. Gibson is the Managing Director of SP Corporate Services, LLC.

Pursuant to the Services Agreement, Mr. Gibson, who terminated his employment with us in 2007, serves as our Chief Executive Officer, Chief Financial Officer, Secretary, Principal Executive Officer and Principal Accounting Officer as an employee of SP Corporate Services, LLC.  SP Corporate Services, LLC is responsible for compensating Mr. Gibson, including providing him with all applicable employment benefits to which he may be entitled, for his serving as our Chief Executive Officer, Chief Financial Officer, Secretary, Principal Executive Officer and Principal Accounting Officer and for any other services he may provide to us under the Services Agreement.

Review, Approval and Ratification of Transactions with Related Person.   Annually, each of our directors and officers must complete a Director and Officer Questionnaire which requires disclosure of any transactions or proposed transactions to which we are or are to be a party and in which a director or officer, a member of his or her immediate family or any affiliated company of such director or officer has or will have a direct or indirect material interest.  Our full Audit Committee is charged with reviewing and approving, or ratifying, any transaction between or among us and any such "related person"; provided, however, to the extent any director is the "related person" in question, such director will not participate in any review of or vote on such a transaction.  Our policy regarding the review, approval and ratification of such transactions with "related persons" is in writing as set forth in the Charter of the Audit Committee.

Director Independence

Full Board of Directors.   Our Board of Directors is composed of Messrs. Green, Abbe, Howard and Gibson. Our stock trades in the over the counter market and is quoted on the Pink Sheets Electronic Quotation Service under the symbol “COSN.PK.”  As our stock is not "listed," within the meaning of Rule 10A-3 of the Securities Exchange Act of 1934, as amended, our directors are not required to be "independent" as defined in the NASDAQ listing standards.  Our Board of Directors has nevertheless determined that Messrs. Green and Abbe are "independent directors" as defined in Rule 4200(a)(15) of the NASDAQ Manual of Marketplace Rules as applicable to "listed" companies.

Due to Mr. Howard's relationship with Steel Partners II, L.P., our largest stockholder, our Board of Directors does not deem him an “independent director” as defined in Rule 4200(a)(15).

Due to Mr. Gibson's relationship with Steel Partners II, L.P., our largest stockholder, by virtue of his serving as Managing Director of SP Corporate Services, LLC, which is affiliated with Steel Partners II, L.P., our Board of Directors does not deem him an “independent director” as defined in Rule 4200(a)(15).

Audit Committee of the Board.  Our Board of Directors currently has an Audit Committee, which is composed of Messrs. Green, Abbe and Howard.  Our Board of Directors has also determined that Messrs. Green and Abbe meet the definition of "independence" as defined in Rule 4350(d) of the NASDAQ Manual of Marketplace Rules as applicable to audit committees of "listed" companies and meet all additional independence requirements set forth in Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended, applicable to audit committees of "listed" companies, subject to their receipt of ordinary-course compensation for serving as members of such committees permitted under Rule 10A-3(b)(1)(iv).  As our stock is not "listed," within the meaning of Rule 10A-3, the members of our Audit Committee are not required to be "independent."

Due to Mr. Howard's relationship with Steel Partners II, L.P., our largest stockholder, our Board of Directors does not deem him an “independent director” as defined in Rule 4350(d).

Compensation and Nominating and Corporate Governance Committees of the Board.  Effective November 6, 2008, the Board of Directors dissolved the Compensation Committee and the Nominating and Corporate Governance Committee.  We believe that the members of the Board of Directors are collectively capable of performing the functions associated with Compensation and Nominating and Corporate Governance Committees.  In addition, given our limited size and operations, current lack of executive compensation requirements and level of Board of Director participation, we believe it would be overly costly and burdensome to continue to maintain separate Compensation and Nominating and Corporate Governance Committees.

Until its dissolution effective November 6, 2008, the Compensation Committee was composed of Messrs. Green, Abbe and Howard and was chaired by Mr. Howard.

Until its dissolution effective November 6, 2008, the Nominating and Corporate Governance Committee was composed of Messrs. Abbe, Green and Howard and was chaired by Mr. Abbe.

Item 14. Principal Accountant Fees and Services

Principal Accountant Fees and Services

Aggregate fees for professional services rendered by Burr, Pilger & Mayer LLP during 2008 and 2007 were as follows:

	2008	2007

Audit Fees - Burr, Pilger & Mayer LLP (1)	$108,875	$134,000
Audit related fees – Burr, Pilger & Mayer LLP	—	—
Tax fees (2)	23,753	23,000
All other fees	—	—
Total	$132,628	$157,000
    ____________________
(1)	Audit fees include fees associated with the annual audit, review of the Company's Annual Report on Form 10-K, and the reviews of the Company’s quarterly reports on Form 10-Q.
(2)	Tax fees included tax compliance and tax advice.

Pre-Approval Policy and Procedures

     All professional services rendered by our independent registered public accounting firms are required to be pre-approved by the Audit Committee.  In fiscal years 2007 and 2008, all services were pre-approved by the Audit Committee. The Audit Committee pre-approves and reviews audit and non-audit services performed by our independent registered public accounting firm as well as the fees charged by our independent registered public accounting firm for such services. As part of its pre-approval and review of non-audit service fees, the Audit Committee considers, among other factors, the possible effect of the performance of such services on our independent registered public accounting firm's independence. To avoid certain potential conflicts of interest in maintaining our independent registered public accounting firm independence, the law prohibits a publicly traded company from obtaining certain non-audit services from its independent registered public accounting firm. The Audit Committee approved all of the services provided by Burr, Pilger & Mayer LLP in 2007 and 2008.

Item 15.  Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K/A:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

All schedules are omitted as they are not applicable or the required information is shown in the financial statements or the notes thereto.

(3)	Exhibits:

See Exhibit Index on page 52.  The Exhibits listed in the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-K/A.

COSINE COMMUNICATIONS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2009.

COSINE COMMUNICATIONS, INC.

By:	/s/ TERRY R. GIBSON
Terry R. Gibson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on April 29, 2009 by the following persons in the capacities indicated.

Signature	Title

/s/ TERRY R. GIBSON	Chief Executive Officer, Chief Financial Officer and
Terry R. Gibson	Director (Principal Executive Officer and Principal Accounting Officer)

/s/ Donald Green*	Chairman of the Board and Director
Donald Green

/s/ Charles J. Abbe*	Director
Charles J. Abbe

/s/ Jack L. Howard*	Director
Jack L. Howard

* By:	/s/ Terry R. Gibson
Terry R. Gibson, Attorney-in-Fact

EXHIBIT INDEX

Description

3.2*	Fourth Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on May 30, 2006 (incorporated by reference to Exhibit 3.1 to Form 10-Q filed August 2, 2006).
3.3*	Bylaws (incorporated by reference to Exhibit 3.3 to Form 8A (file no. 000-30715) filed May 26, 2000).
3.4*	First Amendment to Bylaws dated April 30, 2001 (incorporated by reference to Exhibit 3.3 to Form 10-Q filed August 13, 2001).
3.5*	Second Amendment to Bylaws dated January 28, 2003 (incorporated by reference to Exhibit 3.4 to Form 10-K filed March 27, 2003).
3.6*	Third Amendment to Bylaws dated February 2, 2004 (incorporated by reference to Exhibit 3.5 to Form 10-K filed March 25, 2004).
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

10.1*	1997 Stock Plan (as amended and restated) and forms of agreements thereunder (incorporated by reference to Exhibit 10.5 of Registration Statement on Form S-1 filed April 28, 2000).
10.2*	2000 Stock Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.2 of Amendment No. 1 to Registration Statement on Form S-1 filed June 6, 2000).
10.3*	2000 Director Option Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.4 of Amendment No. 1 to Registration Statement on Form S-1 filed June 6, 2000).
10.4*	2002 Stock Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.17 to Form 10-K filed March 25, 2002).
10.5*	Statement of Work between Registrant and Wipro Limited, dated October 14, 2004 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 15, 2004).
10.6*	Services Agreement by and between Cosine Communications, Inc. and SP Corporate Services LLC, effective as of July 1, 2007 (incorporated by reference to Exhibit 10.1 to Form 8K filed June 19, 2007).
14.1*	Code of Business Conduct and Ethics, adopted March 11, 2008 (incorporated by reference to Exhibit 14.1 to Form 10-K filed March 14, 2008).
23.1*	Consent of Independent Registered Public Accounting Firm – Burr, Pilger & Mayer LLP.
24*	Power of Attorney (incorporated by reference to the signature page of the Initial Filing on Form 10-K filed February 18, 2009).
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