Form 10-Q
period 2009-03-31
COSINE COMMUNICATIONS INC
filed 2009-05-11
CIK 1060824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Small reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒   No ☐

There were 10,090,635 shares of the Registrant’s Common Stock, par value $.0001, outstanding on April 30, 2009.

COSINE COMMUNICATIONS, INC.

FORM 10-Q

Quarter ended March 31, 2009

TABLE OF CONTENTS

		Page
PART I
FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited):
	Condensed Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008	3
	Condensed Statements of Operations for the Three Months Ended March 31, 2009 (unaudited) and 2008	4
	Condensed Statements of Cash Flows for Three Months Ended March 31, 2009 (unaudited) and 2008	5
	Notes to Condensed Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16

PART II
OTHER INFORMATION

Item 1. Legal Proceedings		17
Item 1A. Risk Factors		18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		18
Item 6. Exhibits		18
Signature		19
Exhibit Index		20
Certifications

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

COSINE COMMUNICATIONS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except for par value and share data)

	March 31, 2009	December 31, 2008[1]
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,311	$9,155
Short-term investments	7,715	13,997
Accounts Receivable - Other	32	96
Prepaid expenses and other current assets	20	31
Total current assets	23,078	23,279
Long term deposit and other	3	3
	$23,081	$23,282

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$224	$207
Accrued other liabilities	20	53
Total current liabilities	244	260

Commitments and contingencies (note 2)

Stockholders' equity:
Preferred stock, 3,000,000 authorized, none issued and outstanding	—	—
Common stock, $.0001 par value, 22,000,000 shares authorized; 10,090,635 shares issued and outstanding at March 31, 2009 and December 31, 2008	1	1
Additional paid-in capital	539,068	539,060
Accumulated other comprehensive income	50	88
Accumulated deficit	(516,282)	(516,127)
Total stockholders' equity	22,837	23,022
	$23,081	$23,282

See accompanying notes to condensed financial statements.

(1)The information in this column was derived from the Company's audited financial statements for the year ended December 31, 2008.

COSINE COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenue:
Product	$—	$—
Service	—	—
Total revenue	—	—
Cost of revenue	—	—
Gross profit	—	—

Operating expenses:
Research and development	—	—
Sales and marketing	—	—
General and administrative[1]	225	178
Total operating expenses	225	178

Loss from operations	(225)	(178)

Other income:
Interest and other income	71	230
Total other income	71	230

Income (loss) before income tax provision	(154)	52

Income tax provision	(1)	—

Net (loss) income	$(155)	$52

Basic net (loss) income per share	$(0.02)	$0.01
Diluted net (loss) income per share	$(0.02)	$0.01

Shares used in computing per share amounts:
Basic	10,091	10,091
Diluted	10,091	10,091

See accompanying notes to condensed financial statements.

(1) General and administrative expenses include $8 for the three months ended March 31, 2009 and 2008, respectively for non-cash charges related to equity issuances.

COSINE COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Operating activities:
Net (loss) income	$(155)	$52
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Expense for option vesting	8	8
Change in operating assets and liabilities:
Accounts receivable, trade	—	—
Other receivables	64	(43)
Prepaid expenses and other current assets	11	13
Accounts payable	17	22
Accrued other liabilities	(33)	(87)
Net cash used in operating activities	(88)	(35)

Investing activities:
Purchase of short-term investments	—	(11,769)
Proceeds from sales and maturities of short-term investments	6,244	7,495
Net cash provided by (used in) investing activities	6,244	(4,274)

Net increase (decrease) in cash and cash equivalents	6,156	(4,309)
Cash and cash equivalents at the beginning of the period	9,155	12,709
Cash and cash equivalents at the end of the period	$15,311	$8,400

See accompanying notes to condensed financial statements.

COSINE COMMUNICATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

We were a provider of carrier network equipment products and services until the fourth quarter of fiscal year 2004 during which time we discontinued our product lines, took actions to lay off most of our employees, terminated contract manufacturing arrangements, contractor and consulting arrangements and various facility leases, and sold, scrapped or wrote-off our inventory, property and equipment. In July 2005, our board of directors approved our strategy of redeploying our existing resources to identify and acquire new business operations.  In 2006, we sold the remaining assets of our carrier network products business with the sale of our patent portfolio and the rights to the related intellectual property.  During 2006, we also completed the wrap-up of our carrier services business, providing customer support services for our discontinued products through December 31, 2006, at which time we terminated all customer support offerings.  Effective July 1, 2007, we engaged SP Corporate Services LLC to provide all of our executive, financial and administrative support service, rent and personnel requirements and, as a result, we no longer have any employees.

Redeployment Strategy and Liquidity

In July 2005, after a comprehensive review of strategic alternatives, our board of directors approved a strategy to redeploy our existing resources to identify and acquire one or more new business operations with existing or prospective taxable earnings that can be offset by use of our NOLs.

The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, at March 31, 2009, we have an accumulated deficit of $516 million.  Our current redeployment of assets strategy and the termination of our employees, discontinuance of production activities and cessation of our customer support offerings and service capabilities raise substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects relating to the recoverability and classification of the recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

The unaudited condensed financial statements have been prepared by us pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X and include the accounts of CoSine Communications, Inc.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted pursuant to the Securities Exchange Commission’s rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation have been included.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year.  The condensed balance sheet at December 31, 2008 has been derived from the audited financial statements as of that date.  These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2008.

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

      The effect of recording stock-based compensation for the three months ended March 31, 2009 and 2008 was $8,000 and $8,000, respectively, which consisted of stock based compensation related to employee stock options. As of March 31, 2009 we had an unrecorded deferred stock compensation balance related to stock options of approximately $27,000 before estimated forfeitures.  SFAS No. 123 (R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates.  Based on our analysis of historical experience and review of current option holders, we have assumed an annual forfeiture rate of 1.2% for our options.  Accordingly, as of March 31, 2009, we estimated that the stock-based compensation for the awards not expected to vest was approximately $300, and therefore, the unrecorded deferred stock-based compensation balance related to stock options was adjusted to approximately $26,700 after estimated forfeitures.  This amount will be recognized over an estimated weighted average amortization period of 1.75 years.

      During the three months ended March 31, 2009 and 2008, respectively, there were no stock options granted, exercised, cancelled or expired.

      Stock activity under the Stock Option Plans was as follows (in thousands, except per share data):

	Shares Available for Grant	Shares	Weighted- Average Price Per Share
Balance as of December 31, 2008	2,817	161	$7.28
Granted	—	—	—
Exercised	—	—	—
Canceled	—	—	—
Balance as of March 31, 2009	2,817	161	$7.28

The following table summarizes information concerning options outstanding and exercisable at March 31, 2009 (in thousands, except per share data):

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of	Of	Contractual	Exercise	Of	Exercise
Exercise Prices	Shares	Life (Years)	Price	Shares	Price
$2.15 - $2.60	118	6.6	$2.55	106	$2.57
$2.61 - $3.50	14	8.6	3.01	-	-
$3.51 - $5.20	4	4.1	5.20	4	5.20
$5.21 - $6.96	12	4.6	6.96	12	6.96
$6.97 - $8.80	4	3.1	8.80	4	8.80
$8.81 - $22.30	4	2.2	22.30	4	22.30
$22.31 - $120.00	5	1.4	120.00	5	120.00
$2.15 - $120.00	161	6.2	$7.28	135	$8.16

Guarantees

     We may enter into certain types of contracts that require that we indemnify parties against certain third party claims that may arise. These contracts primarily relate to: (i) certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their relationship with us, (ii) contracts under which we may be required to indemnify customers against loss or damage to property or persons as a result of willful or negligent conduct by our employees or sub-contractors, (iii) contracts under which we may be required to indemnify customers against third party claims that our product infringes a patent, copyright or other intellectual property right and (iv) procurement or license agreements under which we may be required to indemnify licensors or vendors for certain claims that may be brought against them arising from our acts or omissions with respect to the supplied products or technology.

Generally, a maximum obligation is not explicitly stated.  Because the obligated amounts associated with this type of agreement are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated.  Historically, we have not been obligated to make payments for these obligations, and no liabilities have therefore been recorded for these obligations the Company’s balance sheet as of March 31, 2009.

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

The parties recently reached a global settlement of the litigation.  On April 2, 2009, plaintiffs filed a motion for preliminary approval of the settlement. Under the settlement, which remains subject to Court approval, the insurers would pay the full amount of settlement share allocated to the Company, and the Company would bear no financial liability. The Company, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, would receive complete dismissals from the case.  It is uncertain whether the settlement will receive final Court approval.

On October 9, 2007, a purported CoSine shareholder filed a complaint for violation of Section 16(b) of the Securities Exchange Act of 1934, which prohibits short-swing trading, against the Company's IPO underwriters. The complaint, Vanessa Simmonds v. The Goldman Sachs Group, et al., Case No. C07-1629, filed in the District Court for the Western District of Washington, seeks the recovery of short-swing profits. The Company is named as a nominal defendant. No recovery is sought from the Company. The plaintiff, Vanessa Simmonds, has filed similar lawsuits in the District Court for the Western District of Washington alleging short-swing trading in the stock of 54 other companies. On July 25, 2008, a majority of the named issuer companies, including CoSine, jointly filed a motion to dismiss plaintiff's claims.  On March 12, 2009, the Court issued an order granting the motion to dismiss and a judgment in the favor of the moving issuers.  On March 31, 2009, Ms. Simmonds appealed the order and judgment dismissing her claims to the United States Court of Appeal for the Ninth Circuit.  The appeal is pending.

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

Our unconditional purchase obligations relate to executive, financial and administrative support services, rent and personnel provided by SP Corporate Services LLC under an agreement which became effective as of July 1, 2007 and was renewed as of July 1, 2008 (the "Services Agreement").  Under the Services Agreement, we pay SP Corporate Services LLP a monthly fee of $17,000 in exchange for SP Corporate Services LLC’s services, rent and personnel. The Services Agreement has a term of one year and automatically renews for successive one year periods unless otherwise terminated by either party.

3. BALANCE SHEET DETAILS

Cash

      At March 31, 2009, we had deposits with a financial institution that may exceed the amount of insurance provided on such deposits.

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

     The following table summarizes our financial assets measured at fair value on a recurring basis in accordance with SFAS No. 157 as of March 31, 2009 (in thousands):

		Significant Other
	Balance as of	Observable Inputs
	March 31, 2009	(Level 1)
Assets:
Cash equivalents:
Commercial paper	$-	$-
Money market funds	15,252	15,252
Short-term investments:
Corporate obligations	1,097	1,097
U.S. government agency notes	6,618	6,618
	$22,967	$22,967

Liabilities:	—	—

Our financial assets are valued using market prices on active markets (level 1). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.  At March 31, 2009 we did not have any assets with instrument valuations which are not obtained from readily-available pricing sources for comparable instruments (level 2) or assets without observable market values that would require a high level of judgment to determine fair value (level 3).

4. NET (LOSS) INCOME PER COMMON SHARE

Basic net (loss) income per share is calculated based on the weighted average number of common shares outstanding during the periods presented.  Diluted net loss per share gives effect to the dilutive effect of common stock equivalents consisting of stock options and warrants (calculated using the treasury stock method) and convertible preferred stock.

The following table presents the calculation of basic and diluted net (loss) income per share for each year (in thousands, except per share data):

	Three Months Ended March 31,
	2009	2008
Numerator:
Net (loss) income	$(155)	$52
Denominator:
Weighted average shares outstanding for basic (loss) income per share	10,091	10,091
Add: effect of dilutive securities – stock options	-	-
Weighted average shares used in basic and diluted net (loss) income per share	10,091	10,091
Basic net (loss) income per share	$(0.02)	$0.01
Diluted net (loss) income per share	$(0.02)	$0.01

Basic net (loss) income per common share is calculated based on the weighted-average number of common shares outstanding during the periods presented.

Options to purchase 18,000 shares of common stock were outstanding as of March 31, 2009 and 2008, and were excluded from the computation of diluted net earnings per share because such options were anti-dilutive.

5. COMPREHENSIVE (LOSS)  INCOME

The components of comprehensive (loss) income  are shown below, in thousands:

	Three Months Ended March 31,
	2009	2008

Net (loss) income	$(155)	$52
Other comprehensive gain:
Unrealized gains on investments	(38)	—
Translation adjustment	—	—

Comprehensive income (loss)	$(193)	$52

6.  RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement became effective for financial statements issued for years beginning after November 15, 2007 and interim periods within that year. On February 12, 2008 the FASB issued FASB Staff Position (FSP) FAS 157-2. This FSP permits a delay in the effective date of SFAS 157 to years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the Board and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157. On February 14, 2008, the FASB issued FSP FAS 157-1 to exclude SFAS 13, Accounting for Leases, and its related interpretive accounting pronouncements from the scope of SFAS 157. The Company adopted this statement for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities disclosed or recognized at fair value on a recurring basis (at least annually) as of January 1, 2008. The Company adopted the statement for nonfinancial assets and nonfinancial liabilities on January 1, 2009. The adoption of this statement in each period did not have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) changes accounting for acquisitions that close beginning in 2009. More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard. SFAS 141(R) promotes greater use of fair values in financial reporting. Some of the changes will introduce more volatility into earnings. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. The adoption of  SFAS 141(R) on January 1, 2009, did not  have an impact on our financial position, results of operations, and cash flows.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”. Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141(R). The requirements of this FSP carry forward without significant revision the guidance on contingencies of SFAS No. 141, “Business Combinations”, which was superseded by SFAS No. 141(R). The FSP also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by SFAS No. 5. SFAS 141(R), as modified by FSP 141(R)-1, is required to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of SFAS 141(R), as modified by FSP 141(R)-1, as of January 1, 2009 had no impact on the Company’s financial statements and its effects on future periods will depend on the nature and extent of business combinations that we complete, if any, in or after fiscal 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160,  Noncontrolling Interests in  Financial Statements (“SFAS 160”), an amendment of ARB No. 51. SFAS 160 will change the accounting and reporting for minority interests which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. The adoption of  SFAS 160 did not have an impact on our financial position, results of operations, and cash flows.

In December 2007, the FASB issued EITF Issue 07-1 Accounting for Collaborative Arrangements (EITF 07-1). Collaborative arrangements are agreements between parties to participate in some type of joint operating activity. The task force provided indicators to help identify collaborative arrangements and provides for reporting of such arrangements on a gross or net basis pursuant to guidance in existing authoritative literature. The task force also expanded disclosure requirements about collaborative arrangements. Conclusions within EITF 07-1 are to be applied retrospectively. The adoption of EITF 07-1 did not have an impact on our financial position, results of operations, and cash flows.

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

In April 2009, the FASB issued the three new accounting standards which are required to be adopted no later than periods ending after June 15, 2009. The Company is currently evaluating the impact of the following:

i.)   FASB Staff Position FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (“FSP FAS 157-4”) provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.

ii.)   FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to improve presentation and disclosure of other than temporary impairments in the financial statements.

iii.)   FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.

7.  TRANSACTIONS WITH RELATED PERSONS

In efforts to reduce our operating expenses, on June 15, 2007, the board of directors approved an agreement (the “Services Agreement”) with SP Corporate Services, LLC (“SP”) pursuant to which SP provides us, on a non-exclusive basis, a full range of executive, financial and administrative support services, rent and personnel, including the services of a Chief Executive Officer, Chief Financial Officer, Secretary, Principal Executive Officer and Principal Accounting Officer, maintenance of our corporate office and records, periodic reviews of transactions in our stock to assist in preservation of our NOLs, and related executive, financial, accounting and administrative support services. The Service Agreement became effective as of July 1, 2007 and was renewed as of July 1, 2008.  Under the Services Agreement, we pay SP a monthly fee of $17,000 in exchange for SP's services. SP is responsible for compensating and providing all applicable employment benefits to any SP personnel in connection with providing services under the Services Agreement. We reimburse SP for reasonable and necessary business expenses of ours incurred by SP, and we are responsible for payment of fees related to audit, tax, legal, stock transfer, insurance broker, investment advisor and banking services provided to us by third party advisors. The Services Agreement has a term of one year and automatically renews for successive one year periods unless otherwise terminated by either party. The Services Agreement is also terminable by us upon the death of Terry R. Gibson or his resignation as our Chief Executive Officer, Chief Financial Officer or Secretary of the Company. Under the Services Agreement, SP and its personnel are entitled to the same limitations on liability and indemnity rights available under our charter documents to any other person performing such services for us. During the three months ended March 31, 2009, we incurred $51,000 for services performed by SP under the Services Agreement.

SP is affiliated with Steel Partners II, L.P., our largest stockholder, by virtue of SP’s President, Warren Lichtenstein, serving as the managing member of Steel Partners II GP LLC, the general partner of Steel Partners II, L.P.  SP is also a wholly owned subsidiary of Steel Partners, Ltd., also controlled by Mr. Lichtenstein.  Mr. Gibson is the Managing Director of SP Corporate Services, LLC.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTSOF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for our fiscal year ended December 31, 2008 and our other Quarterly Reports on Form 10-Q filed by us in our fiscal year 2009.

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

We were a provider of carrier network equipment products and services until the fourth quarter of fiscal year 2004 during which time we discontinued our product lines, took actions to lay off most of our employees, terminated contract manufacturing arrangements, contractor and consulting arrangements and various facility leases, and sold, scrapped or wrote-off our inventory, property and equipment. In July 2005, our board of directors approved our strategy of redeploying our existing resources to identify and acquire new business operations.  In 2006, we sold the remaining assets of our carrier network products business with the sale of our patent portfolio and the rights to the related intellectual property.  During 2006, we also completed the wrap-up of our carrier services business, providing customer support services for our discontinued products through December 31, 2006, at which time we terminated all customer support offerings.  Effective July 1, 2007, we engaged SP Corporate Services LLC to provide all of our executive, financial and administrative support service, rent and personnel requirements and, as a result, no longer have any employees.

DUE TO THE ADOPTION OF OUR REDEPLOYMENT STRATEGY, THE INFORMATION APPEARING BELOW, WHICH RELATES TO PRIOR PERIODS, MAY NOT BE INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR ANY SUBSEQUENT PERIODS. THE THREE MONTHS ENDED MARCH 31, 2009 PRIMARILY REFLECT, AND FUTURE PERIODS PRIOR TO A REDEPLOYMENT OF OUR ASSETS ARE EXPECTED TO PRIMARILY REFLECT, GENERAL AND ADMINISTRATIVE EXPENSES AND TRANSACTION EXPENSES ASSOCIATED WITH THE CONTINUING ADMINISTRATION OF THE COMPANY AND ITS EFFORTS TO REDEPLOY ITS ASSETS.

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

RESULTS OF OPERATIONS

Revenue

Effective December 31, 2006, we ceased all customer service operations. Accordingly, there were no revenues recognized for the three months ended March 31, 2009 and 2008, respectively.

Non-Cash Charges Related to Equity Issuances

During the three months ended March 31, 2009 and 2008, we recorded $8,000 and $8,000, respectively, of non-cash charges related to equity issuances.  The charges relate to the adoption of SFAS No. 123(R).

Cost of Revenue

There was no cost of revenue for the three months ended March 31, 2009 and 2008 as we closed our customer service business effective December 31, 2006.

Research and Development Expenses

Research and development expenses were nil for the three months ended March 31, 2009 and 2008, respectively.  We discontinued all research and development in connection with our announcement in September 2004 that we were terminating all employees and discontinuing our products.  We do not expect to incur research and development costs unless and until we acquire new operating businesses.

Sales and Marketing Expenses

Sales and marketing expenses were nil for the three months ended March 31, 2009 and 2008, respectively.  With our announcement in September 2004 that we were terminating all employees and were discontinuing our products, we have ceased essentially all ongoing sales and marketing efforts. We do not expect to incur sales and marketing costs unless and until we acquire new operating businesses.

General and Administrative Expenses

General and administrative expenses were $225,000 and $178,000 for the three months ended March 31, 2009 and 2008, respectively.  With our announcement in September 2004 that we were terminating all employees and discontinuing our products, our general and administrative efforts have been focused on activities related to identifying and acquiring profitable business operations. General and administrative costs for the three months ended March 31, 2009 and 2008 consisted of costs contractors, legal and accounting services, insurance and office expenses.  General and administrative expenses should remain at approximately the levels reported in the three months ended March 31, 2009 for the quarter ending June 30, 2009.

Interest and Other Income (Expense)

For the three months ended March 31, 2009 and 2008, interest and other income was $71,000 and $230,000, respectively.  The decrease from March 31, 2008 to March 31, 2009 is due to lower interest rates during the first quarter of 2009 as compared to the first quarter of  2008.

Income Tax Provision

Provisions for income taxes were $1,000 for the three months ended March 31, 2009 and nil for the three months ended March 31, 2008.

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

Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments were $23.0 million and $23.2 million at March 31, 2009 and December 31, 2008, respectively.

Operating Activities

We used $88,000 in cash from operations for the three months ended March 31, 2009 as compared to using $35,000 in cash for operations for the three months ended March 31, 2008.  The increase in cash usage in 2009 is due primarily to the net loss incurred for the three months ended March 31, 2009 as compared to the net income for the three months ended March 31, 2008.

Investing Activities

We generated $6.2 million in cash in the three months ended March 31, 2009 as compared to cash used of $4.3 million during the three months ended March 31, 2008 due to a decrease in purchases of short term investments for the three months period ended March 31, 2009.  There were no capital expenditures in the three months ended March 31, 2009 or 2008, respectively.

Financing Activities

There were no significant financing activities in the three months ended March 31, 2009 or 2008.

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

       At March 31, 2009, we had $23.0 million in cash and short-term investments. We believe we possess sufficient liquidity and capital resources to fund our operations and working capital requirements for at least the next 12 months.

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

A sensitivity analysis was performed on our investment portfolio as of March 31, 2009 based on a modeling technique that measures hypothetical fair market value changes that would result from a parallel shift in the yield curve of plus 100 basis points.  Based on this analysis, a hypothetical 100 basis point increase in interest rates would result in a $18,000 decrease in the fair value of our investments in debt securities as of March 31, 2009.

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

The parties recently reached a global settlement of the litigation.  On April 2, 2009, plaintiffs filed a motion for preliminary approval of the settlement. Under the settlement, which remains subject to Court approval, the insurers would pay the full amount of settlement share allocated to the Company, and the Company would bear no financial liability. The Company, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, would receive complete dismissals from the case. It is uncertain whether the settlement will receive final Court approval.

On October 9, 2007, a purported CoSine shareholder filed a complaint for violation of Section 16(b) of the Securities Exchange Act of 1934, which prohibits short-swing trading, against the Company's IPO underwriters. The complaint, Vanessa Simmonds v. The Goldman Sachs Group, et al., Case No. C07-1629, filed in the District Court for the Western District of Washington, seeks the recovery of short-swing profits. The Company is named as a nominal defendant. No recovery is sought from the Company. The plaintiff, Vanessa Simmonds, has filed similar lawsuits in the District Court for the Western District of Washington alleging short-swing trading in the stock of 54 other companies. On July 25, 2008, a majority of the named issuer companies, including CoSine, jointly filed a motion to dismiss plaintiff's claims. .  On March 12, 2009, the Court issued an order granting the motion to dismiss and a judgment in the favor of the moving issuers.  On March 31, 2009, Ms. Simmonds appealed the order and judgment dismissing her claims to the United States Court of Appeal for the Ninth Circuit.  The appeal is pending.

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

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K/A for our fiscal year ended December 31, 2008. The risks discussed in our Annual Report on Form 10-K/A could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K/A are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

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

COSINE COMMUNICATIONS, INC.

Dated: May 11, 2009	By:	/s/ Terry R. Gibson
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