Form 10-Q
period 2009-06-30
COSINE COMMUNICATIONS INC
filed 2009-08-07
CIK 1060824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-Q
________________

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2009

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
Yes ☒   No ☐

There were 10,090,635 shares of the Registrant’s Common Stock, par value $.0001, outstanding on August 5, 2009.

COSINE COMMUNICATIONS, INC.

FORM 10-Q

Quarter ended June 30, 2009

TABLE OF CONTENTS

Page
PART I
FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited):
Condensed Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008	3
Condensed Statements of Operations (unaudited) for the Three and Six Month Periods Ended June 30, 2009 and 2008	4
Condensed Statements of Cash Flows (unaudited) for Six Months Ended June 30, 2009 and 2008	5
Notes to Condensed Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	16
Item 4. Controls and Procedures	16

PART II
OTHER INFORMATION

Item 1. Legal Proceedings	17
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 6. Exhibits	18
Signature	19
Exhibit Index	20
Certifications

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

COSINE COMMUNICATIONS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except for par value and share data)

	June 30, 2009	December 31, 2008[1]
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,139	$9,155
Short-term investments	3,708	13,997
Accounts receivable - other	24	96
Prepaid expenses and other current assets	17	31
Total current assets	22,888	23,279
Long term deposit	3	3
Total Assets	$22,891	$23,282

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$188	$207
Accrued other liabilities	28	53
Total current liabilities	216	260

Commitments and contingencies (note 2)

Stockholders' equity:
Preferred stock, 3,000,000 authorized, none issued and outstanding	—	—
Common stock, $.0001 par value, 22,000,000 shares authorized; 10,090,635 shares issued and outstanding at June 30, 2009 and December 31, 2008	1	1
Additional paid-in capital	539,077	539,060
Accumulated other comprehensive income	30	88
Accumulated deficit	(516,433)	(516,127)
Total stockholders' equity	22,675	23,022
Total liabilities and stockholders’ equity	$22,891	$23,282

See accompanying notes to condensed financial statements.

(1)The information in this column was derived from the Company's audited financial statements for the year ended December 31, 2008.

COSINE COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue:
Product	$—	$—	$—	$—
Service	—	—	—	—
Total revenue	—	—	—	—
Cost of revenue	—	—	—	—
Gross profit (loss)	—	—	—	—

Operating expenses:
Research and development	—	—	—	—
Sales and marketing	—	—	—	—
General and administrative[1]	188	145	413	322
Total operating expenses	188	145	413	322

Loss from operations	(188)	(145)	(413)	(322)

Interest income and other	37	167	108	396

(Loss) Income before income tax provision	(151)	22	(305)	74

Income tax provision	—	—	1	—

Net (loss) income	$(151)	$22	$(306)	$74

Basic net (loss) income per share	$(0.01)	$0.00	$(0.03)	$0.01
Diluted net (loss) income per share	$(0.01)	$0.00	$(0.03)	$0.01

Shares used in computing per share amounts:

Basic	10,091	10,091	10,091	10,091

Diluted	10,091	10,194	10,091	10,091

See accompanying notes to condensed financial statements.

 (1) General and administrative expenses include non-cash charges related to equity issuances of $9 and $17, for the three month and six month periods ended June 30, 2009, respectively.  General and administrative expenses include non-cash charges related to equity issuances of $9 and $16 for the three month and six month periods ended June 30, 2008, respectively.

COSINE COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Operating activities:
Net (loss) income	$(306)	$74
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Share-based compensation	17	16
Change in operating assets and liabilities:
Other receivables	72	1
Prepaid expenses and other current assets	14	14
Accounts payable	(19)	64
Accrued other liabilities	(25)	(79)
Net cash (used in) provided by operating activities	(247)	90

Investing activities:
Purchase of short-term investments	—	(19,191)
Proceeds from sales and maturities of short-term investments	10,231	16,283
Net cash provided by (used in) investing activities	10,231	(2,908)

Net increase (decrease) in cash and cash equivalents	9,984	(2,818)
Cash and cash equivalents at the beginning of the period	9,155	12,709
Cash and cash equivalents at the end of the period	$19,139	$9,891

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

The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, at June 30, 2009, we have an accumulated deficit of $516 million.  Our current redeployment of assets strategy and the termination of our employees, discontinuance of production activities and cessation of our customer support offerings and service capabilities raise substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects relating to the recoverability and classification of the recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

The unaudited condensed financial statements have been prepared by us pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X and include the accounts of CoSine Communications, Inc.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted pursuant to the Securities Exchange Commission’s rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation have been included.  The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year.  The condensed balance sheet at December 31, 2008 has been derived from the audited financial statements as of that date.  These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2008.

In preparing the accompanying unaudited condensed financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after June 30, 2009, up until the issuance of the financial statements, which occurred on August 6, 2009.

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

      The effect of recording stock-based compensation for the three and six months ended June 30, 2009 was $9,000 and $17,000, respectively, which consisted of stock based compensation related to employee stock options. The effect of recording stock-based compensation for the three and six months ended June 30, 2008 was $9,000 and $16,000, respectively, which consisted of stock based compensation related to employee stock options.  As of June 30, 2009 we had an unrecorded deferred stock compensation balance related to stock options of approximately $18,000 before estimated forfeitures.  SFAS No. 123 (R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates.  Based on our analysis of historical experience and review of current option holders, we have assumed an annual forfeiture rate of 1.2% for our options.  Accordingly, as of June 30, 2009, we estimated that the stock-based compensation for the awards not expected to vest was approximately $200, and therefore, the unrecorded deferred stock-based compensation balance related to stock options was adjusted to approximately $18,500 after estimated forfeitures.  This amount will be recognized over an estimated weighted average amortization period of 1.25 years.

         During the six months ended June 30, 2009 there were no stock options granted, exercised, cancelled or expired.  During the six months ended June 30, 2008, there were stock option grants for 8,000 shares, with an exercise price of $2.65 per share, the market price of the stock at the date of the grant, and there were no options exercised, cancelled or expired.

     Stock activity under the Stock Option Plans was as follows (in thousands, except per share data):

	Shares Available for Grant	Shares	Weighted- Average Price Per Share
Balance as of December 31, 2008	2,817	161	$7.28
Granted	—	—	—
Exercised	—	—	—
Canceled	—	—	—
Balance as of June 30, 2009	2,817	161	$7.28

The following table summarizes information concerning options outstanding and exercisable at June 30, 2009 (in thousands, except per share data):

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of	Of	Contractual	Exercise	Of	Exercise
Exercise Prices	Shares	Life (Years)	Price	Shares	Price
$2.15 - $2.60	118	6.3	$2.55	106	$2.57
$2.61 - $3.50	14	8.4	3.01	-	-
$3.51 - $5.20	4	3.9	5.20	4	5.20
$5.21 - $6.96	12	4.3	6.96	12	6.96
$6.97 - $8.80	4	2.9	8.80	4	8.80
$8.81 - $22.30	4	2.0	22.30	4	22.30
$22.31 - $120.00	5	1.2	120.00	5	120.00
$2.15 - $120.00	161	6.0	$7.28	135	$8.16

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

Generally, a maximum obligation is not explicitly stated.  Because the obligated amounts associated with this type of agreement are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated.  Historically, we have not been obligated to make payments for these obligations, and no liabilities have therefore been recorded for these obligations the Company’s balance sheet as of June 30, 2009.

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

In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the Court for approval.  On August 31, 2005, the Court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings.  Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval.  On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement.  Plaintiffs filed amended master allegations and amended complaints and moved for class certification in the six focus cases.  Defendants moved to dismiss the amended complaints and opposed class certification.  On March 26, 2008, the Court denied the defendants’ motion to dismiss the amended complaints.

The parties have reached a global settlement of the litigation.  On April 2, 2009, plaintiffs filed a motion for preliminary approval of the settlement. On June 9, 2009, the Court granted preliminary approval of the settlement and set a final approval hearing for September 10, 2009.  Under the settlement, which remains subject to final Court approval, the insurers would pay the full amount of settlement share allocated to the Company, and the Company would bear no financial liability. The Company, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, would receive complete dismissals from the case.  It is uncertain whether the settlement will receive final Court approval.

On October 9, 2007, a purported CoSine shareholder filed a complaint for violation of Section 16(b) of the Securities Exchange Act of 1934, which prohibits short-swing trading, against the Company's IPO underwriters. The complaint, Vanessa Simmonds v. The Goldman Sachs Group, et al., Case No. C07-1629, filed in the District Court for the Western District of Washington, seeks the recovery of short-swing profits. The Company is named as a nominal defendant. No recovery is sought from the Company. The plaintiff, Vanessa Simmonds, has filed similar lawsuits in the District Court for the Western District of Washington alleging short-swing trading in the stock of 54 other companies. On July 25, 2008, a majority of the named issuer companies, including CoSine, jointly filed a motion to dismiss plaintiff's claims.  On March 12, 2009, the Court issued an order granting the motion to dismiss and a judgment in the favor of the moving issuers.  On April 10, 2009, Ms. Simmonds appealed the order and judgment dismissing her claims to the United States Court of Appeal for the Ninth Circuit.  The appeal is pending.

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

Our unconditional purchase obligations relate to executive, financial and administrative support services, rent and personnel provided by SP Corporate Services LLC under an agreement which became effective as of July 1, 2007 and was renewed as of July 1, 2009 (the "Services Agreement").  Under the Services Agreement, we pay SP Corporate Services LLP a monthly fee of $17,000 in exchange for SP Corporate Services LLC’s services, rent and personnel. The Services Agreement has a term of one year and automatically renews for successive one year periods unless otherwise terminated by either party.

3. BALANCE SHEET DETAILS

Cash

      At June 30, 2009, we had deposits with a financial institution that may exceed the amount of insurance provided on such deposits.

Investments and Fair Value Measurement

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

The following table summarizes our financial assets measured at fair value on a recurring basis in accordance with SFAS No. 157 as of June 30, 2009 (in thousands):

				Significant Other
		Unrealized		Observable Inputs
	Cost	Gain/(loss)	Fair Value	(Level 1)
Assets:
Cash Equivalents:
Commercial paper	$-	$-	$-	$-
Money market funds	19,084	-	19,084	19,084
Available-for-sale investment - short term
Corporate obligations	653		653	653
U.S. government agency notes	3,085	(30)	3,055	3,055
	$22,822	$(30)	$22,792	$22,792

Liabilities:	-	-	-	-

     Our financial assets are valued using market prices on active markets (level 1). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.  At June 30, 2009 we did not have any assets with instrument valuations which are not obtained from readily-available pricing sources for comparable instruments (level 2) or assets without observable market values that would require a high level of judgment to determine fair value (level 3).

     The carrying amounts of certain of the Company’s financial assets and liabilities including cash, accounts receivable-others, accounts payable and accrued expenses approximate its fair value due to their short term maturities.

4. NET (LOSS) INCOME PER COMMON SHARE

Basic net (loss) income per share is calculated based on the weighted average number of common shares outstanding during the periods presented.  Diluted net loss per share gives effect to the dilutive effect of common stock equivalents consisting of stock options and warrants (calculated using the treasury stock method) and convertible preferred stock.

The following table presents the calculation of basic and diluted net (loss) income per share for each year (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net (loss) income	$(151)	$22	$(306)	$74
Basic and diluted:
Weighted-average shares of common stock outstanding	10,091	10,091	10,091	10,091

Add: effect of dilutive securities – stock options	0	3	0	0
Weighted-average shares used in diluted net income per share	10,091	10,094	10,091	10,091
Basic and diluted net (loss) income per share	$(0.01)	$0.00	$(0.03)	$0.01

Basic net (loss) income per common share is calculated based on the weighted-average number of common shares outstanding during the periods presented.  Dilutive net income includes the effects of outstanding dilutive options.

5. COMPREHENSIVE (LOSS) INCOME

The components of comprehensive income are shown below, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net (loss) income	$(151)	$22	$(306)	$74
Other comprehensive (loss) income:
Unrealized gains (loss) on investments	(20)	(12)	(58)	(12)
Currency translation adjustment	-	-	-	-
Total other comprehensive (loss) income	(20)	(12)	(58)	(12)
Comprehensive (loss) income	$(171)	$10	$(364)	$62

 6.  RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which is intended to enable investors to better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements.  SFAS No. 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  SFAS No. 161 is effective for the Company on April 1, 2009.  The Company’s adoption of SFAS No. 161 did not have a material impact on its consolidated financial position or results of operations.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”).  FSP FAS 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments in interim reporting periods.  Such disclosures were previously required only in annual financial statements.  FSP FAS 107-1 is effective for the Company’s quarter ended June 30, 2009.  FSP FAS 107-1 applies only to financial statement disclosures and the Company has adopted them in the second quarter of June 30, 2009.  See Note 3.

On April 9, 2009, the FASB issued Staff Position SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2).  FSP 115-2 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments.  FSP 115-2 is effective for interim periods ending after June 15, 2009, and the Company has adopted its provisions for second quarter 2009.  FSP 115-2 did not have a significant impact on the Company’s financial position, results of operations, cash flows, or disclosures for second quarter 2009.

In May 2009, the FASB issued statement No. 165, “Subsequent Events” (SFAS 165). SFAS 165 modifies the definition of what qualifies as a subsequent event—those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued—and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date.  The Company adopted the provisions of SFAS 165 for second quarter 2009, in accordance with the effective date.  See Note 1.

In October 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active” (“FSP FAS No. 157-3”).  FSP FAS No. 157-3 clarifies the application of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP FAS No. 157-3 became effective upon issuance, including with respect to prior periods for which financial statements have not been issued.  The Company’s adoption of FSP FAS No. 157-3 did not have a material impact on its consolidated financial position or results of operations.

In April 2009, the FASB issued Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which provides additional guidance for estimating fair value in accordance with Statement of Financial Accounting Standard (SFAS) No. 157.  FSP FAS 157-4 is effective for the Company’s quarter ended June 30, 2009.  The Company’s adoption of Staff Position No. 157-4 did not have a material impact on its consolidated financial position or results of operations.

 In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”).  SFAS No. 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.  SFAS No. 141(R) is effective for the Company on April 1, 2009.  The Company will assess the impact of SFAS No. 141(R) if and when future acquisitions occur.

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

In June 2009, the FASB issued FASB No. 168, The FASB Accounting Codification and Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB No. 162.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Corporation in the interim period ending September 30, 2009 and the Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

7.  TRANSACTIONS WITH RELATED PERSONS

In efforts to reduce our operating expenses, on June 15, 2007, the board of directors approved an agreement (the “Services Agreement”) with SP Corporate Services, LLC (“SP”) pursuant to which SP provides us, on a non-exclusive basis, a full range of executive, financial and administrative support services, rent and personnel, including the services of a Chief Executive Officer, Chief Financial Officer, Secretary, Principal Executive Officer and Principal Accounting Officer, maintenance of our corporate office and records, periodic reviews of transactions in our stock to assist in preservation of our NOLs, and related executive, financial, accounting and administrative support services. The Service Agreement became effective as of July 1, 2007 and was renewed as of July 1, 2009.  Under the Services Agreement, we pay SP a monthly fee of $17,000 in exchange for SP's services. SP is responsible for compensating and providing all applicable employment benefits to any SP personnel in connection with providing services under the Services Agreement. We reimburse SP for reasonable and necessary business expenses of ours incurred by SP, and we are responsible for payment of fees related to audit, tax, legal, stock transfer, insurance broker, investment advisor and banking services provided to us by third party advisors. The Services Agreement has a term of one year and automatically renews for successive one year periods unless otherwise terminated by either party. The Services Agreement is also terminable by us upon the death of Terry R. Gibson or his resignation as our Chief Executive Officer, Chief Financial Officer or Secretary of the Company. Under the Services Agreement, SP and its personnel are entitled to the same limitations on liability and indemnity rights available under our charter documents to any other person performing such services for us. During the six months ended June 30, 2009, we incurred $102,000 for services performed by SP under the Services Agreement.

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

DUE TO THE ADOPTION OF OUR REDEPLOYMENT STRATEGY, THE INFORMATION APPEARING BELOW, WHICH RELATES TO PRIOR PERIODS, MAY NOT BE INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR ANY SUBSEQUENT PERIODS. THE SIX MONTHS ENDED JUNE 30, 2009 PRIMARILY REFLECT, AND FUTURE PERIODS PRIOR TO A REDEPLOYMENT OF OUR ASSETS ARE EXPECTED TO PRIMARILY REFLECT, GENERAL AND ADMINISTRATIVE EXPENSES AND TRANSACTION EXPENSES ASSOCIATED WITH THE CONTINUING ADMINISTRATION OF THE COMPANY AND ITS EFFORTS TO REDEPLOY ITS ASSETS.

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

RESULTS OF OPERATIONS

Revenue

Effective December 31, 2006, we ceased all customer service operations. Accordingly, there were no revenues recognized for the three and six months ended June 30, 2009 and 2008, respectively.

Non-Cash Charges Related to Equity Issuances

During the six months ended June 30, 2009 and 2008, we recorded $17,000 and $16,000, respectively, of non-cash charges related to equity issuances.   Such costs were $9,000 for the three month period ended June 30, 2009 and 2008 respectively.   The charges relate to the adoption of SFAS No. 123(R).

Cost of Revenue

There was no cost of revenue for the three and six months ended June 30, 2009 and 2008 as we closed our customer service business effective December 31, 2006.

Research and Development Expenses

There were no research and development expenses for the three and six months ended June 30, 2009 and 2008 as we discontinued all research and development in connection with our announcement in September 2004 that we were terminating all employees and discontinuing our products.  We do not expect to incur research and development costs unless and until we acquire new operating businesses.

Sales and Marketing Expenses

There were no sales and marketing expenses for the three and six months ended June 30, 2009 and 2008, respectively.  With our announcement in September 2004 that we were terminating all employees and were discontinuing our products, we have ceased essentially all ongoing sales and marketing efforts. We do not expect to incur sales and marketing costs unless and until we acquire new operating businesses.

General and Administrative Expenses

General and administrative expenses were $413,000 and $322,000 for the six months ended June 30, 2009 and 2008, respectively.  Such costs were $188,000 and $145,000 for the three months ended June 30, 2009 and 2008 respectively.  The increases from June 30, 2008 to 2009 are due to primarily to increased legal costs. With our announcement in September 2004 that we were terminating all employees and discontinuing our products, our general and administrative efforts have been focused on activities related to identifying and acquiring profitable business operations. General and administrative costs for the six months ended June 30, 2009 and 2008 consisted of costs of our contractors, legal and accounting services, insurance and office expenses.  General and administrative expenses should remain at approximately the levels reported in the three months ended June 30, 2009 for the quarter ending September 30, 2009.

Interest and Other Income (Expense)

For the six months ended June 30, 2009 and 2008, interest and other income was $108,000 and $396,000, respectively.  For the three months ended June 30, 2009 and 2008, interest and other income was $37,000 and $167,000 respectively.  The decreases during the three and six month periods ended June 30, 2008 to June 30, 2009 are due to lower interest rates during the first half of 2009 as compared to the first half of  2008.

Income Tax Provision

Provisions for income taxes were nil for the three months ended June 30, 2009 and 2008, respectively.  For the six months ended June 30, 2009 and 2008, provisions for income taxes were $1 and $0 respectively.

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

Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments were $22.8 million and $23.2 million at June 30, 2009 and December 31, 2008, respectively.

Operating Activities

We used $247,000 in cash from operations for the six months ended June 30, 2009 as compared to generating $90,000 in cash from operations for the six months ended June 30, 2008.  The increase in cash usage in 2009 is due primarily to the net loss incurred for the six months ended June 30, 2009 as compared to the net income for the six months ended June 30, 2008.

Investing Activities

We generated $10.2 million in cash in the six months ended June 30, 2009 as compared to utilizing cash of $2.9 million during the six months ended June 30, 2008 due to a decrease in purchases of short term investments for the six months period ended June 30, 2009.  There were no capital expenditures in the six months ended June 30, 2009 or 2008, respectively.

Financing Activities

There were no significant financing activities in the six months ended June 30, 2009 or 2008 respectively.

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

At June 30, 2009, we had $22.8 million in cash, cash equivalents and short-term investments. We believe we possess sufficient liquidity and capital resources to fund our operations and working capital requirements for at least the next 12 months.

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

A sensitivity analysis was performed on our investment portfolio as of June 30, 2009 based on a modeling technique that measures hypothetical fair market value changes that would result from a parallel shift in the yield curve of plus 100 basis points.  Based on this analysis, a hypothetical 100 basis point increase in interest rates would result in a $7,000 decrease in the fair value of our investments in debt securities as of June 30, 2009.

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

In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the Court for approval.  On August 31, 2005, the Court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings.  Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval.  On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement.  Plaintiffs filed amended master allegations and amended complaints and moved for class certification in the six focus cases.  Defendants moved to dismiss the amended complaints and opposed class certification.  On March 26, 2008, the Court denied the defendants’ motion to dismiss the amended complaints.

The parties have reached a global settlement of the litigation.  On April 2, 2009, plaintiffs filed a motion for preliminary approval of the settlement.  On June 9, 2009, the Court granted preliminary approval of the settlement and set a final approval hearing for September 10, 2009.  Under the settlement, which remains subject to final Court approval, the insurers would pay the full amount of settlement share allocated to the Company, and the Company would bear no financial liability. The Company, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, would receive complete dismissals from the case. It is uncertain whether the settlement will receive final Court approval.

On October 9, 2007, a purported CoSine shareholder filed a complaint for violation of Section 16(b) of the Securities Exchange Act of 1934, which prohibits short-swing trading, against the Company's IPO underwriters. The complaint, Vanessa Simmonds v. The Goldman Sachs Group, et al., Case No. C07-1629, filed in the District Court for the Western District of Washington, seeks the recovery of short-swing profits. The Company is named as a nominal defendant. No recovery is sought from the Company. The plaintiff, Vanessa Simmonds, has filed similar lawsuits in the District Court for the Western District of Washington alleging short-swing trading in the stock of 54 other companies. On July 25, 2008, a majority of the named issuer companies, including CoSine, jointly filed a motion to dismiss plaintiff's claims.   On March 12, 2009, the Court issued an order granting the motion to dismiss and a judgment in the favor of the moving issuers.  On April 10, 2009, Ms. Simmonds appealed the order and judgment dismissing her claims to the United States Court of Appeal for the Ninth Circuit.  The appeal is pending.

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

COSINE COMMUNICATIONS, INC.

Dated: August 6, 2009	By:	/s/ Terry R. Gibson
Terry R. Gibson
Director, Chief Executive Officer and Chief Financial Officer
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