Form 10-Q
period 2009-09-30
COSINE COMMUNICATIONS INC
filed 2009-11-06
CIK 1060824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2009

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
Yes ☒   No ☐

There were 10,090,635 shares of the Registrant’s Common Stock, par value $.0001, outstanding on November 5, 2009.

COSINE COMMUNICATIONS, INC.

FORM 10-Q

Quarter ended September 30, 2009

TABLE OF CONTENTS

		Page
PART I
FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited):
	Condensed Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008	3
	Condensed Statements of Operations (unaudited) for the Three and Nine Month Periods Ended September 30, 2009 and 2008	4
	Condensed Statements of Cash Flows (unaudited) for Nine Months Ended September 30, 2009 and 2008	5
	Notes to Condensed Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 6.	Exhibits	18
Signature		19
Exhibit Index		20
Certifications

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

COSINE COMMUNICATIONS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except for par value and share data)

	September 30, 2009	December 31, 2008[1]
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,679	$9,155
Short-term investments	—	13,997
Accounts receivable - other	—	96
Prepaid expenses and other current assets	39	31
Total current assets	22,718	23,279
Long -term deposit	3	3
Total Assets	$22,721	$23,282

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$173	$207
Accrued liabilities	33	53
Total current liabilities	206	260

Commitments and contingencies (note 2)

Stockholders' equity:
Preferred stock, 3,000,000 authorized, none issued and outstanding	—	—
Common stock, $.0001 par value, 22,000,000 shares authorized; 10,090,635 shares issued and outstanding at September 30, 2009 and December 31, 2008	1	1
Additional paid-in capital	539,086	539,060
Accumulated other comprehensive income	—	88
Accumulated deficit	(516,572)	(516,127)
Total stockholders' equity	22,515	23,022
Total liabilities and stockholders’ equity	$22,721	$23,282

See accompanying notes to condensed financial statements.

(1)The information in this column was derived from the Company's audited financial statements for the year ended December 31, 2008.

COSINE COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
Product	$—	$—	$—	$—
Service	—	—	—	—
Total revenue	—	—	—	—
Cost of revenue	—	—	—	—
Gross profit (loss)	—	—	—	—

Operating expenses:
Research and development	—	—	—	—
Sales and marketing	—	—	—	—
General and administrative[1]	170	169	583	492
Total operating expenses	170	169	583	492

Loss from operations	(170)	(169)	(583)	(492)

Interest income and other	31	171	139	568

(Loss) Income before income tax provision	(139)	2	(444)	76

Income tax provision	—	—	1	—

Net (loss) income	$(139)	$2	$(445)	$76

Basic net (loss) income per share	$(0.01)	$0.00	$(0.04)	$0.01

Diluted net (loss) income per share	$(0.01)	$0.00	$(0.04)	$0.01

Shares used in computing per share amounts:

Basic	10,091	10,091	10,091	10,091

Diluted	10,091	10,193	10,091	10,093

See accompanying notes to condensed financial statements.

 (1) General and administrative expenses include non-cash charges related to equity issuances of $9 and $26, for the three month and nine month periods ended September 30, 2009, respectively.  General and administrative expenses include non-cash charges related to equity issuances of $9 and $25 for the three month and nine month periods ended September 30, 2008, respectively.

COSINE COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating activities:
Net (loss) income	$(445)	$76
Adjustments to reconcile net (loss) income to net cash used in (provided by) operating activities:
Share-based compensation	26	25
Change in operating assets and liabilities:
Accounts receivable – other	96	(7)
Prepaid expenses and other current assets	(8)	(10)
Accounts payable	(34)	23
Accrued liabilities	(20)	(87)
Net cash (used in) provided by operating activities	(385)	20

Investing activities:
Purchase of short-term investments	—	(28,962)
Proceeds from sales and maturities of short-term investments	13,909	21,784
Net cash provided by (used in) investing activities	13,909	(7,158)

Net increase (decrease) in cash and cash equivalents	13,524	(7,158)
Cash and cash equivalents at the beginning of the period	9,155	12,709
Cash and cash equivalents at the end of the period	$22,679	$5,551

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

The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, at September 30, 2009, we have an accumulated deficit of $517 million.  Our current redeployment of assets strategy and the termination of our employees, discontinuance of production activities and cessation of our customer support offerings and service capabilities raise substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects relating to the recoverability and classification of the recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

The unaudited condensed financial statements have been prepared by us pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X and include the accounts of CoSine Communications, Inc.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted pursuant to the Securities Exchange Commission’s rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation have been included.  The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year.  The condensed balance sheet at December 31, 2008 has been derived from the audited financial statements as of that date.  These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes included in our Annual Report filed on Form 10-K/A for the year ended December 31, 2008.

In preparing the accompanying unaudited condensed financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after September 30, 2009, up until the issuance of the financial statements, which occurred on November  6, 2009.

Stock Compensation

      Effective January 1, 2006, we adopted the provisions of ASC 718, Compensation – Stock Compensation (ASC 718).  ASC 718 establishes accounting for stock-based awards exchanged for employee services.  Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period.  All of our stock compensation is accounted for as an equity instrument.

      The effect of recording stock-based compensation for the three and nine months ended September 30, 2009 was $9,000 and $26,000, respectively, which consisted of stock based compensation related to employee stock options. The effect of recording stock-based compensation for the three and nine months ended September 30, 2008 was $9,000 and $25,000, respectively, which consisted of stock based compensation related to employee stock options.  As of September 30, 2009 we had an unrecorded deferred stock compensation balance related to stock options of approximately $20,800 before estimated forfeitures.  ASC 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates.  Based on our analysis of historical experience and review of current option holders, we have assumed an annual forfeiture rate of 1.2% for our options.  Accordingly, as of September 30, 2009, we estimated that the stock-based compensation for the awards not expected to vest was approximately $63, and therefore, the unrecorded deferred stock-based compensation balance related to stock options was adjusted to approximately $20,700 after estimated forfeitures.  This amount will be recognized over an estimated weighted average amortization period of 3.75 years.

          During the nine months ended September 30, 2009, there were stock option grants for 20,000 shares, with an exercise price of $1.64 per share, the market price of the stock at the date of the grant, and there were no options exercised, cancelled or expired.

     Stock activity under the Stock Option Plans was as follows (in thousands, except per share data):

	Shares Available for Grant	Shares	Weighted- Average Price Per Share
Balance as of December 31, 2008	2,817	161	$7.28
Granted	20	20	1.64
Exercised	—	—	—
Canceled	—	—	—
Balance as of September 30, 2009	2,797	181	$6.66

The following table summarizes information concerning options outstanding and exercisable at September 30, 2009 (in thousands, except per share data):

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of	Of	Contractual	Exercise	Of	Exercise
Exercise Prices	Shares	Life (Years)	Price	Shares	Price
$1.64 - $1.64	20	9.8	$1.64	-	$-
$2.15 - $2.60	118	6.0	2.55	108	2.57
$2.61 - $3.50	14	8.2	3.01	-	-
$3.51 - $5.20	4	3.6	5.20	4	5.20
$5.21 - $6.96	12	4.0	6.96	12	6.96
$6.97 - $8.80	4	2.6	8.80	4	8.80
$8.81 - $22.30	4	1.7	22.30	4	22.30
$22.31 - $120.00	5	.9	120.00	5	120.00
$2.15 - $120.00	181	6.0	$6.66	137	$8.07

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

Generally, a maximum obligation is not explicitly stated.  Because the obligated amounts associated with this type of agreement are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated.  Historically, we have not been obligated to make payments for these obligations, and no liabilities have therefore been recorded for these obligations the Company’s balance sheet as of September 30, 2009.

Income Taxes

We adopted the provisions of ASC 740, Income Taxes (ASC 740), on January 1, 2007.  This Interpretation clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in our financial statements.  The Interpretation also provides guidance for the measurement and classification of tax positions, interest and penalties, and requires additional disclosure on an annual basis.   The cumulative effect of the change was not material.  Following implementation, the ongoing recognition of changes in measurement of uncertain tax positions will be reflected as a component of income tax expense.  Interest and penalties incurred associated with unresolved income tax positions will continue to be included in other income (expense).

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

In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the Court for approval.  Although the Court preliminarily approved that settlement in August 2005, it was terminated in June 2007 based upon a stipulation among the parties to the settlement, after it became unlikely that the settlement would receive final Court approval.  Plaintiffs filed amended master allegations and amended complaints and moved for class certification in the six focus cases.  Defendants moved to dismiss the amended complaints and opposed class certification.  In March 2008, the Court denied the defendants’ motion to dismiss the amended complaints.

The parties have reached a global settlement of the litigation.  On April 2, 2009, plaintiffs filed a motion for preliminary approval of the settlement.  On June 9, 2009, the Court granted preliminary approval of the settlement, and on October 5, 2009, the Court entered an Opinion and Order granting final approval of the settlement.  Under the settlement, the insurers will pay the full amount of settlement share allocated to the Company, and the Company will bear no financial liability. The Company, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, will receive complete dismissals from the case.

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

3. BALANCE SHEET DETAILS

Cash

      Cash and Cash Equivalents and Investments

The Company considers all investment instruments purchased with an original maturity of three months or less to be cash equivalents. Investment securities with original or remaining maturities of more than three months but less than one year are considered short-term investments.  Investment securities held with the intent to reinvest or hold for longer than a year, or with remaining maturities of one year or more, are considered long-term investments. The Company’s cash equivalents at September 30, 2009 and December 31, 2008 consisted of money market funds with original maturities of three months or less, and are therefore classified as cash and cash equivalents in the accompanying balance sheets.   At September 30, 2009, we had deposits with a financial institution that may exceed the amount of insurance provided on such deposits.

The Company accounts for its short-term investments in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320, Investments – Debt and Equity Securities. The Company’s short –term investments in securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in other comprehensive income (loss). Realized gains or losses and declines in value judged to be other than temporary, if any, on available- for-sale securities are reported in other income, net. The Company reviews the securities for impairments considering current factors including the economic environment, market conditions and the operational performance and other specific factors relating to the business underlying the securities. The Company records impairment charges equal to the amount that the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities as of the evaluation date. The fair value for publicly held securities is determined based on quoted market prices as of the evaluation date. In computing realized gains and losses on available-for-sale securities, the Company determines cost based on amounts paid, including direct costs such as commissions, to acquire the security using the specific identification method.

See Fair Value Measurement for further information on fair value.

Fair Value Measurement

     On January 1, 2008, we adopted ASC 820, Fair Value Measurements and Disclosures (ASC 820), which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The Statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. ASC 820 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, for which application has been deferred for one year.

 The following table summarizes our financial assets measured at fair value on a recurring basis in accordance with ASC 820 as of September 30, 2009 (in thousands):

Quoted Prices in
		Unrealized		Active Markets for
	Cost	Gain/(loss)	Fair Value	Identical Assets (level 1)
Assets:
Cash Equivalents:
Commercial paper	$-	$-	$-	$-
Money market funds	22,617	-	22,617	22,617
Available-for-sale investment - short term
Corporate obligations	-	-	-	-
U.S. government agency notes	-	-	-	-
	$22,617	$-	$22,617	$22,617

Liabilites:	$-	$-	$-	$-

     Our financial assets are valued using market prices on active markets (level 1).  Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.  At September 30, 2009 we did not have any assets with instrument valuations which are not obtained from readily-available pricing sources for comparable instruments (level 2) or assets without observable market values that would require a high level of judgment to determine fair value (level 3).

The carrying amounts of certain of the Company’s financial assets and liabilities including cash, accounts receivable-other, accounts payable and accrued expenses approximate its fair value due to their short term maturities.

4. NET (LOSS) INCOME PER COMMON SHARE

Basic net (loss) income per share is calculated based on the weighted average number of common shares outstanding during the periods presented.  Diluted net loss per share gives effect to the dilutive effect of common stock equivalents consisting of stock options and warrants (calculated using the treasury stock method) and convertible preferred stock.

The following table presents the calculation of basic and diluted net (loss) income per share for each year (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net (loss) income	$(139)	$2	$(445)	$76
Basic and diluted:
Weighted-average shares of common stock outstanding	10,091	10,091	10,091	10,091

Add: effect of dilutive securities – stock options	0	2	0	2
Weighted-average shares used in diluted net income per share	10,091	10,093	10,091	10,093
Basic and diluted net (loss) income per share	$(0.01)	$0.00	$(0.04)	$0.01

Basic net (loss) income per common share is calculated based on the weighted-average number of common shares outstanding during the periods presented.  Dilutive net income per share includes the effects of outstanding dilutive options.

5. COMPREHENSIVE (LOSS) INCOME

The components of comprehensive income are shown below, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net (loss) income	$(139)	$2	$(445)	$76
Other comprehensive (loss) income:
Unrealized gains (loss) on investments	-	(87)	-	(99)
Currency translation adjustment	-	-	-	-
Total other comprehensive (loss) income	-	(87)	-	(99)
Comprehensive (loss) income	$(139)	$(85)	$(445)	$(23)

 6.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative.  While the adoption of the Codification as of September 30, 2009 changes how we reference accounting standards, the adoption did not have an impact on our consolidated financial position, results of operations, or cash flows.

In March 2008, we adopted amendments to the accounting standard addressing derivatives and hedging.  The amendments change the disclosure requirements for derivative instruments and hedging activities, requiring enhanced disclosures about how and why an entity uses derivative instruments, how instruments are accounted for under U.S. GAAP, and how derivatives and hedging activities affect an entity’s financial position, financial performance and cash flows.  The adoption of these amendments required additional disclosure only, and therefore did not have an impact on our consolidated financial position, results of operations, or cash flows.

In October 2008, we adopted amendments to the accounting standard addressing estimating fair value.  The amendments provide additional authoritative guidance to assist both issuers and users of financial statements in determining whether a market is active or inactive, and whether a transaction is distressed.  The adoption of these amendments did not have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2009, we adopted amendments to the accounting standard addressing fair value of financial instruments in interim reporting periods.  The amendments provide guidance on the disclosure requirements about fair value of financial instruments in interim reporting periods.  Such disclosures were previously required only in annual financial statements.  The adoption of these amendments did not have a material impact on our consolidated financial position, results of operations or cash flows. See Note 3.

In June 2009, we adopted amendments to the accounting standard addressing subsequent events.  The amendments provide guidance on the definition of what qualifies as a subsequent event—those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued—and requires companies to disclose the date through which subsequent events were evaluated and the basis for determining that date.  This disclosure should alert all users of financial statements that a company has not evaluated subsequent events after that date in the set of financial statements being presented.  The amendments required additional disclosures only, and therefore did not have a material impact on our financial position, results of operations, or cash flows.

In April 2009, the FASB issued authoritative guidance in connection with accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. The guidance addresses application issues regarding the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. Due to the fact that the literature is applicable to acquisitions completed after January 1, 2009 and the Company did not have any business combinations with assets and liabilities arising from contingencies in the first nine months of 2009, the adoption of the authoritative guidance did not impact the Company’s consolidated financial statements and its effects on future periods will depend on the nature and extent of business combinations that we complete, if any, in or after fiscal 2009.

7.  TRANSACTIONS WITH RELATED PERSONS

In efforts to reduce our operating expenses, on June 15, 2007, the board of directors approved an agreement (the “Services Agreement”) with SP Corporate Services, LLC (“SP”) pursuant to which SP provides us, on a non-exclusive basis, a full range of executive, financial and administrative support services, rent and personnel, including the services of a Chief Executive Officer, Chief Financial Officer, Secretary, Principal Executive Officer and Principal Accounting Officer, maintenance of our corporate office and records, periodic reviews of transactions in our stock to assist in preservation of our NOLs, and related executive, financial, accounting and administrative support services. The Service Agreement became effective as of July 1, 2007 and was renewed as of July 1, 2009.  Under the Services Agreement, we pay SP a monthly fee of $17,000 in exchange for SP's services. SP is responsible for compensating and providing all applicable employment benefits to any SP personnel in connection with providing services under the Services Agreement. We reimburse SP for reasonable and necessary business expenses of ours incurred by SP, and we are responsible for payment of fees related to audit, tax, legal, stock transfer, insurance broker, investment advisor and banking services provided to us by third party advisors. The Services Agreement has a term of one year and automatically renews for successive one year periods unless otherwise terminated by either party. The Services Agreement is also terminable by us upon the death of Terry R. Gibson or his resignation as our Chief Executive Officer, Chief Financial Officer or Secretary of the Company. Under the Services Agreement, SP and its personnel are entitled to the same limitations on liability and indemnity rights available under our charter documents to any other person performing such services for us. During the nine months ended September 30, 2009, we incurred $153,000 for services performed by SP under the Services Agreement.

SP is affiliated with Steel Partners Holdings L.P., our largest stockholder, by virtue of SP’s President, Warren Lichtenstein, serving as the managing member of Steel Partners II GP LLC, the general partner of Steel Partners Holdings L.P.  SP is also a wholly owned subsidiary of Steel Partners, Ltd., also controlled by Mr. Lichtenstein.  Mr. Gibson is the Managing Director of SP Corporate Services, LLC.

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

 8.  OTHER EVENTS

As of August 6, 2009, we amended our share purchase rights plan, dated as of September 1, 2005 and first amended as of August 31, 2007, which provided for a dividend distribution of one preferred share purchase right for each outstanding share of our common stock, paid on September 12, 2005 to our stockholders of record at the close of business on that date. The amendment extends the expiration date of the rights from September 1, 2009 until September 1, 2011, unless earlier redeemed, exchanged, or amended by the board of directors. The amendment was not made in response to any pending takeover bid for CoSine.  The primary purpose of the plan is to preserve our NOLs for tax purposes.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTSOF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K/A for our fiscal year ended December 31, 2008 and our other Quarterly Reports on Form 10-Q filed by us in our fiscal year 2009.

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

DUE TO THE ADOPTION OF OUR REDEPLOYMENT STRATEGY, THE INFORMATION APPEARING BELOW, WHICH RELATES TO PRIOR PERIODS, MAY NOT BE INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR ANY SUBSEQUENT PERIODS. THE NINE MONTHS ENDED SEPTEMBER 30, 2009 PRIMARILY REFLECT, AND FUTURE PERIODS PRIOR TO A REDEPLOYMENT OF OUR ASSETS ARE EXPECTED TO PRIMARILY REFLECT, GENERAL AND ADMINISTRATIVE EXPENSES AND TRANSACTION EXPENSES ASSOCIATED WITH THE CONTINUING ADMINISTRATION OF THE COMPANY AND ITS EFFORTS TO REDEPLOY ITS ASSETS.

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

RESULTS OF OPERATIONS

Revenue

Effective December 31, 2006, we ceased all customer service operations. Accordingly, there were no revenues recognized for the three and nine months ended September 30, 2009 and 2008, respectively.

Non-Cash Charges Related to Equity Issuances

During the nine months ended September 30, 2009 and 2008, we recorded $26,000 and $25,000, respectively, of non-cash charges related to equity issuances.   Such costs were $9,000 and $9,000 for the three month period ended September 30, 2009 and 2008 respectively.   The charges relate to the adoption of ASC 718.
Cost of Revenue

There was no cost of revenue for the three and nine months ended September 30, 2009 and 2008 as we closed our customer service business effective December 31, 2006.

Research and Development Expenses

There were no research and development expenses for the three and nine months ended September 30, 2009 and 2008 as we discontinued all research and development in connection with our announcement in September 2004 that we were terminating all employees and discontinuing our products.  We do not expect to incur research and development costs unless and until we acquire new operating businesses.

Sales and Marketing Expenses

There were no sales and marketing expenses for the three and nine months ended September 30, 2009 and 2008, respectively.  With our announcement in September 2004 that we were terminating all employees and were discontinuing our products, we have ceased essentially all ongoing sales and marketing efforts. We do not expect to incur sales and marketing costs unless and until we acquire new operating businesses.

General and Administrative Expenses

General and administrative expenses were $583,000 and $492,000 for the nine months ended September 30, 2009 and 2008, respectively.  Such costs were $170,000 and $169,000 for the three months ended September 30, 2009 and 2008 respectively.  The increases from September 30, 2008 to 2009 are due to primarily to increased legal costs. With our announcement in September 2004 that we were terminating all employees and discontinuing our products, our general and administrative efforts have been focused on activities related to identifying and acquiring profitable business operations. General and administrative costs for the nine months ended September 30, 2009 and 2008 consisted of costs of our contractors, legal and accounting services, insurance and office expenses.  General and administrative expenses should remain at approximately the levels reported in the three months ended September 30, 2009 for the quarter ending December 31, 2009.

Interest and Other Income (Expense)

For the nine months ended September 30, 2009 and 2008, interest and other income was $139,000 and $568,000, respectively.  For the three months ended September 30, 2009 and 2008, interest and other income was $31,000 and $171,000 respectively.  The decreases during the three and nine month periods ended September 30, 2008 to September 30, 2009 are due to lower interest rates during 2009 as compared to  2008.

Income Tax Provision

Provisions for income taxes were nil for the three and nine months ended September 30, 2009 and 2008, respectively.

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

Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments were $22.7 million and $23.2 million at September 30, 2009 and December 31, 2008, respectively.

Operating Activities

We used $385,000 in cash from operations for the nine months ended September 30, 2009 as compared to generating $20,000 in cash from operations for the nine months ended September 30, 2008.  The increase in cash usage in 2009 is due primarily to the net loss incurred for the nine months ended September 30, 2009 as compared to the net income for the nine months ended September 30, 2008.

Investing Activities

We generated $13.9 million in cash in the nine months ended September 30, 2009 as compared to utilizing cash of $7.2 million during the nine months ended September 30, 2008 due to a decrease in purchases of short term investments for the nine months period ended September 30, 2009.  There were no capital expenditures in the nine months ended September 30, 2009 or 2008, respectively.

Financing Activities

There were no significant financing activities in the nine months ended September 30, 2009, or 2008 respectively.

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

At September 30, 2009, we had $22.7 million in cash and cash equivalents. We believe we possess sufficient liquidity and capital resources to fund our operations and working capital requirements for at least the next 12 months.

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

A sensitivity analysis was performed on our investment portfolio as of September 30, 2009 based on a modeling technique that measures hypothetical fair market value changes that would result from a parallel shift in the yield curve of plus 100 basis points.  Based on this analysis, a hypothetical 100 basis point increase in interest rates would result in a $2,000 decrease in the fair value of our investments in debt securities as of September 30, 2009.

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

In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the Court for approval.  Although the Court preliminarily approved that settlement in August 2005, it was terminated in June 2007 based upon a stipulation among the parties to the settlement, after it became unlikely that the settlement would receive final Court approval.  Plaintiffs filed amended master allegations and amended complaints and moved for class certification in the six focus cases.  Defendants moved to dismiss the amended complaints and opposed class certification.  In March 2008, the Court denied the defendants’ motion to dismiss the amended complaints.

The parties have reached a global settlement of the litigation.  On April 2, 2009, plaintiffs filed a motion for preliminary approval of the settlement.  On June 9, 2009, the Court granted preliminary approval of the settlement, and on October 5, 2009, the Court entered an Opinion and Order granting final approval of the settlement.  Under the settlement, the insurers will pay the full amount of settlement share allocated to the Company, and the Company will bear no financial liability. The Company, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, will receive complete dismissals from the case.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 27, 2009, we held our 2009 Annual Meeting of Stockholders at which one proposal was considered. We recommended that the stockholders vote for the proposal.  The results of the matter considered and voted upon are as follow:

Proposal 1:	To elect a Board of Directors to hold office until our 2010 Annual Meeting of Stockholders.

Of the aggregate 9,729,056 shares represented in person or by proxy at the 2009 Annual Meeting of Stockholders, the shares were voted as follows:

Nominee	Votes For	Withheld

Donald Green	8,798,221	930,835
Charles J. Abbe	9,658,021	71,035
Jack L. Howard	8,774,886	954,170
Terry R. Gibson	8,796,291	932,765

ITEM 6. EXHIBITS

Exhibit Index on page 20.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSINE COMMUNICATIONS, INC.

Dated: November 6, 2009	By:	/s/ Terry R. Gibson
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

10.3	Second Amendment to Rights Agreement by and between CoSine Communications, Inc. and Mellon Investor Services LLC, effective as of August 6, 2009.
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