Form 10-K
period 2009-12-31
COSINE COMMUNICATIONS INC
filed 2010-03-01
CIK 1060824

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒     No ☐

The aggregate market value of the voting and non voting common equity held by non-affiliates of the Registrant was $5,953,830 based on the number of shares held by non-affiliates as of March 1, 2010, and based on the reported last sale price of common stock on June 30, 2009, which is the last business day of the Registrant’s most recently completed second fiscal quarter. Shares of stock held by officers, directors and 5 percent or more stockholders have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2010, there were 10,090,635 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the Proxy Statement for our 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

COSINE COMMUNICATIONS, INC.

FORM 10-K
Year Ended December 31, 2009

FOWARD LOOKING STATEMENTS

For purposes of this Annual Report, the terms “CoSine,” "Company," "we," "us" and "our" refer to CoSine Communications, Inc. In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A. Risk Factors. When used in this report, the words "anticipate," "believe," "plan," "expect," "future," "intend" and similar expressions are generally intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof.  We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.  Readers should carefully review the risk factors described in other documents that we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we file in fiscal year 2010.

PART I

Item 1.  Business

Overview

     CoSine Communications, Inc. was incorporated in California on April 14, 1997 and in August 2000 was reincorporated in the State of Delaware. Until the end of fiscal year 2004, we were a provider of carrier network equipment products and services offering a portfolio of communications products and services to business and consumer customers.  We formally discontinued our communications platform products and product operations in fiscal year 2004, sold our patent portfolio and intellectual property rights in fiscal year 2006 and ceased all our related customer support services as of December 31, 2006.  We are currently attempting to redeploy our existing assets by identifying and acquiring, or investing in, one or more operating businesses with existing or prospective taxable income, or from which we can realize capital gains, that can be offset by use of our net operating loss carry-forwards (“NOLs”).  No candidate for acquisition or investment has yet been identified, and no assurance can be given that we will find suitable candidates, and if we do, that we will be able to utilize our existing NOLs.

Current Business

      In July 2005, after discontinuing our product lines, we completed a comprehensive review of strategic alternatives, including a sale of the Company, a sale or licensing of intellectual property, a redeployment of our assets into new business ventures, or a winding-up and liquidation of the business and a return of capital.  Based on that review of strategic alternatives, our board of directors approved a strategy to enhance stockholder value by redeploying our existing assets and resources to identify and acquire one or more operating businesses, while continuing to support our existing customers.  With the termination of our customer service operations effective December 31, 2006, our business focused solely on the redeployment of our existing assets to acquire one or more operating businesses with existing or prospective taxable income that can be offset by use of our NOLs.  Recently, our board of directors expanded our business strategy to include identifying and making strategic investments in operating businesses with the potential for generating  taxable income and/or capital gains which can also be offset by use of our NOLs.  No candidate for acquisition or investment has yet been identified, and no assurance can be given that we will find suitable candidates, and if we do, that we will be able to utilize our existing NOLs.

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

      We amended the stockholders rights plan effective as of August 31, 2007 and as of August 6, 2009. Those amendments extended the expiration date of the purchase rights from September 1, 2007 until September 1, 2009 and from September 2, 2009 until September 1, 2011 respectively, unless earlier redeemed, exchanged, or amended by the board of directors. The amendments were not made in response to any pending takeover bid for us.

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

        In efforts to reduce our operating expenses while executing our redeployment strategy, on June 15, 2007, our board of directors approved an agreement (the “Services Agreement”) with SP Corporate Services, LLC (“SP”) pursuant to which SP provides us, on a non-exclusive basis, a full range of executive, financial and administrative support services and personnel, including the services of a Chief Executive Officer, Chief Financial Officer, Secretary, Principal Executive Officer, and Principal Accounting Officer, maintenance of our corporate office and records, periodic reviews of transactions in our stock to assist in preservation of our NOLs, and related executive, financial, accounting, and administrative support services. Under the Services Agreement, we pay SP a monthly fee of $17,000 in exchange for SP's services. SP is responsible for compensating and providing all applicable employment benefits to any SP personnel in connection with providing services under the Services Agreement. We reimburse SP for reasonable and necessary business expenses of ours incurred by SP, and we are responsible for payment of fees related to audit, tax, legal, stock transfer, insurance broker, investment advisor, and banking services provided to us by third party advisors. The Services Agreement has a term of one year and automatically renews for successive one year periods unless otherwise terminated by either party. The Services Agreement is also terminable by us upon the death of Terry R. Gibson or his resignation as our Chief Executive Officer, Chief Financial Officer or Secretary of the Company. Under the Services Agreement, SP and its personnel are entitled to the same limitations on liability and indemnity rights available under our charter documents to any other person performing such services for us. During fiscal year 2007, prior to the effectiveness of the Services Agreement, we incurred approximately $24,500 per month in performing the services which are to be performed by SP under the Services Agreement. The Service Agreement became effective as of July 1, 2007 and currently has a term through June 30, 2010, unless renewed.

        SP is an affiliate of Steel Partners Holdings L.P., the largest stockholder of CoSine.  Jack Howard, a director of CoSine, is the President of SP and the President of Steel Partners, LLC, the manager of Steel Partners Holdings L.P..  Terry Gibson, a director of CoSine, is a Managing Director of SP.

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

Prior Business

        Until September 2004, we developed, marketed and sold a communications platform designed to enable carrier network service providers to rapidly deliver a portfolio of communications services to business and consumer customers.  We formally discontinued our communications platform products in fiscal year 2004, sold our patent portfolio and intellectual property rights in fiscal year 2006 and ceased all our related customer support services as of December 31, 2006.

Competition

    Our current business involves the redeployment of our existing assets to acquire, or invest in,  one or more operating businesses with existing or prospective taxable income, or from which we can realize capital gains, that can be offset by use of our NOLs.  No candidate for acquisition or other investment has yet been identified, and no assurance can be given that we will find suitable candidates, and if we do, that we will be able to utilize our existing NOLs.  We are encountering competition from other entities also seeking to acquire profitable businesses and investments.  Such entities include private equity companies, venture capital funds, blank check companies, leveraged buyout funds, as well as operating businesses seeking acquisitions.  Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates.  Moreover, many of these entities possess greater financial, technical, human, and other resources than us.

Employees

     We had no employees at December 31, 2009.  Mr. Gibson, our sole executive officer, is an employee of SP.

Executive Officers of the Registrant

     Terry R. Gibson, 56, has served as our Chief Executive Officer since January 16, 2005, as our Secretary since September 23, 2004, and as our Executive Vice President and Chief Financial Officer since joining us in 2002.  Mr. Gibson is a Managing Director of SP, an affiliate of Steel Partners Holdings L.P., our largest shareholder.  Pursuant to a service agreement between the Company and SP, effective July 1, 2007, Mr. Gibson terminated his employment with us and joined SP as a Managing Director, however, he continues to serve as our Chief Executive Officer, Chief Financial Officer, Secretary, Principal Executive Officer, and Principal Accounting Officer as an employee of SP.  Prior to joining us, Mr. Gibson served as Chief Financial Officer of Calient Networks, Inc. from May 2000 to December 2001.  He served as Chief Financial Officer of Ramp Networks, Inc. from March 1999 to May 2000 and as Chief Financial Officer of GaSonics, International, from June 1996 through March 1999.  He has also served as Vice President and Corporate Controller of Lam Research Corporation from February 1991 through June 1996.  Mr. Gibson holds a B.S. in Accounting from the University of Santa Clara.

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

RISKS RELATED TO OUR BUSINESS

We may continue to incur operating losses and negative cash flow.

We have sold or disposed of all our revenue generating operations and assets.  At December 31, 2009, we had an accumulated deficit of $517 million.  Our ability to generate net income and to achieve profitability and positive cash flow depends on the amount of interest paid on the investment of our cash in cash equivalents and other short term investments and on our success in identifying and acquiring, or investing in, one or more operating businesses.

We are executing an asset redeployment strategy.  There can be no assurance that the redeployment strategy will be successful.

We have sold or disposed of all our revenue generating operations and assets.  We are currently attempting to redeploy our existing assets, consisting of cash and cash equivalents, by identifying and acquiring, or investing in, one or more operating businesses with existing or prospective taxable income, or from which we can realize capital gains, that can be offset by use of our net operating loss carry-forwards (“NOLs”).  No candidate for acquisition or investment has yet been identified, and no assurance can be given that we will find suitable candidates, and if we do, that we will be able to utilize our existing NOLs.

We may not be able to successfully identify suitable acquisition or investment. We have been working without success since 2005 to identify and consummate suitable acquisitions or investments. In identifying, evaluating and selecting a target business for acquisition or investment, we expect to encounter competition from other entities having business objectives similar to ours including other blank check companies, private equity groups, venture capital funds, and operating businesses seeking strategic acquisitions. Many of these entities are well-established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we which will give them a competitive advantage in pursuing the acquisition of, or investment in, certain target businesses. Even if we identify an appropriate acquisition or investment opportunity, we may be unable to negotiate favorable terms for that acquisition.

If we are not successful in executing our redeployment strategy we will continue to incur operating losses and negative cash flow and may at some point decide to liquidate and return the net proceeds to our stockholders. However, we believe we have adequate cash resources to continue to realize our assets and discharge our liabilities as a company through 2010.

We will incur significant costs in connection with our evaluation of potential acquisition and investment candidates.

As part of our plan to redeploy our assets, our management is seeking, analyzing and evaluating potential acquisition and investment candidates. We will incur significant costs, such as due diligence and legal and other professional fees and expenses, as part of these redeployment and other investments efforts. Notwithstanding these efforts and expenditures, we cannot give any assurance that we will identify an appropriate acquisition or investment opportunity in the near term, or at all.

We will likely have no operating history in our new line of business or other investments, which are yet to be determined, and therefore we will be subject to the risks inherent in establishing a new business.

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

The reporting requirements under rules adopted by the Securities and Exchange Commission relating to shell companies may delay or prevent us from making certain acquisitions.

We are deemed to be a "shell company" under rules adopted by the Securities and Exchange Commission.  The rules are designed to ensure that investors in shell companies that acquire operations have timely access to the same kind of information as is available to investors in public companies generally. The rules require a shell company to include extensive registration-level information on Form 8-K to report the acquisition of a business.  The extensive registration-level information includes a detailed description of an acquired company’s business and properties, management, executive compensation, related party transactions, legal proceedings and historical market price information, as well as audited historical financial statements and management’s discussion and analysis of financial condition and results of operations. The revised Form 8-K rules also require a shell company to file pro forma financial statements giving effect to the acquisition not later than four business days after completion of the acquisition, instead of 75 days as required by non-shell companies.

Complying with the shell company rules of the Securities and Exchange Commission may increase the difficulty of our ability to identify and acquire an operating business adversely affecting our ability to successfully implement our redeployment strategy.  The time and additional costs that may be incurred by some acquisition prospects to prepare such detailed disclosures and obtain audited financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us, or deter potential targets from negotiating with us.

We may be unable to realize the benefits of our net operating loss carry-forwards ("NOLs").

NOLs may be carried forward to offset federal and state taxable income in future years and eliminate income taxes otherwise payable on such taxable income, subject to certain adjustments. Based on current federal corporate income tax rates, our NOLs and other carry-forwards could provide a benefit to us, if fully utilized, of significant future tax savings. However, our ability to use these tax benefits in future years will depend upon the amount of our otherwise taxable income. If we do not have sufficient taxable income in future years to use the tax benefits before they expire, we will lose the benefit of these NOLs permanently. Consequently, our ability to use the tax benefits associated with our substantial NOLs will depend significantly on our success in identifying suitable acquisition or investment candidates, and once identified, successfully consummating an acquisition of or investment in these candidates.

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

Our business no longer generates any revenues as we ceased all customer operations as of December 31, 2006.  Our net income depends on the amount of interest paid on the investment of our cash in cash equivalents and other short term investments.  Accordingly, our earnings are subject to risks and uncertainties surrounding changes in the interest rate environment.

RISKS RELATED TO OUR STOCK

Failure to execute our redeployment strategy could cause our stock price to decline.

Our stock price may decline due to any or all of the following potential occurrences:

•	we may not be able to find suitable acquisition or investment candidates or may not be able to acquire suitable candidates with our limited financial resources;

•	we may not be able to utilize our existing NOLs to offset future earnings; and,

•	we may have difficulty retaining our board of directors or attracting suitable qualified candidates should a director resign.

We may issue a substantial amount of our common stock in the future which could cause dilution to new investors and otherwise adversely affect our stock price.

A key element of our growth strategy is to make acquisitions. As part of our acquisition strategy, we may issue additional shares of common stock as consideration for such acquisitions. These issuances could be significant. To the extent that we make acquisitions or other investments and issue our shares of common stock as consideration or investments, your equity interest in us will be diluted. Any such issuance will also increase the number of outstanding shares of common stock that will be eligible for sale in the future. Persons receiving shares of our common stock in connection with these acquisitions may be more likely to sell their common stock, which may influence the price of our common stock. In addition, the potential issuance of additional shares in connection with anticipated acquisitions could lessen demand for our common stock and result in a lower price than might otherwise be obtained. We may issue common stock in the future for other purposes as well, including in connection with financings, for compensation purposes, in connection with strategic transactions, or for other purposes.

Our common stock is no longer listed on the NASDAQ National Market.

Our common stock currently trades in the over the counter market and is quoted on the Pink Sheets Electronic Quotation Service under the symbol “COSN.PK.”  Our common stock had been traded on the NASDAQ National Market under the symbol COSN from our initial public offering in September 2000 through June 15, 2005, when we were de-listed from the NASDAQ National Market System.  As a result of the delisting, the liquidity of our stock may be reduced, our shareholders may experience difficulty in buying or selling our common stock at competitive prices or at all and the price of our common stock may decline.

Our stock price has been volatile.

Our stock price has from time to time experienced significant price and volume fluctuations unrelated to our operating performance.  Please see Item 5 of this Annual Report for the high and low quarterly closing prices of our common stock for the last two fiscal years.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We occupy approximately 1,000 square feet of shared office space in Los Gatos, California under an operating lease.   Effective July 1, 2007 our lease payments are made by SP, an affiliated company, in connection with a management services agreement.

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

The parties have reached a global settlement of the litigation.  On October 5, 2009, the Court entered an Opinion and Order granting final approval of the settlement.  Under the settlement, the insurers will pay the full amount of settlement share allocated to the Company, and the Company will bear no financial liability. The Company, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, will receive complete dismissals from the case.  Certain objectors have appealed the Court’s October 5, 2009 final order to the Second Circuit Court of Appeals. The appeal is still pending.

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

The following table sets forth the high and low sales price of our common stock in the years ended December 2009 and 2008.  Our common stock was de-listed from NASDAQ National Market System on June 15, 2005.  The following table sets forth the range of high and low bid information of our common stock.  The high and low bid quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

	High	Low
2008
First quarter	$2.75	$2.20
Second quarter	$2.85	$2.40
Third quarter	$2.70	$2.45
Fourth quarter	$2.35	$1.55
2009
First quarter	$1.80	$1.50
Second quarter	$1.75	$1.50
Third quarter	$2.05	$1.50
Fourth quarter	$2.03	$1.85

Stockholders

According to the records of our transfer agent, at January 25, 2010 we had approximately 225  shareholders of record.  The majority of our shares are held in approximately 2,800 customer accounts held by brokers and other institutions on behalf of stockholders.

Dividends

To date, we have not declared or paid any cash dividends on our common stock.  Our current policy is to retain future earnings, if any, for use in the operations, and we do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes equity compensation plans that were approved and not approved by the stockholders as of December 31, 2009:

EQUITY COMPENSATION PLAN INFORMATION

	Number of Securities				Number of Securities
	to be Issued Upon		Weighted-Average		Remaining Available for
	Exercise of Outstanding		Exercise Price of		Future Issuance Under
	Options, Warrants and		Outstanding Options,		Equity Compensation
Plan category	Rights		Warrants and Rights		Plans (1)

Equity compensation plans approved by stockholders	181,000	(2)	$6.66	(2)	1,902,735	(3)
Equity compensation plans not approved by stockholders (4)	—		—		893,990

Total	181,000		$6.66		2,796,725

(1)	These numbers exclude shares listed under the column heading "Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights."
(2)
Includes 5,000 shares subject to outstanding options under the 1997 Stock Plan, 132,000 shares subject to outstanding options under the 2000 Stock Plan, and 44,000 shares subject to outstanding options under the 2000 Director Plan.

(3)	Includes 1,898,735 shares available for future issuance under the 2000 Stock Plan, and 4,000 shares available for future issuance under the Director Plan.
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

We did not pay directly or indirectly any of the underwriting discounts or other related expenses of the initial public offering to any of our directors or officers, any person owning 10% or more of any class of our equity securities, or any of our affiliates. We have used approximately $220 million of the funds from the initial public offering to fund our operations.  We expect to use the remaining net proceeds for general corporate purposes, including funding our operations, our working capital needs, and potential acquisitions pursuant to our redeployment strategy.  Pending further use of the net proceeds, we have invested them in short-term, interest-bearing securities.

Item 6.  Selected Financial Data

The selected financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes. The selected statements of operations data for the years ended December 31, 2009, 2008 and 2007 and the selected balance sheet data as of December 31, 2009 and 2008, are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Annual Report on Form 10-K.  The selected statements of operations data for the fiscal years ended prior to December 31, 2007, and the selected balance sheet data prior to December 31, 2008, are derived from our audited financial statements that are not included in this Annual Report on Form 10-K.  The historical results presented below are not necessarily indicative of future results.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Statements of Operations Data:
Revenue	$—	$—	$—	$1,361	$3,315
Cost of revenue	—	—	—	1,663	2,049
Gross profit (loss)	—	—	—	(302)	1,266
Operating expenses:
Research and development	—	—	—	—	103
Sales and marketing	—	—	—	—	105
General and administrative	738	721	781	1,316	3,227
Restructuring and impairment charges	—	—	—	—	(91)
Total operating expenses	738	721	781	1,316	3,344
Loss from operations	(738)	(721)	(781)	(1,618)	(2,078)
Other income (expense):
Interest income	141	678	1,180	1,101	678
Interest expense	—	—	—	(4)	—
Other	—	28	—	918	(46)
Total other income	141	706	1,180	2,015	632
Income (loss) before income tax provision (benefit)	(597)	(15)	399	397	(1,446)
Income tax provision (benefit)	—	—	(17)	(52)	(228)
Net income (loss)	$(597)	$(15)	$416	$449	$(1,218)
Basic net income (loss) per common share	$(0.06)	$(0.00)	$0.04	$0.04	$(0.12)
Diluted net income (loss) per common share	$(0.06)	$(0.00)	$0.04	$0.04	$(0.12)
Shares used in computing basic net income (loss) per common share	10,091	10,091	10,091	10,091	10,094
Shares used in computing diluted net income (loss) per common share	10,091	10,091	10,115	10,096	10,094

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$22,564	$23,152	$23,119	$22,857	$23,166
Working capital	22,362	23,019	22,927	22,477	22,353
Total assets	22,597	23,282	23,231	23,036	23,840
Total stockholders’ equity	22,365	23,022	22,930	22,477	22,603

Quarterly financial information (unaudited):

	2009				2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
Revenue	$—	$—	$—	$—	$—	$—	$—	$—
Gross profit (loss)	—	—	—	—	—	—	—	—
Net income (loss)	$(155)	$(151)	$(139)	$(152)	$53	$22	$2	$(92)
Basic and diluted net income (loss) per share	$(.02)	$(.01)	$(.01)	$(.02)	$0.01	$0.00	$0.00	$(.01)

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our current business strategy is to enhance stockholder value by pursuing opportunities to redeploy our assets through an acquisition of, or investment in, one or more operating businesses with existing or prospective taxable income, or from which we can realize capital gains, that can be offset by use of our net operating loss carry-forwards (“NOLs”).  No candidate for acquisition or investment has yet been identified, and no assurance can be given that we will find suitable candidates, and if we do, that we will be able to utilize our existing NOLs.

Until the end of fiscal year 2004, we were a provider of carrier network equipment products and services offering a portfolio of communications products and services to business and consumer customers.  We formally discontinued our communications platform products and product operations in fiscal year 2004, sold our patent portfolio and intellectual property rights in fiscal year 2006 and ceased all our related customer support services as of December 31, 2006.

DUE TO THE ADOPTION OF OUR REDEPLOYMENT STRATEGY, THE INFORMATION APPEARING BELOW, WHICH RELATES TO PRIOR PERIODS, MAY NOT BE INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR ANY SUBSEQUENT PERIODS.  THE YEAR ENDED DECEMBER 31, 2009 PRIMARILY REFLECTS, AND FUTURE PERIODS PRIOR TO A REDEPLOYMENT OF OUR ASSETS ARE EXPECTED TO PRIMARILY REFLECT, GENERAL AND ADMINISTRATIVE EXPENSES AND TRANSACTION EXPENSES ASSOCIATED WITH THE CONTINUING ADMINISTRATION OF THE COMPANY AND ITS EFFORTS TO REDEPLOY ITS ASSETS.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses, and related disclosures of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to fair values, income taxes and equity issuances.  Additionally, the audit committee of our board of directors reviews these critical accounting estimates at least annually.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  These estimates form the basis for certain judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

The following accounting policies are significantly affected by the judgments and estimates we use in the preparation of our financial statements.

Fair Value Measurements

      Effective January 1, 2008, we adopted amendments to the accounting standards addressing the measurement of the fair value of our financial assets and financial liabilities.  The amendments define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The amendments establish a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  The three levels of the fair value hierarchy under the amendments are described below:
Level 1:  Quoted prices (unadjusted) in active markets for identical assets or liabilities.  We used Level 1 assumptions for our cash and cash equivalents and short term investments, which are traded in an active market.  The valuations are based on quoted prices that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.  As of December 31, 2009 we did not have any short term investments.
Level 2:  Directly or indirectly observable market based inputs used in models or other valuation methodologies.  As of December 31, 2009, we did not have any Level 2 financial assets or liabilities.
Level 3: Unobservable inputs that are supported by little or no market data and require the use of significant management judgment.  As of December 31, 2009, we did not have any Level 3 financial assets or liabilities.

Impact of Equity Issuances on Operating Results

Equity issuances have a material impact on our operating results.  The equity issuances that have affected operating results to date include warrants granted to customers and suppliers, stock options granted to employees and consultants, and stock issued in lieu of cash compensation to suppliers.

In prior years, our cost of revenue, operating expenses and interest expense were affected significantly by charges related to warrants and options issued for services.

Income Taxes

We account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. We adopted the provisions of Accounting Standard Codification No. 740 (ASC 740) on accounting for uncertain income taxes, on January 1, 2007.  This provision clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in our financial statements.  The Interpretation also provides guidance for the measurement and classification of tax positions, interest and penalties, and requires additional disclosure on an annual basis.  The cumulative effect of the change had no impact on the balance sheet or statement of operations. Following implementation, the ongoing recognition of changes in measurement of uncertain tax positions will be reflected as a component of income tax expense. Interest and penalties incurred associated with unresolved income tax positions will continue to be included in other income (expense).

Sources of Income

Until a redeployment of our assets occurs, our principal source of income will consist of interest, dividend and other investment income from cash, cash equivalents and short-term investments, which is reported as interest income in our statement of operations.

RESULTS OF OPERATIONS

Revenue

      We had no revenue in 2009, 2008 or 2007, as we discontinued all service offerings at December 31, 2006.

Non-Cash Charges and Credits Related to Equity Issuances

We amortized $28,000, $34,000 and $39,000 of non-cash charges related to equity issuances to operating expenses, for the years ended December 31, 2009, 2008 and 2007, respectively.

Below is a reconciliation of non-cash charges related to equity issuances for the years ended December 31, 2009, 2008, and 2007, affecting our operating expenses, in thousands:

	Years ended December 31,
	2009	2008	2007

Stock-based compensation	$28	$34	$39
Net non-cash charges related to equity issuances	$28	$34	$39

Equity-related charges, which are largely dependent on our quarterly stock price, may cause our expenses to materially fluctuate from quarter-to-quarter and year-to-year.

General and Administrative Expenses

General and administrative expenses consist primarily of service contracts and related expenses for executive, finance, legal, accounting, and human resources personnel as well as other corporate expenses, including non-cash charges related to equity issuances.

General and administrative expenses were $738,000, $721,000, and $781,000 for the years ended December 31, 2009, 2008, and 2007, respectively.  General and administrative expense increased by $17,000 for the year ended December 31, 2009 as compared to December 31, 2008.  The increase is due primarily to increased legal costs related to investigating a potential acquisition during 2009.  General and administrative expense decreased by $60,000 for the year ended December 31, 2008 as compared to December 31, 2007.  The decrease is due primarily to our retention of SP Corporate Services, LLC, as of July 1, 2007, to provide all our executive, financial, and administrative support services and personnel, including the services of our executive officers, which had been previously performed during fiscal year 2007 by one employee and a consultant.

Since July 1, 2007, our administrative functions have been performed under an agreement (the “Services Agreement”) with SP Corporate Services, LLC (“SP”) pursuant to which SP provides us, on a non-exclusive basis, a full range of executive, financial, and administrative support services and personnel, including the services of our executive officers. The Service Agreement became effective as of July 1, 2007.  Pursuant to the Services Agreement, Terry R. Gibson terminated his employment with us, effective as of June 30, 2007, but continues to serve as our Chief Executive Officer, Chief Financial Officer, Secretary, Principal Executive Officer, and Principal Accounting Officer as an employee of SP.  Under the Services Agreement, we pay SP a monthly fee of $17,000 in exchange for SP's services.  SP is responsible for compensating and providing all applicable employment benefits to any SP personnel, including Mr. Gibson, in connection with providing services under the Services Agreement. We reimburse SP for reasonable and necessary business expenses of ours incurred by SP, and we are responsible for payment of fees related to audit, tax, legal, stock transfer, insurance broker, investment advisor, and banking services provided to us by third party advisors. The Services Agreement has a term of one year and automatically renews for successive one year periods unless otherwise terminated by either party. The Services Agreement is also terminable by us upon the death of Terry R. Gibson or his resignation as our Chief Executive Officer, Chief Financial Officer, or Secretary of the Company. Under the Services Agreement, SP and its personnel are entitled to the same limitations on liability and indemnity rights available under our charter documents to any other person performing such services for us.

General and administrative non-cash charges related to equity issuances were $28,000, $34,000 and $39,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Interest Income

For the year ended December 31, 2009, interest income was $141,000 as compared to $678,000 at December 31, 2008 and $1.18 million at December 31, 2007.  The decrease for the year ended December 31, 2009 as compared to December 31, 2008 is due to lower interest rates in 2009 as compared to 2008.  The decrease for the year ended December 31, 2008 as compared to December 31, 2007 is due to lower interest rates in 2008 as compared to 2007.

Other Income

For the years ended December 31, 2009, 2008, and 2007, respectively, other income was nil, $28,000 and nil.  Other income in 2008 is composed of the gain on liquidation of foreign subsidiaries and related activities.

Interest Expense

For the years ended December 31, 2009, 2008, and 2007, interest expense was nil.

Income Tax Provision

There were no tax provisions for the years ended December 31, 2009 and 2008, respectively, as there were pre-tax losses in such years.  The tax provision credit of ($17,000) for the year ended December 31, 2007 was related to closure of foreign operations and completion of related tax settlements.

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

LIQUIDITY AND CAPITAL RESOURCES

We have adopted a strategy of seeking to enhance stockholder value by pursuing opportunities to redeploy our assets through an acquisition of, or investment in, one or more operating businesses with existing or prospective taxable income, or from which we can realize capital gains, that can be offset by use of our net operating loss carry-forwards. Based on our $22.6 million in cash and short term investments at December 31, 2009 and on our cost reduction activities, we believe that we possess sufficient liquidity and capital resources to fund our operations and working capital requirements for at least the next 12 months. However, our redeployment of assets strategy raises substantial doubt as to our ability to continue as a going concern.  See “Liquidity and Redeployment Strategy” in Note 1 of the Notes to Financial Statements.  See “Outlook” on page 17 and “Risk Factors” on pages 5 to 9, which describes our redeployment of assets strategy.

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

Cash, Cash Equivalents and Short-Term Investments

At December 31, 2009, cash, cash equivalents and short-term investments were $22.6 million, as compared to $23.2 million at December 31, 2008.

Operating Activities

      We used $500,000 and $40,000 and generated $264,000 in cash from operations in the years ended December 31, 2009, 2008 and 2007, respectively. The reduction in cash generated from operations in 2009 and 2008 as compared to 2007 is due to the decline in interest income.

Investing Activities

     We generated $13.9 million in investing activities for the year ended December 31, 2009 due to net sales of short-term investments. For the year ended December 31, 2008, we used $3.6 million in cash to fund an increase in our short term investments. For the year ended December 31, 2007, we generated $7.2 million in cash from investing activities due to net sales and maturities of short-term investments.

Financing Activities

       We had no financing activities during the years ended December 31, 2009, 2008, or 2007.

Off-Balance Sheet Arrangements

       We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material affect.

Contractual Obligations

We have future financial obligations related to purchase obligations. These obligations as of December 31, 2009 are summarized as follows, (in thousands of dollars):

Contractual Obligations	Total	2010	2011	2012-2013	After 2013

Unconditional purchase obligations	$102	$102	$0.0	$0.0	$0.0

Total contractual cash obligations	$102	$102	$0.0	$0.0	$0.0

Our unconditional purchase obligations relate to executive, financial and administrative support services, and personnel provided by SP Corporate Services LLC under an agreement which became effective as of July 1, 2007 (the "Services Agreement").  Under the Services Agreement, we pay SP Corporate Services, LLP a monthly fee of $17,000 in exchange for SP Corporate Services, LLC’s services. The Services Agreement has a term of one year and automatically renews for successive one year periods unless otherwise terminated by either party.

OUTLOOK

         We have adopted a strategy of seeking to enhance stockholder value by pursuing opportunities to redeploy our assets through an acquisition of, or investment in, one or more operating businesses with existing or prospective taxable income, or from which we can realize capital gains, that can be offset by use of our net operating loss carry-forwards (“NOLs”).  As of this date, no acquisition or investment candidate has been identified, and no assurance can be given that we will find suitable candidates, and if we do, that we will be able to utilize our existing NOLs.

         At December 31, 2009, we had $22.6 million in cash and cash equivalents.  Cash used by operations during the year ended December 31, 2009 was $500,000. We believe we possess sufficient liquidity and capital resources to fund our operations and working capital requirements for at least the next 12 months.

Recent Accounting Pronouncements

         In March 2008, we adopted amendments to the accounting standard addressing derivatives and hedging.  The amendments change the disclosure requirements for derivative instruments and hedging activities, requiring enhanced disclosures about how and why an entity uses derivative instruments, how instruments are accounted for under U.S. GAAP, and how derivatives and hedging activities affect an entity’s financial position, financial performance and cash flows.  The adoption of these amendments required additional disclosure only, and therefore did not have an impact on our financial position, results of operations, or cash flows.

         In April 2008, the FASB issued authoritative guidance in connection with accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies.  The guidance addresses application issues regarding the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  Due to the fact that the literature is applicable to acquisitions completed after January 1, 2009, and the Company did not have any business combinations with assets and liabilities arising from contingencies during 2009, the adoption of the authoritative guidance did not impact the Company’s financial statements and its effects on future periods will depend on the nature and extent of business combinations that we complete, if any, after 2009.

         In October 2008, we adopted amendments to the accounting standard addressing estimating fair value. The amendments provide additional authoritative guidance to assist both issuers and user of financial statements in determining whether a market is active or inactive and whether a transaction is distressed.  The adoption of these amendments did not have an impact on our financial position, results of operations, or cash flows.

         In June 2009, the Financial Accounting Standards Board (“the FASB”) issued “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents were superseded and all other accounting literature not included in the Codification were considered non-authoritative.  While the adoption of the Codification as of September 30, 2009 changes how we reference accounting standards, the adoption did not have an impact on our financial position, results of operations, or cash flows.

         In June 2009, we adopted amendments to the accounting standard addressing fair value of financial instruments in interim reporting periods.  The amendments provide guidance on the disclosure requirements about fair value of financial instruments in interim periods.  Such disclosures were previously required only in annual financial statements.  The adoption of these amendments did not have an impact on our financial position, results of operations, or cash flows.

         In June 2009, we adopted amendments to the accounting standard addressing subsequent events.  The amendments provide guidance on the definition of what qualifies as a subsequent event – those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued – and requires companies to disclose the date through which subsequent events were evaluated and the basis for determining that date.  This disclosure should alert all users of financial statements that a company has not evaluated subsequent events after that date in the set of financial statements being presented.  The adoption of these amendments required additional disclosure only, and therefore did not have an impact on our financial position, results of operations, or cash flows.

         In June 2009, the FASB issued the consolidation guidance for variable-interest entities to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance.  These new standards will be effective for the Company in the first quarter of fiscal year 2011.  The Company currently has no variable-interest entities but will assess the potential impact, if any, these new standards may have on its financial statements when already effective and applicable.

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

A sensitivity analysis was performed on our December 31, 2009 investment portfolio based on a modeling technique that measures hypothetical fair market value changes that would result from a parallel shift in the yield curve of plus 100 basis points.  Based on this analysis, a hypothetical 100 basis point increase in interest rates would result in a $2,000 decrease in the fair value of our investments as of December 31, 2009.

Exchange Rate Sensitivity

All of our revenue, all of our expenses and all of our other income in prior and current years, if any, are denominated in U.S. dollars.

Item 8.  Financial Statements and Supplementary Data

REPORT OF BURR PILGER MAYER, INC.   INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CoSine Communications, Inc.

We have audited the accompanying balance sheets of CoSine Communications, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CoSine Communications, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Burr Pilger Mayer, Inc.

San Jose, California
March 1, 2010

COSINE COMMUNICATIONS, INC.

BALANCE SHEETS
(In thousands, except for share and per share data)

	December 31, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$22,564	$9,155
Short-term investments	—	13,997
Interest receivable	2	96
Prepaid expenses and other current assets	28	31
Total current assets	22,594	23,279
Long term deposit	3	3
Total assets	$22,597	$23,282

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$172	$207
Other accrued liabilities	60	53
Total current liabilities	232	260

Commitments and contingencies (Notes 2 and 3)

Stockholders' equity:
Preferred stock, no par value, 3,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 22,000,000 shares authorized; 10,090,635 shares issued and outstanding at December 31, 2009 and 2008	1	1
Additional paid-in capital	539,088	539,060
Accumulated other comprehensive income	—	88
Accumulated deficit	(516,724)	(516,127)
Total stockholders' equity	22,365	23,022
Total liabilities and stockholders' equity	$22,597	$23,282

See accompanying notes to financial statements.

COSINE COMMUNICATIONS, INC.

STATEMENTS OF OPERATIONS
(In thousands, except for per share data)

	Years Ended December 31,
	2009	2008	2007
Revenue:
Product	$—	$—	$—
Service	—	—	—
Total revenue	—	—	—
Cost of revenue	—	—	—
Gross profit (loss)	—	—	—
Operating expenses:
General and administrative (1)	738	721	781
Total operating expenses	738	721	781
Loss from operations	(738)	(721)	(781)
Other income (expense):
Interest income	141	678	1,180
Interest expense	—	—	—
Other	—	28	—
Total other income	141	706	1,180
(Loss) income before income tax benefit	(597)	(15)	399
Income tax (benefit)	—	—	(17)
Net (loss) income	$(597)	$(15)	$416
Basic net income (loss) per share	$(0.06)	$(0.00)	$0.04
Diluted net income (loss) per share	$(0.06)	$(0.00)	$0.04
Shares used to calculate net income (loss) per share:
Basic	10,091	10,091	10,091
Diluted	10,091	10,091	10,115

(1)	General and administrative expenses include $28, $34 and $39 in non-cash charges related to equity issuances in 2009, 2008, and 2007, respectively.

See accompanying notes to financial statements.

COSINE COMMUNICATIONS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2006	10,090,635	$1	$538,987	$17	$(516,528)	$22,477
Stock based compensation	—	—	39	—	—	39
Components of comprehensive income (loss):
Net income	—	—	—	—	416	416
Unrealized gain on investments, net of tax	—	—	—	(2)	—	(2)
Total comprehensive income (loss)	—	—	—	(2)	416	414
Balance at December 31, 2007	10,090,635	1	538,026	15	(516,112)	22,930
Stock based compensation	—	—	34	—	—	34
Components of comprehensive income (loss):
Net loss	—	—	—	—	(15)	(15)
Unrealized loss on investments, net of tax	—	—	—	73	—	73
Total comprehensive income (loss)	—	—	—	73	(15)	57
Balance at December 31, 2008	10,090,635	1	539,060	88	(516,127)	23,022
Stock based compensation	—	—	28	—	—	28
Components of comprehensive income (loss):
Net loss	—	—	—	—	(597)	(597)
Unrealized gain on investments, net of tax	—	—	—	(88)		(88)
Total comprehensive income (loss)	—	—	—	(88)	(597)	(685)
Balance at December 31, 2009	10,090,635	$1	$539,088	$—	$(516,724)	$22,365

See accompanying notes to financial statements.

COSINE COMMUNICATIONS, INC.

STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2009	2008	2007
Operating activities:
Net (loss) income	$(597)	$(15)	$416
Adjustments to reconcile net (loss) income to net cash (used) generated in operating activities:
Stock compensation expense	28	34	39
Change in operating assets and liabilities:
Accounts receivable trade	—	—	55
Interest receivable	94	(23)	(5)
Prepaid expenses and other current assets	3	5	20
Long-term deposits and other assets	—	—	(3)
Accounts payable	(35)	3	(116)
Other accrued liabilities	7	(44)	(142)
Net cash (used) generated in operating activities	(500)	(40)	264
Investing activities:
Purchase of short-term investments	—	(30,729)	(27,318)
Proceeds from sales and maturities of short-term investments	13,909	27,215	34,556
Net cash (used in) generated in investing activities	13,909	(3,514)	7,238
Net (decrease) increase in cash and cash equivalents	13,409	(3,554)	7,502
Cash and cash equivalents at the beginning of the period	9,155	12,709	5,207
Cash and cash equivalents at the end of the period	$22,564	$9,155	$12,709

See accompanying notes to financial statements.

COSINE COMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Description of Business

CoSine Communications, Inc. ("CoSine" or the "Company," which may be referred to as "we," "us," or "our") was incorporated in California on April 14, 1997 and in August 2000 was reincorporated in the State of Delaware. Until the end of fiscal year 2004, we were a provider of carrier network equipment products and services offering a portfolio of communications products and services to business and consumer customers.  We formally discontinued our communications platform products and product operations in fiscal year 2004, sold our patent portfolio and intellectual property rights in fiscal year 2006 and ceased all our related customer support services as of December 31, 2006.  We are currently attempting to redeploy our existing assets by identifying and acquiring, or investing in, one or more operating businesses with existing or prospective taxable income, or from which we can realize capital gains, that can be offset by use of our net operating loss carry-forwards (“NOLs”).  No candidate for acquisition or investment has yet been identified, and no assurance can be given that we will find suitable candidates, and if we do, that we will be able to utilize our existing NOLs.

Liquidity and Redeployment Strategy

The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, at December 31, 2009, we have an accumulated deficit of $517 million.  As of December 31, 2006, we ceased our customer service capability.  Our actions in the fourth quarter of fiscal year 2004 to terminate most of our employees and discontinue production activities in an effort to conserve cash raise substantial doubt about our ability to continue as a going concern. We continue to pursue our redeployment strategy, which involves the acquisition of, or investment in, one or more operating businesses with existing or prospective taxable income, or from which we can realize capital gains, that can be offset by use of our NOLs.  The financial statements do not include any adjustments to reflect the possible future effects relating to the recoverability and classification of the recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from these estimates.  Estimates are used in accounting for, but are not limited to, fair value measurements, income taxes and equity issuances.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period of determination.

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

Generally, a maximum obligation is not explicitly stated.  Because the obligated amounts associated with this type of agreement are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated.  Historically, we have not been obligated to make payments for these obligations, and no liabilities have therefore been recorded for these obligations on our  balance sheets as of December 31, 2009 and 2008.

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

Fair Value Measurement

On January 1, 2008, we adopted Accounting Standard Codification 820, Fair Value measurements and disclosures (ASC 820), which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. ASC 820 applies whenever other statements require or permit assets or liabilities to be measured at fair value. ASC 820 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, for which application has been deferred.

The following table summarizes our financial assets measured at fair value on a recurring basis in accordance with ASC 820 as of December 31, 2009 (in thousands) with comparative balances as of December 31, 2008:

         As of December 31, 2009

	Amortized Cost	Unrealized Gain / (Loss)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)
Assets:
Cash equivalents:
Money market funds	$22,518	$—	$22,518	$22,518
Short-term investments:
Commercial paper	$—	$—	$—	$—
Corporate obligations	—	—	—	—
Total	$22,518	$—	$22,518	$22,518

Liabilities	$—	$—	$—	$—

As of December 31, 2008

	Amortized Cost	Unrealized Gain / (Loss)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)
Assets:
Cash equivalents:
Money market funds	$9,074	$—	$9,074	$9,074
Short-term investments:
Commercial paper	$2,645	$3	$2,648	$2,648
Corporate obligations	4,725	(12)	4,713	4,713
U.S. governmental agency notes	6,539	97	6,636	6,636
Total	$13,909	$88	$13,997	$13,997

Liabilities	$—	$—	$—	$—

Our financial assets are valued using market prices on active markets (level 1). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.  At December 31, 2009, we did not have any assets with instrument valuations which are not obtained from readily-available pricing sources for comparable instruments (level 2) or assets without observable market values that would require a high level of judgment to determine fair value (level 3).

The carrying amounts of certain of the Company’s financial instruments including cash, interest receivable and accounts payable approximate fair value due to their short maturities.

As of December 31, 2009 and 2008, there were net unrealized gains of nil and $88,000, respectively. In 2008, available-for-sale securities had contractual maturities of one year or less.

We manage our investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements.  We have no investments in auction rate securities.

The gross unrealized gain related to our portfolio of available-for-sale securities at December 31, 2008, were primarily due to increase in fair value of debt securities as a result of the change in interest rates during 2008.

Stock-Based Compensation

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

The effect of recording stock-based compensation for the years ended December 31, 2009, 2008 and 2007 was $28,000, $34,000 and $39,000 respectively, which consisted of stock based compensation related to employee stock options.

Income Taxes

We adopted the provisions of ASC 470, Income Taxes (ASC 470), on January 1, 2007.  This Interpretation clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in our financial statements.  The Interpretation also provides guidance for the measurement and classification of tax positions, interest and penalties, and requires additional disclosure on an annual basis.  The cumulative effect of the change was not material. Following implementation, the ongoing recognition of changes in measurement of uncertain tax positions will be reflected as a component of income tax expense. Interest and penalties incurred associated with unresolved income tax positions will continue to be included in other income (expense).

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

The following table presents the calculation of basic and diluted net loss per share for each year (in thousands, except per share data):

	Years ended December 31,
	2009	2008	2007
Numerator:
Net (loss) income	$(597)	$(15)	$416
Denominator:
Weighted average shares outstanding for basic (loss) income per share	10,091	10,091	10,091
Add: effect of dilutive securities – stock options	—	—	24
Weighted average shares used in basic and diluted net (loss) income per share	10,091	10,091	10,115
Basic net (loss) income per share	$(0.06)	$(0.00)	$0.04
Diluted net (loss) income per share	$(0.06)	$(0.00)	$0.04

During all periods presented, we had stock options and warrants outstanding that could potentially dilute earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive.  These shares amounted to 185,000, 165,000, and 35,000 for the years ended December 31, 2009, 2008, and 2007 respectively.

Recent Accounting Pronouncements

In March 2008, we adopted amendments to the accounting standard addressing derivatives and hedging.  The amendments change the disclosure requirements for derivative instruments and hedging activities, requiring enhanced disclosures about how and why an entity uses derivative instruments, how instruments are accounted for under U.S. GAAP, and how derivatives and hedging activities affect an entity’s financial position, financial performance and cash flows.  The adoption of these amendments required additional disclosure only, and therefore did not have an impact on our financial position, results of operations, or cash flows.

In April 2008, the FASB issued authoritative guidance in connection with accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies.  The guidance addresses application issues regarding the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  Due to the fact that the literature is applicable to acquisitions completed after January 1, 2009, and the Company did not have any business combinations with assets and liabilities arising from contingencies during 2009, the adoption of the authoritative guidance did not impact the Company’s financial statements and its effects on future periods will depend on the nature and extent of business combinations that we complete, if any, after 2009.

In October 2008, we adopted amendments to the accounting standard addressing estimating fair value. The amendments provide additional authoritative guidance to assist both issuers and user of financial statements in determining whether a market is active or inactive and whether a transaction is distressed.  The adoption of these amendments did not have an impact on our financial position, results of operations, or cash flows.

In June 2009, the Financial Accounting Standards Board (“the FASB”) issued “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents were superseded and all other accounting literature not included in the Codification were considered non-authoritative.  While the adoption of the Codification as of September 30, 2009 changes how we reference accounting standards, the adoption did not have an impact on our financial position, results of operations, or cash flows.

In June 2009, we adopted amendments to the accounting standard addressing fair value of financial instruments in interim reporting periods.  The amendments provide guidance on the disclosure requirements about fair value of financial instruments in interim periods.  Such disclosures were previously required only in annual financial statements.  The adoption of these amendments did not have an impact on our financial position, results of operations, or cash flows.

In June 2009, we adopted amendments to the accounting standard addressing subsequent events.  The amendments provide guidance on the definition of what qualifies as a subsequent event – those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued – and requires companies to disclose the date through which subsequent events were evaluated and the basis for determining that date.  This disclosure should alert all users of financial statements that a company has not evaluated subsequent events after that date in the set of financial statements being presented.  The adoption of these amendments required additional disclosure only, and therefore did not have an impact on our financial position, results of operations, or cash flows.

In June 2009, the FASB issued the consolidation guidance for variable-interest entities to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance.  These new standards will be effective for the Company in the first quarter of fiscal year 2011.  The Company currently has no variable-interest entities but will assess the potential impact, if any, these new standards may have on its financial statements when already effective and applicable.

2.  Leases

We occupy approximately 1,000 square feet of shared office space in Los Gatos, California under an operating lease.   Effective July 1, 2007 our lease payments are made by SP, an affiliated company, in connection with a management services agreement.

Rent expense was $55,000 for the years ended December 31, 2007, and was calculated on a straight-line basis

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

The parties have reached a global settlement of the litigation.  On October 5, 2009, the Court entered an Opinion and Order granting final approval of the settlement.  Under the settlement, the insurers will pay the full amount of settlement share allocated to the Company, and the Company will bear no financial liability. The Company, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, will receive complete dismissals from the case.  Certain objectors have appealed the Court’s October 5, 2009 final order to the Second Circuit Court of Appeals. The appeal is still pending.

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

We also have unconditional purchase obligations that relate to executive, financial and administrative support services and personnel provided by SP Corporate Services, LLC under an agreement which became effective as of July 1, 2007 (the "Services Agreement”).  Under the Services Agreement, we pay SP Corporate Services, LLC a monthly fee of $17,000 in exchange for SP Corporate Service LLC’s services, rent and personnel.  The Services Agreement has a term of one year and automatically renews for successive one year periods unless otherwise terminated by either party.  The Services Agreement was renewed as of July 1, 2009 for an additional one year term.  For 2010, our total future obligation under this Services Agreement would be $102,000 through June 30, 2010.

4.  Stockholders’ Equity

Common Stock

We have authorized shares of common stock for future issuance at each year end as follows (in thousands):

	2009	2008
Stock options:
Options outstanding	181	161

Available for future grants	2,796	2,816

Warrants outstanding	4	4
	2,981	2,981

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

We have authorized 2,215,779 shares of common stock for issuance under the 2000 Plan. At December 31, 2009 and 2008, respectively, a total of 1,898,735 and 1,918,735 shares were available for future options grants under the 2000 Plan.

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

We have authorized up to a maximum of 1,000,000 shares of common stock for issuance of Reacquired Shares under the 2002 Plan.  At December 31, 2009 and 2008, a total of 893,990 shares were available for future options grants under the 2002 Plan.

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

2000 Director Option Plan

In May 2000, the board of directors adopted the 2000 Director Option Plan (“Director’s Plan”), which was effective upon the closing of the initial public offering.  At December 31, 2009 and 2008, a total of 48,000 shares of common stock have been authorized for issuance under the Director’s Plan.  At December 31, 2009 and 2008, a total of 4,000 shares, respectively, were available for future options grants under the Director’s Plan.

Historically, the Director’s Plan automatically granted an option to purchase 8,000 shares of common stock to each non-employee director when he or she is first elected to our board of directors following the initial public offering.  The Director’s Plan also historically provided that each non-employee director who had been a member of the board of directors for at least six months before the date of each annual stockholders’ meeting would receive an automatic annual grant of options to acquire 2,000 shares of common stock.  Grants under the Director's Plan were suspended in 2009 due to insufficient shares being available for future annual automatic annual grants.

The options have an exercise price per share equal to the fair market value of common stock at the date of grant and have a term of 10 years.  Initial options vest and become exercisable in four equal annual increments immediately following the date of grant.  Any additional options granted will vest and become exercisable on the fourth anniversary of the date of grant.

Stock-Based Compensation

The effect of recording stock-based compensation for the years ended 2009, 2008 and 2007 was as follows (in thousands except per share data):

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007

Stock-based compensation expense	$28	$34	$39
Tax effect on stock-based compensation	-	-	-
Net effect on net income	$28	$34	$39
Effect on basic and diluted net income per share	$0.00	$0.00	$0.00

Under the 1997, 2000, and 2002 stock option plans, our board of directors has the authority to determine the type of option and the number of shares subject to each option. The exercise price is generally equal to fair value of the underlying stock at the date of grant. Options generally become exercisable over a four-year period and, if not exercised, expire ten years from the date of grant. The 1997 Plan was terminated in connection with our initial public offering in 2000, and the shares reserved and unissued under the 1997 Plan were reserved for issuance under the 2000 Plan.

Under the 2000 Director’s Option Plan, option grants are made to new non-employee directors and to continuing non-employee directors pursuant to the terms contained in the Director Stock Option Plan Agreement. The exercise price is equal to fair value of the underlying stock at the date of grant. Initial options vest in four equal annual increments immediately following the date of grant and the subsequent options vest on the fourth anniversary of the date of grant. The options, if not exercised, expire ten years from date of grant.

At December 31, 2009, the Company had the following stock plans:

	Shares Available for Grant	Options Outstanding
1997 Stock Option Plan	—	5,000
2000 Stock Option Plan	1,898,735	132,000
2002 Stock Option Plan	893,990	—
2000 Directors’ Option Plan	4,000	44 ,000
Totals	2,796,725	181,000

As of December 31, 2009, we had an unrecorded deferred stock compensation balance related to stock options of approximately  $18,000 before estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on our analysis of historical experience and review of current option holders, we have assumed an annual forfeiture rate of 1.24% for our options. Accordingly, as of December 31, 2009, we estimated that the stock-based compensation for the awards not expected to vest was nil, and therefore, the unrecorded deferred stock-based compensation balance related to stock options was adjusted to approximately $18,000 after estimated forfeitures and will be recognized over an estimated weighted average amortization period of 2.5 years.

During the fiscal year ended December, 31 2009, there were stock option grants for a total of 20,000 shares, with an exercise price of $ 1.64 per share, the market price on the date of grant.

Valuation Assumptions

The fair value of our options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Year Ended December 31, 2009	Fiscal Year Ended December 31, 2008	Fiscal Year Ended December 31, 2007

Dividend yield	0.00%	0.00%	0.00%
Volatility	0.45%	0.41%	0.39%
Risk free interest rate	3.11%	3.20%	4.89%
Expected life	6.25 years	6.25 years	6.25 years

Summary Stock Option Plan Activity

Stock activity under the Stock Option Plans was as follows (in thousands, except per share data):

	Options Outstanding
	Shares Available for Grant	Shares	Weighted- Average Price Per Share
Balance as of December 31, 2005	2,831	147	$8.37
Granted	(6)	6	2.45
Canceled	6	(6)	18.88
Balance as of December 31, 2006	2,831	147	7.69
Granted	(6)	6	3.50
Balance as of December 31, 2007	2,825	153	7.52
Granted	(8)	8	2.65
Balance as of December 31, 2008	2,817	161	7.28
Granted	(20)	20	1.64
Balance as of December 31, 2009	2,797	181	$6.66

The aggregate intrinsic value of stock options outstanding at December 31, 2009 is $6,000.  The aggregate intrinsic value of options vested and expected to vest is nil at December 31, 2009 and the weighted average contractual life is 6 years. The aggregate intrinsic value of options exercisable at December 31, 2009 is nil and the weighted average contractual life is 6 years.

The following table summarizes information concerning options outstanding and exercisable at December 31, 2009 (in thousands, except per share data):

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of	Of	Contractual	Exercise	Of	Exercise
Exercise Prices	Shares	Life (Years)	Price	Shares	Price
$1.64 - $1.64	20	9.6	$1.64	-	$-
$2.15 - $2.60	118	5.8	2.55	112	2.56
$2.61 - $3.50	14	7.9	3.01	-	-
$3.51 - $5.20	4	3.4	5.20	4	5.20
$5.21 - $6.96	12	3.8	6.96	12	6.96
$6.97 - $8.80	4	2.4	8.80	4	8.80
$8.81 - $22.30	4	1.5	22.30	4	22.30
$22.31 - $120.00	5	0.7	120.00	5	120.00
$2.15 - $120.00	181	5.87	$6.66	141	$7.91

Exercisable options at December 31, 2009 and 2008 were 141,000 and 135,000 shares, respectively, at weighted average exercise prices of $7.91 and $8.16 per share, respectively.

Warrants

At December 31, 2009, warrants to purchase 3,750 shares of common stock at $80.00 per share were outstanding.

5.  Related Parties

In July 2007, we contracted with SP Corporate Services, LLC, an entity owned by an affiliate Steel Partners Holdings L.P., the largest stockholder of CoSine, to provide management and other administrative services, including the services of our Chief Executive and Chief Financial Officer.  On approval of the contract by the independent members of our board of directors, our Chief Executive, Chief Financial Officer, and Secretary terminated his employment with us and became a Managing Director of SP Corporate Services LLC, effective July 1, 2007.  We paid a total of $204,000 for such services for the years ended December 31, 2009 and 2008, respectively, and owed SP Corporate Services LLC, nil at December 31, 2009 and 2008.

6.  Income Taxes

The provision (benefit) for income taxes was nil, nil, and $(17,000) for the years ended December 31, 2009, 2008 and 2007, respectively, and are related to US federal income taxes only.  The difference between the provisions for income taxes and the amounts computed by applying the federal statutory income tax rate to the income (losses) before income taxes are explained below (in thousands):

	Years Ended December 31,
	2009	2008	2007
U.S. federal tax provision (benefit) at federal statutory rate	$(208)	$(5)	$142
Loss for which no tax benefit is currently recognizable	(208)	5	-
Loss for which a tax benefit is currently recognizable	-	-	(142)
Non-cash charges related to equity issuances	-	-	-
Reduction of foreign tax accrual	-	-	(17)
Foreign corporate income tax (benefit)	-	-	-
Total provision	$-	$-	$(17)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$131,902	$132,830
Equity related charges	(192)	(193)
Tax credit carryforwards	8,435	8,435
Capitalized research and development	2,321	3,490
Capital loss carryforward	31,653	31,784
Accruals and reserves not currently deductible	-	(3)
Total deferred tax assets	174,119	176,343
Valuation allowance	(174,119)	(176,343)
Net deferred tax assets	$—	$—

Professional accounting standards establishes a framework for the recognition of deferred tax assets if realization of the deferred tax assets is more likely than not.  Based upon the weight of available evidence, which includes the company’s historical operating performance and the reported cumulative net losses in all prior years, The Company has provided a full valuation allowance against its net deferred tax assets.  The valuation allowance decreased by $2,224,000 in 2009 and $31,277,000 in 2008.

As of December 31, 2009, the Company had federal net operating loss carryforwards of approximately $353,745,000, which will begin to expire in 2018 if not utilized and state net operating loss carryforwards of approximately $199,316,000, which will begin to expire in 2012 if not utilized.  As of December 31, 2008, the Company had federal net operating loss carryforwards of approximately $353,149,000, which will begin to expire in 2018 if not utilized and state net operating loss carryforwards of approximately $212,640,000, which will begin to expire in 2009 if not utilized.

As of December 31, 2009 and 2008 the Company also had federal and state research and development tax credit carryforwards of approximately $7,113,000 and $7,967,000, respectively.  The Company  also had state manufacturer's investment credit carryforward of  approximately $895,000.  The federal tax credit carryforwards will expire at various dates beginning in 2013, if not utilized.  The State credits do not expire.

During fiscal 2006, the Company liquidated various subsidiaries resulting in a capital loss carryforward of approximately $79,461,000.  These losses may only be offset against future capital gains and will expire in fiscal 2011 if not utilized.

Use of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, and similar state provisions.  The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    The Securities and Exchange Commission defines the term "disclosure controls and procedures" to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer and Chief Financial Officer has concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose, except as noted below under "Changes in Internal Controls."

Managements’ annual report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. Our management with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework of Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting.  Management’s evaluation was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in the Annual Report.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors , Executive Officers and Corporate Governance

Except as set forth above in Part I under “Executive Officers of the Registrant” and in the paragraph below, the information required by Item 10 has been omitted from this Annual Report on Form 10-K, and is incorporated by reference to the sections “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, which we will file with the Commission pursuant to Regulation 14A within 120 days after the end of our 2009 fiscal year.

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

Item 11.  Executive Compensation

Information required by Item 11 has been omitted from this Annual Report on Form 10-K and is incorporated by reference to the section “Executive Compensation” in our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 has been omitted from this Annual Report on Form 10-K and is incorporated by reference to the sections “Security Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Information required by Item 13 has been omitted from this Annual Report on Form 10-K and is incorporated by reference to the section “Election of Directors” in our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders.

Item 14.  Principal Accountant Fees and Services

Information required by Item 14 has been omitted from this Annual Report on Form 10-K and is incorporated by reference to the section “Audit Committee Disclosure” in our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders.

Item 15.  Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedules:

All schedules are omitted as they are not applicable or the required information is shown in the financial statements or the notes thereto.

(3) Exhibits:

See Exhibit Index on page 40.  The Exhibits listed in the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-K.

COSINE COMMUNICATIONS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2010.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 1, 2010 by the following persons in the capacities indicated.

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

4.4*
Second Amendment to Rights Agreement by and between CoSine Communications, Inc. and Mellon Investor Services LLC, effective as of August 6, 2009 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 6, 2009).

10.1*	1997 Stock Plan (as amended and restated) and forms of agreements thereunder (incorporated by reference to Exhibit 10.5 of Registration Statement on Form S-1 filed April 28, 2000).

10.2*	2000 Stock Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.2 of Amendment No. 1 to Registration Statement on Form S-1 filed June 6, 2000).

10.3*	2000 Director Option Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.4 of Amendment No. 1 to Registration Statement on Form S-1 filed June 6, 2000).

10.4*	2002 Stock Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.17 to Form 10-K filed March 25, 2002).

10.5*	Services Agreement by and between Cosine Communications, Inc. and SP Corporate Services LLC, effective as of July 1, 2007 (incorporated by reference to Exhibit 10.1 to Form 8K filed June 19, 2007).

14.1*	Code of Business Conduct and Ethics, adopted March 11, 2008 (incorporated by reference to Exhibit 14.1 to Form 10-K filed March 14, 2008).

23.1	Consent of Independent Registered Public Accounting Firm – Burr Pilger Mayer, Inc.

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