Form 10-Q
period 2010-03-31
COSINE COMMUNICATIONS INC
filed 2010-05-12
CIK 1060824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2010

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

There were 10,090,635 shares of the Registrant’s Common Stock, par value $.0001, outstanding on April 30, 2010.

COSINE COMMUNICATIONS, INC.

FORM 10-Q

Quarter ended March 31, 2010

TABLE OF CONTENTS

Page
PART I
FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited):
Condensed Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009	3
Condensed Statements of Operations for the Three Months Ended March 31, 2010 (unaudited) and 2009 (unaudited)	4
Condensed Statements of Cash Flows for Three Months Ended March 31, 2010 (unaudited) and 2009 (unaudited)	5
Notes to Condensed Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	15
Item 4. Controls and Procedures	16

PART II
OTHER INFORMATION

Item 1. Legal Proceedings	16
Item 1A. Risk Factors	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 6. Exhibits	17
Signature	18
Exhibit Index	19
Certifications

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

COSINE COMMUNICATIONS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except for par value and share data)

	March 31, 2010	December 31, 2009[1]
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,340	$22,564
Accounts receivable - other	1	2
Prepaid expenses and other current assets	38	28
Total current assets	22,379	22,594
Long-term deposit	3	3
Total assets	$22,382	$22,597

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$197	$172
Accrued other liabilities	17	60
Total current liabilities	214	232

Commitments and contingencies (note 2)

Stockholders' equity:
Preferred stock, 3,000,000 authorized, none issued and outstanding	—	—
Common stock, $.0001 par value, 22,000,000 shares authorized; 10,090,635 shares issued and outstanding at March 31, 2010 and December 31, 2009	1	1
Additional paid-in capital	539,090	539,088
Accumulated deficit	(516,923)	(516,724)
Total stockholders' equity	22,168	22,365
Total liabilities and stockholders' equity	$22,382	$22,597

See accompanying notes to condensed financial statements.

(1)The information in this column was derived from the Company's audited financial statements for the year ended December 31, 2009.

COSINE COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Revenue	$—	$—

Operating expenses:
General and administrative[1]	202	225
Total operating expenses	202	225

Loss from operations	(202)	(225)

Other income:
Interest and other income	4	71
Total other income	4	71

Loss before income tax provision	(198)	(154)

Income tax provision	(1)	(1)

Net loss	$(199)	$(155)

Basic net loss per share	$(0.02)	$(0.02)
Diluted net loss per share	$(0.02)	$(0.02)

Shares used in computing per share amounts:
Basic	10,091	10,091
Diluted	10,091	10,091

See accompanying notes to condensed financial statements.

(1) General and administrative expenses include $2 and $8 for the three months ended March 31, 2010 and 2009, respectively for non-cash charges related to equity issuances.

COSINE COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Operating activities:
Net loss	$(199)	$(155)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2	8
Change in operating assets and liabilities:
Other receivables	1	64
Prepaid expenses and other current assets	(10)	11
Accounts payable	25	17
Accrued other liabilities	(43)	(33)
Net cash used in operating activities	(224)	(88)

Investing activities:
Proceeds from sales and maturities of short-term investments	—	6,244
Net cash provided by investing activities	—	6,244

Net increase (decrease) in cash and cash equivalents	(224)	6,156
Cash and cash equivalents at the beginning of the period	22,564	9,155
Cash and cash equivalents at the end of the period	$22,340	$15,311

See accompanying notes to condensed financial statements.

COSINE COMMUNICATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

Description of Business

CoSine Communications, Inc. ("CoSine" or the "Company," which may be referred to as "we," "us," or "our") was incorporated in California on April 14, 1997 and in August 2000 was reincorporated in the State of Delaware. Until the end of fiscal year 2004, we were a provider of carrier network equipment products and services offering a portfolio of communications products and services to business and consumer customers. We formally discontinued our communications platform products and product operations in fiscal year 2004, sold our patent portfolio and intellectual property rights in fiscal year 2006 and ceased all our related customer support services as of December 31, 2006.  We are currently attempting to redeploy our existing assets by identifying and acquiring, or investing in, one or more operating businesses with existing or prospective taxable income, or from which we can realize capital gains, that can be offset by use of our net operating loss carry-forwards (“NOLs”).  No assurance can be given that we will find suitable candidates for acquisition or investment, and if we do, that we will be able to utilize our existing NOLs.

Liquidity and Redeployment Strategy

The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, at March 31, 2010, we have an accumulated deficit of $517 million.  As of December 31, 2006, we ceased our customer service capability.  Our actions in the fourth quarter of fiscal year 2004 to terminate most of our employees and discontinue production activities in an effort to conserve cash raise substantial doubt about our ability to continue as a going concern. We continue to pursue our redeployment strategy, which involves the acquisition of, or investment in, one or more operating businesses with existing or prospective taxable income, or from which we can realize capital gains, that can be offset by use of our NOLs.  The financial statements do not include any adjustments to reflect the possible future effects relating to the recoverability and classification of the recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Generally, a maximum obligation is not explicitly stated.  Because the obligated amounts associated with this type of agreement are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated.  Historically, we have not been obligated to make payments for these obligations, and no liabilities have therefore been recorded for these obligations on our balance sheet as of March 31, 2010.

Stock Compensation

        The effect of recording stock-based compensation for the three months ended March 31, 2010 and 2009 was $2,000 and $8,000, respectively, which consisted of stock based compensation related to employee stock options. As of March 31, 2010 we had an unrecorded deferred stock compensation balance related to stock options of approximately $16,000 before estimated forfeitures.  ASC 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates.  Based on our analysis of historical experience and review of current option holders, we have assumed an annual forfeiture rate of 6.3% for our options.  Accordingly, as of March 31, 2010, we estimated that the stock-based compensation for the awards not expected to vest was approximately $2,000, and therefore, the unrecorded deferred stock-based compensation balance related to stock options was adjusted to approximately $14,000 after estimated forfeitures.  This amount will be recognized over an estimated weighted average amortization period of 2.6 years.

        During the three months ended March 31, 2010 and 2009, respectively, there were no stock options granted, exercised, cancelled or expired.

        Stock activity under the Stock Option Plans was as follows (in thousands, except per share data):

	Shares Available for Grant	Shares	Weighted- Average Price Per Share
Balance as of December 31, 2009	2,797	181	$6.66
Granted	—	—	—
Exercised	—	—	—
Canceled	—	—	—
Balance as of March 31, 2010	2,797	181	$6.66

The following table summarizes information concerning options outstanding and exercisable at March 31, 2010 (in thousands, except per share data):

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of	Of	Contractual	Exercise	Of	Exercise
Exercise Prices	Shares	Life (Years)	Price	Shares	Price
$1.64 - $1.64	20	9.3	$1.64	-	$-
$2.15 - $2.60	118	5.5	2.56	112	2.56
$2.61 - $3.50	14	7.6	3.01	-	-
$3.51 - $5.20	4	3.0	5.20	4	5.20
$5.21 - $6.96	12	3.5	6.96	12	6.96
$6.97 - $8.80	4	2.1	8.80	4	8.80
$8.81 - $22.30	4	1.2	22.30	4	22.30
$22.31 - $120.00	5	0.4	120.00	5	120.00
$1.64 - $120.00	181	5.6	$6.66	141	$7.91

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

3. BALANCE SHEET DETAILS

Cash
        At March 31, 2010, we had deposits with a financial institution that may exceed the amount of insurance provided on such deposits.

Fair Value Measurements

In January 2010, the FASB issued guidance amending the previous disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will be applied prospectively to new transfers of financial assets occurring in fiscal years beginning after November 15, 2009. The adoption of this amendment required additional disclosure only and therefore did not have an impact on our financial position, results of operations, or cash flows.

        The guidance establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  The three levels of the fair value hierarchy under the amendments are described below:

        Level 1:  Quoted prices (unadjusted) in active markets for identical assets or liabilities.  We used Level 1 assumptions for our cash and cash equivalents.  The valuations are based on quoted prices that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.  As of March 31, 2010 we did not have any short term investments.
        Level 2:   Directly or indirectly observable market based inputs used in models or other valuation methodologies.  As of   March 31, 2010, we did not have any Level 2 financial assets or liabilities.
        Level 3:  Unobservable inputs that are supported by little or no market data and require the use of significant management judgment.  As of March 31, 2010, we did not have any Level 3 financial assets or liabilities.

The following table summarizes our financial assets measured at fair value on a recurring basis in accordance with ASC 820 as of March 31, 2010 (in thousands) with comparative balances as of December 31, 2009:

	As of March 31, 2010
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)
Assets:
Cash equivalents:
Money market funds	$22,322	$—	$—	$22,322	$—
Short-term investments:
Commercial paper	$—	$—	$—	$—	$—
Corporate obligations	—	—	—	—	—
Total	$22,322	$—	$—	$22,322	$—
Liabilities	$—	$—	$—	$—	$—

	As of December 31, 2009
	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)
Assets:
Cash equivalents:
Money market funds	$22,518	$—	$—	$22,518	$—
Short-term investments:
Commercial paper	$—	$—	$—	$—	$—
Corporate obligations	—	—	—	—	—
Total	$22,518	$—	$—	$22,518	$—
Liabilities	$—	$—	$—	$—	$—

        Our financial assets are valued using market prices on active markets (level 1). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.  At March 31, 2010, we did not have any assets with instrument valuations which are not obtained from readily-available pricing sources for comparable instruments (level 2) or assets without observable market values that would require a high level of judgment to determine fair value (level 3).

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

4. NET LOSS PER COMMON SHARE

Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the periods presented.  Diluted net loss per share gives effect to the dilutive effect of common stock equivalents consisting of stock options and warrants (calculated using the treasury stock method) and convertible preferred stock.

The following table presents the calculation of basic and diluted net loss per share for each year (in thousands, except per share data):

	Three Months Ended
	March 31,
	2010	2009
Numerator:
Net loss	$(199)	$(155)
Denominator:
Weighted average shares outstanding for basic loss per share	10,091	10,091
Add: effect of dilutive securities – stock options	-	-
Weighted average shares used in basic and diluted net (loss) income per share	10,091	10,091
Basic net loss per share	$(0.02)	$(0.02)
Diluted net loss per share	$(0.02)	$(0.02)

Basic net loss per common share is calculated based on the weighted-average number of common shares outstanding during the periods presented.

        Options to purchase 181,000 and 161,000 shares of common stock were outstanding as of March 31, 2010 and 2009 respectively, and were excluded from the computation of diluted net earnings per share because such options were anti-dilutive.

5. COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income are shown below, in thousands:

	Three Months Ended March 31,
	2010	2009

Net loss	$(199)	$(155)
Other comprehensive gain:
Unrealized gains on investments	—	(38)

Comprehensive income (loss)	$(199)	$(193)

6.  RECENT ACCOUNTING PRONOUNCEMENTS

       In January 2010, the FASB issued guidance amending the previous disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will be applied prospectively to new transfers of financial assets occurring in fiscal years beginning after November 15, 2009. The adoption of this amendment required additional disclosure only and therefore did not have an impact on our financial position, results of operations, or cash flows.

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

7.  TRANSACTIONS WITH RELATED PERSONS

In July 2007, we contracted with SP Corporate Services, LLC (“SP”), an entity owned by an affiliate Steel Partners Holdings L.P., the largest stockholder of CoSine, to provide management and other administrative services, including the services of our Chief Executive and Chief Financial Officer.  On approval of the contract by the independent members of our board of directors, our Chief Executive Officer, Chief Financial Officer, and Secretary terminated his employment with us and became a Managing Director of SP Corporate Services LLC, effective July 1, 2007.  During the three months ended March 31, 2010, we incurred $51,000 for services performed by SP under the services agreement.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTSOF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for our fiscal year ended December 31, 2009 and our other Quarterly Reports on Form 10-Q filed by us in our fiscal year 2010.

OVERVIEW

Our current business strategy is to enhance stockholder value by pursuing opportunities to redeploy our assets through an acquisition of, or investment in, one or more operating businesses with existing or prospective taxable income, or from which we can realize capital gains, that can be offset by use of our net operating loss carry-forwards (“NOLs”).  No assurance can be given that we will find suitable candidates for acquisition or investment, and if we do, that we will be able to utilize our existing NOLs.

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

DUE TO THE ADOPTION OF OUR REDEPLOYMENT STRATEGY, THE INFORMATION APPEARING BELOW, WHICH RELATES TO PRIOR PERIODS, MAY NOT BE INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR ANY SUBSEQUENT PERIODS.  THE THREE MONTHS ENDED MARCH 31, PRIMARILY REFLECTS, AND FUTURE PERIODS PRIOR TO A REDEPLOYMENT OF OUR ASSETS ARE EXPECTED TO PRIMARILY REFLECT, GENERAL AND ADMINISTRATIVE EXPENSES AND TRANSACTION EXPENSES ASSOCIATED WITH THE CONTINUING ADMINISTRATION OF THE COMPANY AND ITS EFFORTS TO REDEPLOY ITS ASSETS.

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

Fair Value Measurements

        In January 2010, the FASB issued guidance amending the previous disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will be applied prospectively to new transfers of financial assets occurring in fiscal years beginning after November 15, 2009. The adoption of this amendment required additional disclosure only and therefore did not have an impact on our financial position, results of operations, or cash flows.

        The guidance establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  The three levels of the fair value hierarchy under the amendments are described below:

        Level 1:  Quoted prices (unadjusted) in active markets for identical assets or liabilities.  We used Level 1 assumptions for our cash and cash equivalents and short term investments, which are traded in an active market.  The valuations are based on quoted prices that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.  As of   March 31, 2010 we did not have any short term investments.
        Level 2:   Directly or indirectly observable market based inputs used in models or other valuation methodologies.  As of   March 31, 2010, we did not have any Level 2 financial assets or liabilities.
        Level 3:   Unobservable inputs that are supported  by little or no market data and require the use of significant management judgment.  As of  March 31, 2010, we did not have any Level 3 financial assets or liabilities.

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

RESULTS OF OPERATIONS

Revenue

Effective December 31, 2006, we ceased all customer service operations. Accordingly, there were no revenues recognized for the three months ended March 31, 2010 and 2009, respectively.

Non-Cash Charges Related to Equity Issuances

During the three months ended March 31, 2010 and 2009, we recorded $2,000 and $8,000, respectively, of non-cash charges related to equity issuances.  The charges relate to the adoption of Accounting Standard Codification No. 740 (ASC 740).

General and Administrative Expenses

General and administrative expenses were $202,000 and $225,000 for the three months ended March 31, 2010 and 2009, respectively.  The decrease is due primarily to decreased legal costs related to investigating a potential acquisition candidate.

 General and administrative costs for the three months ended March 31, 2010 and 2009 consisted of costs of contractors, legal and accounting services, insurance and office expenses.  General and administrative expenses should remain at approximately the levels reported in the three months ended March 31, 2010 for the quarter ending June 30, 2010.

Interest and Other Income (Expense)

For the three months ended March 31, 2010 and 2009, interest and other income was $4,000 and $71,000, respectively.  The decrease from March 31, 2009 to March 31, 2010 is primarily related to the movement of investment cash from short-term investments to money market funds as well as the decline in interest rates during the first quarter of 2010 as compared to the first quarter of 2009.

Income Tax Provision

Provisions for income taxes were $1,000 for the three months ended March 31, 2010 and 2009, respectively.

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

Cash, Cash Equivalents and Short-Term Investments

Cash and cash equivalents were $22.3 million and $22.6 million at March 31, 2010 and December 31, 2009, respectively.  We do not have any short-term investments as of March 31, 2010 and December 31, 2009.

Operating Activities

We used $224,000 in cash from operations for the three months ended  March 31, 2010 as compared to using $88,000 in cash for operations for the three months ended March 31, 2009.  The increase in cash usage in 2010 is due primarily to the increased net loss as a result of the reduction of interest income for the three months ended March 31, 2010 as compared to the net loss for the three months ended March 31, 2009.

Investing Activities

We generated $0 in cash during the three months ended March 31, 2010 as compared to generating cash of $6.2 million during the three months ended March 31, 2009 due to no purchases of short term investments for the three months period ended March 31, 2010.  There were no capital expenditures in the three months ended March 31, 2010 or 2009, respectively.

Financing Activities

There were no significant financing activities in the three months ended March 31, 2010 or 2009.

Off-Balance Sheet Arrangements

       We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material affect.

OUTLOOK

       We have adopted a strategy of seeking to enhance stockholder value by pursuing opportunities to redeploy our assets through an acquisition of, or investment in, one or more operating businesses with existing or prospective taxable income, or from which we can realize capital gains, that can be offset by use of our net operating loss carry-forwards (“NOLs”).  No assurance can be given that we will find suitable candidates for acquisition or investment, and if we do, that we will be able to utilize our existing NOLs.

At March 31, 2010, we had $22.3 million in cash and cash equivalents. We believe we possess sufficient liquidity and capital resources to fund our operations and working capital requirements for at least the next 12 months.

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

Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk.  All highly-liquid investments with a maturity of less than three months at the date of purchase are considered to be cash equivalents, and all investments with maturities of three months or greater, if any, are classified as available-for-sale and considered to be short-term investments.

A sensitivity analysis was performed on our investment portfolio as of March 31, 2010 based on a modeling technique that measures hypothetical fair market value changes that would result from a parallel shift in the yield curve of plus 100 basis points.  Based on this analysis, a hypothetical 100 basis point increase in interest rates would result in a $2,000 decrease in the fair value of our investments in debt securities as of March 31, 2010.

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

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2009. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

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

Exhibit Index on page 19.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSINE COMMUNICATIONS, INC.

Dated: May 11, 2010	By:	/s/ Terry R. Gibson
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