Form 10-Q
period 2010-06-30
COSINE COMMUNICATIONS INC
filed 2010-08-06
CIK 1060824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-Q
________________

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2010

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

There were 10,090,635 shares of the Registrant’s Common Stock, par value $.0001, outstanding on July 15, 2010.

COSINE COMMUNICATIONS, INC.

FORM 10-Q

Quarter ended June 30, 2010

TABLE OF CONTENTS

Page
PART I
FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited):
Condensed Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009	3
Condensed Statements of Operations for the Three and Six Month Periods Ended June 30, 2010 (unaudited) and 2009 (unaudited)	4
Condensed Statements of Cash Flows for Six Months Ended June 30, 2010 (unaudited) and 2009 (unaudited)	5
Notes to Condensed Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	15
Item 4. Controls and Procedures	16

PART II
OTHER INFORMATION

Item 1. Legal Proceedings	16
Item 1A. Risk Factors	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 6. Exhibits	17
Signature	18
Exhibit Index	19
Certifications

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

COSINE COMMUNICATIONS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except for par value and share data)

	June 30, 2010	December 31, 2009[1]
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,089	$22,564
Accounts receivable – other	3	2
Prepaid expenses and other current assets	30	28
Total current assets	22,122	22,594
Long-term deposit	3	3
Total assets	$22,125	$22,597

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$255	$172
Accrued liabilities	14	60
Total current liabilities	269	232

Commitments and contingencies (note 2)

Stockholders' equity:
Preferred stock, 3,000,000 authorized, none issued and outstanding	—	—
Common stock, $.0001 par value, 22,000,000 shares authorized; 10,090,635 shares issued and outstanding at June 30, 2010 and December 31, 2009	1	1
Additional paid-in capital	539,094	539,088
Accumulated deficit	(517,239)	(516,724)
Total stockholders' equity	21,856	22,365
Total liabilities and stockholders' equity	$22,125	$22,597

See accompanying notes to condensed financial statements.

(1)The information in this column was derived from the Company's audited financial statements for the year ended December 31, 2009.

COSINE COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$—	$—	$—	$—

Operating expenses:
General and administrative[1]	323	188	526	413
Total operating expenses	323	188	526	413

Loss from operations	(323)	(188)	(526)	(413)

Other Income:
Interest income and other	8	37	12	108
Total other income	8	37	12	108

Loss before income tax provision	(315)	(151)	(514)	(305)

Income tax provision	—	—	1	1

Net loss	$(315)	$(151)	$(515)	$(306)

Basic net loss per share	$(0.03)	$(0.01)	$(0.05)	$(0.03)

Diluted net loss per share	$(0.03)	$(0.01)	$(0.05)	$(0.03)

Shares used in computing per share amounts:

Basic	10,091	10,091	10,091	10,091

Diluted	10,091	10,191	10,091	10,091

See accompanying notes to condensed financial statements.

(1) General and administrative expenses include $4 and $6 for the three and six months ended  June 30, 2010, respectively for non-cash charges related to equity issuances. General and administrative expenses include $9 and $17 for the three and six months ended June 30, 2009, respectively for non-cash charges related to equity issuances.

COSINE COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Operating activities:
Net loss	$(515)	$(306)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	6	17
Change in operating assets and liabilities:
Other receivables	(1)	72
Prepaid expenses and other current assets	(2)	14
Accounts payable	83	(19)
Accrued liabilities	(46)	(25)
Net cash used in operating activities	(475)	(247)

Investing activities:
Proceeds from sales and maturities of short-term investments	—	10,231
Net cash provided by investing activities	—	10,231

Net increase (decrease) in cash and cash equivalents	(475)	9,984
Cash and cash equivalents at the beginning of the period	22,564	9,155
Cash and cash equivalents at the end of the period	$22,089	$19,139

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

Liquidity and Redeployment Strategy

The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, at June 30, 2010, we have an accumulated deficit of $517 million.  As of December 31, 2006, we ceased our customer service capability.  Based on these items and our actions in the fourth quarter of fiscal year 2004 to terminate most of our employees and discontinue production activities in an effort to conserve cash raise substantial doubt about our ability to continue as a going concern. We continue to pursue our redeployment strategy, which involves the acquisition of, or investment in, one or more operating businesses with existing or prospective taxable income, or from which we can realize capital gains, that can be offset by use of our NOLs.  The financial statements do not include any adjustments to reflect the possible future effects relating to the recoverability and classification of the recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Generally, a maximum obligation is not explicitly stated.  Because the obligated amounts associated with this type of agreement are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated.  Historically, we have not been obligated to make payments for these obligations, and no liabilities have therefore been recorded for these obligations on our balance sheet as of June 30, 2010.

Stock Compensation

        The effect of recording stock-based compensation for the three and six months ended June 30, 2010 was $4,000 and $6,000, respectively, which consisted of stock based compensation related to employee stock options. For the three and six months ended June 30, 2009 stock based compensation related to employee stock options was $9,000 and $17,000, respectively. As of June 30, 2010 we had an unrecorded deferred stock compensation balance related to stock options of approximately $41,000 before estimated forfeitures.  ASC 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates.  Based on our analysis of historical experience and review of current option holders, we have assumed an annual forfeiture rate of 6.8% for our options.  Accordingly, as of June 30, 2010, we estimated that the stock-based compensation for the awards not expected to vest was approximately $2,000, and therefore, the unrecorded deferred stock-based compensation balance related to stock options was adjusted to approximately $39,000 after estimated forfeitures.  This amount will be recognized over an estimated weighted average amortization period of 2.9 years.

        During the six months ended June 30, 2010 there were stock option grants for 32,000 shares with an exercise price of $1.81 per share, the price on the date of the grant.  There were no stock options exercised, cancelled or expired.

        Stock activity under the Stock Option Plans was as follows (in thousands, except per share data):

	Shares Available for Grant	Options Outstanding	Weighted- Average Price Per Share
Balance as of December 31, 2009	2,797	181	$6.66
Granted	32	32	1.81
Exercised	—	—	—
Canceled	—	—	—
Balance as of June 30, 2010	2,765	213	$5.93

The following table summarizes information concerning options outstanding and exercisable at June 30, 2010 (in thousands, except per share data):

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of	Of	Contractual	Exercise	Of	Exercise
Exercise Prices	Shares	Life (Years)	Price	Shares	Price
$1.64 - $1.81	52	9.5	$1.74	-	$-
$2.15 - $2.60	118	5.2	2.56	118	2.57
$2.61 - $3.50	14	7.3	3.01	-	-
$3.51 - $5.20	4	2.7	5.20	4	5.20
$5.21 - $6.96	12	3.2	6.96	12	6.96
$6.97 - $8.80	4	1.8	8.80	4	8.80
$8.81 - $22.30	4	0.9	22.30	4	22.30
$22.31 - $120.00	5	0.1	120.00	5	120.00
$2.15 - $120.00	213	5.9	$5.93	147	$7.69

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

       We also have unconditional purchase obligations that relate to executive, financial and administrative support services and personnel provided by SP Corporate Services, LLC under an agreement which became effective as of July 1, 2007 (the "Services Agreement”).  Under the Services Agreement, we pay SP Corporate Services, LLC a monthly fee of $17,000 in exchange for SP Corporate Service LLC’s services, rent and personnel.  The Services Agreement has a term of one year and automatically renews for successive one year periods unless otherwise terminated by either party.  The Services Agreement was renewed as of July 1, 2010 for an additional one year term.

3. BALANCE SHEET DETAILS

Cash
        At June 30, 2010, we had deposits with a financial institution that may exceed the amount of insurance provided on such deposits.

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

        Level 1:  Quoted prices (unadjusted) in active markets for identical assets or liabilities.  We used Level 1 assumptions for our cash and cash equivalents.  The valuations are based on quoted prices that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.  As of June 30, 2010 we did not have any short term investments.
        Level 2:   Directly or indirectly observable market based inputs used in models or other valuation methodologies.  As of   June 30, 2010, we did not have any Level 2 financial assets or liabilities.
        Level 3:  Unobservable inputs that are supported by little or no market data and require the use of significant management judgment.  As of June 30, 2010, we did not have any Level 3 financial assets or liabilities.

The following table summarizes our financial assets measured at fair value on a recurring basis in accordance with ASC 820 as of June 30, 2010 (in thousands) with comparative balances as of December 31, 2009:

As of June 30, 2010

	Cost or Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)
Assets:
Cash equivalents:
Money market funds	$22,028	$—	$—	$22,028	$22,028
Short-term investments:
Commercial paper	$—	$—	$—	$—	$—
Corporate obligations	—	—	—	—	—
Total	$22,028	$—	$—	$22,028	$22,028
Liabilities	$—	$—	$—	$—	$—

As of December 31, 2009

	Cost or Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)
Assets:
Cash equivalents:
Money market funds	$22,518	$—	$—	$22,518	$22,518
Short-term investments:
Commercial paper	$—	$—	$—	$—	$—
Corporate obligations	—	—	—	—	—
Total	$22,518	$—	$—	$22,518	$22,518
Liabilities	$—	$—	$—	$—	$—

        Our financial assets are valued using market prices on active markets (level 1). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.  At June 30, 2010, we did not have any assets with instrument valuations which are not obtained from readily-available pricing sources for comparable instruments (level 2) or assets without observable market values that would require a high level of judgment to determine fair value (level 3).

        The carrying amounts of certain of the Company’s financial instruments including cash, interest receivable and accounts payable approximate fair value due to their short maturities.

        We manage our investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements.  We have no securities investments as of June 30, 2010 and December 31, 2009.

4. NET LOSS PER COMMON SHARE

Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the periods presented.  Diluted net loss per share gives effect to the dilutive effect of common stock equivalents consisting of stock options and warrants (calculated using the treasury stock method) and convertible preferred stock.

The following table presents the calculation of basic and diluted net loss per share for each year (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net loss	$(315)	$(151)	$(515)	$(306)
Denominator:
Weighted average shares used in basic and diluted net loss per share	10,091	10,091	10,091	10,091
Add: effect of dilutive securities – stock options	0	0	0	0
Weighted-average shares used in diluted net loss per share	10,091	10,091	10,091	10,091
Basic net loss per share	$(0.03)	$(0.01)	$(0.05)	$(0.03)
Diluted net loss per share	$(0.03)	$(0.01)	$(0.05)	$(0.03)

Basic net loss per common share is calculated based on the weighted-average number of common shares outstanding during the periods presented.

        Options to purchase 213,000 and 161,000 shares of common stock were outstanding as of June 30, 2010 and 2009 respectively, and were excluded from the computation of diluted net earnings per share because such options were anti-dilutive.

5. COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income are shown below, in thousands:
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net (loss) income	$(315)	$(151)	$(515)	$(306)
Other comprehensive (loss) income:
Unrealized gains (loss) on investments	—	(20)	—	(58)
Comprehensive (loss) income	$(315)	$(171)	$(515)	$(364)

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

7.  TRANSACTIONS WITH RELATED PERSONS

In July 2007, we contracted with SP Corporate Services, LLC (“SP”), an entity owned by an affiliate Steel Partners Holdings L.P., the largest stockholder of CoSine, to provide management and other administrative services, including the services of our Chief Executive and Chief Financial Officer.  On approval of the contract by the independent members of our board of directors, our Chief Executive Officer, Chief Financial Officer, and Secretary terminated his employment with us and became a Managing Director of SP Corporate Services LLC, effective July 1, 2007.  During the six months ended June 30, 2010, we incurred $102,000 for services performed by SP under the services agreement.

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

DUE TO THE ADOPTION OF OUR REDEPLOYMENT STRATEGY, THE INFORMATION APPEARING BELOW, WHICH RELATES TO PRIOR PERIODS, MAY NOT BE INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR ANY SUBSEQUENT PERIODS.  THE SIX MONTHS ENDED JUNE 30, PRIMARILY REFLECTS, AND FUTURE PERIODS PRIOR TO A REDEPLOYMENT OF OUR ASSETS ARE EXPECTED TO PRIMARILY REFLECT, GENERAL AND ADMINISTRATIVE EXPENSES AND TRANSACTION EXPENSES ASSOCIATED WITH THE CONTINUING ADMINISTRATION OF THE COMPANY AND ITS EFFORTS TO REDEPLOY ITS ASSETS.

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

        Level 1:  Quoted prices (unadjusted) in active markets for identical assets or liabilities.  We used Level 1 assumptions for our cash and cash equivalents and short term investments, which are traded in an active market.  The valuations are based on quoted prices that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.  As of  June 30, 2010 we did not have any short term investments.

       Level 2:   Directly or indirectly observable market based inputs used in models or other valuation methodologies.  As of   June 30, 2010, we did not have any Level 2 financial assets or liabilities.

       Level 3:   Unobservable inputs that are supported  by little or no market data and require the use of significant management judgment.  As of June 30, 2010, we did not have any Level 3 financial assets or liabilities.

Impact of Equity Issuances on Operating Results

Equity issuances have a material impact on our operating results.  The equity issuances that have affected operating results to date include warrants granted to customers and suppliers, stock options granted to employees and consultants, and stock issued in lieu of cash compensation to suppliers.

Income Taxes

We account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. We adopted the provisions of ASC 740 on accounting for uncertain income taxes, on January 1, 2007.  This provision clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in our financial statements.  The Interpretation also provides guidance for the measurement and classification of tax positions, interest and penalties, and requires additional disclosure on an annual basis.  The cumulative effect of the change had no impact on the balance sheet or statement of operations. Following implementation, the ongoing recognition of changes in measurement of uncertain tax positions will be reflected as a component of income tax expense. Interest and penalties incurred associated with unresolved income tax positions will continue to be included in other income (expense).

Sources of Income

Until a redeployment of our assets occurs, our principal source of income will consist of interest, dividend and other investment income from cash, cash equivalents and short-term investments, which is reported as interest income in our statement of operations.

RESULTS OF OPERATIONS

Revenue

Effective December 31, 2006, we ceased all customer service operations. Accordingly, there were no revenues recognized for the three months and six months ended June 30, 2010 and 2009, respectively.

Non-Cash Charges Related to Equity Issuances

During the six months ended June 30, 2010 and 2009, we recorded $6,000 and $17,000, respectively, of non-cash charges related to equity issuances.  Such costs were $4,000 and $9,000 for the three month period ended June 30, 2010 and 2009, respectively.  The charges relate to the adoption of Accounting Standard Codification No. 740 (ASC 740).

General and Administrative Expenses

General and administrative expenses were $526,000 and $413,000 for the six months ended June 30, 2010 and 2009, respectively.  Such costs were $323,000 and $188,000 for the three months ended June 30, 2010 and 2009 respectively.  The increase is due primarily to increased legal and consulting costs related to investigating a potential acquisition candidate. With our announcement in September 2004 that we were terminating all employees and discontinuing our products, our general and administrative efforts have been focused on activities related to identifying and acquiring profitable business operations. General and administrative costs for the six months ended June 30, 2010 and 2009 consisted of costs of contractors, legal and accounting services, insurance and office expenses.  General and administrative expenses should remain at approximately the levels reported in the three months ended June 30, 2010 for the quarter ending September 30, 2010.

 Interest and Other Income (Expense)

For the six months ended June 30, 2010 and 2009, interest and other income was $12,000 and $108,000, respectively.  For the three months ended June 30, 2010 and 2009, interest and other income was $8,000 and $37,000 respectively. The decrease from June 30, 2009 to June 30, 2010 is primarily related to the movement of investment cash from short-term investments to money market funds as well as the decline in interest rates during the first six months of 2010 as compared to the first six months of 2009.

Income Tax Provision

Provisions for income taxes were nil for the three months ended June 30, 2010 and 2009, respectively.  For the six months ended June 30, 2010 and 2009, provisions for income taxes were $1 and $1 respectively.

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

Cash, Cash Equivalents and Short-Term Investments

Cash and cash equivalents were $22.1 million and $22.6 million at June 30, 2010 and December 31, 2009, respectively.  We do not have any short-term investments as of June 30, 2010 and December 31, 2009.

Operating Activities

We used $475,000 in cash from operations for the six months ended June 30, 2010 as compared to using $247,000 in cash for operations for the six months ended June 30, 2009.  The increase in cash usage in 2010 is due primarily to the increased net loss for the six months ended June 30, 2010 as compared to the net loss for the six months ended June 30, 2009 as a result of increased general and administrative costs related to legal and consulting costs and decreased interest income during 2010 as compared to 2009.

Investing Activities

We generated $0 in cash in the six months ended June 30, 2010 as compared to generating cash of $10.2 million during the six months ended June 30, 2009 due to no purchases of short term investments for the six month period ended June 30, 2010.  There were no capital expenditures in the six months ended June 30, 2010 or 2009, respectively.

Financing Activities

There were no significant financing activities in the six months ended June 30, 2010 or 2009.

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

At June 30, 2010, we had $22.1 million in cash and cash equivalents. We believe we possess sufficient liquidity and capital resources to fund our operations and working capital requirements for at least the next 12 months.

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

A sensitivity analysis was performed on our investment portfolio as of June 30, 2010 based on a modeling technique that measures hypothetical fair market value changes that would result from a parallel shift in the yield curve of plus 100 basis points.  Based on this analysis, a hypothetical 100 basis point increase in interest rates would result in a $2,000 decrease in the fair value of our investments in debt securities as of June 30, 2010.

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

COSINE COMMUNICATIONS, INC.

Dated: August 5, 2010	By:	/s/ Terry R. Gibson
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