Form 10-Q
period 2010-09-30
COSINE COMMUNICATIONS INC
filed 2010-11-04
CIK 1060824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________

FORM 10-Q
________________

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2010

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
Yes ☒   No ☐

There were 10,090,635 shares of the Registrant’s Common Stock, par value $.0001, outstanding on November 4, 2010.

COSINE COMMUNICATIONS, INC.

FORM 10-Q

Quarter ended September 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

COSINE COMMUNICATIONS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except for par value and share data)

	September 30, 2010	December 31, 2009[1]
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,789	$22,564
Accounts receivable - other	3	2
Prepaid expenses and other current assets	46	28
Total current assets	21,838	22,594
Long-term deposit	3	3
Total assets	$21,841	$22,597

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$179	$172
Accrued liabilities	10	60
Total current liabilities	189	232

Commitments and contingencies (note 2)

Stockholders' equity:
Preferred stock, 3,000,000 authorized, none issued and outstanding	—	—
Common stock, $.0001 par value, 22,000,000 shares authorized; 10,090,635 shares issued and outstanding at September 30, 2010 and December 31, 2009	1	1
Additional paid-in capital	539,098	539,088
Accumulated deficit	(517,447)	(516,724)
Total stockholders' equity	21,652	22,365
Total liabilities and stockholders' equity	$21,841	$22,597

See accompanying notes to condensed financial statements.

(1)The information in this column was derived from the Company's audited financial statements for the year ended December 31, 2009.

COSINE COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenue	$—	$—	$—	$—

Operating expenses:
General and administrative[1]	231	170	757	583
Total operating expenses	231	170	757	583

Loss from operations	(231)	(170)	(757)	(583)

Other Income:
Interest income and other	23	31	36	139
Total other income	23	31	36	139

Loss before income tax provision	(208)	(139)	(721)	(444)

Income tax provision	—	—	1	1

Net loss	$(208)	$(139)	$(722)	$(445)

Basic net loss per share	$(0.02)	$(0.01)	$(0.07)	$(0.04)

Diluted net loss per share	$(0.02)	$(0.01)	$(0.07)	$(0.04)

Shares used in computing per share amounts:

Basic	10,091	10,091	10,091	10,091

Diluted	10,091	10,191	10,091	10,091

See accompanying notes to condensed financial statements.

(1) General and administrative expenses include $4 and $10 for the three and  nine months ended  September 30, 2010, respectively for non-cash  charges related to equity issuances. General and administrative expenses include $9 and $26  for the three and  nine months ended September 30, 2009, respectively for non-cash charges related to equity issuances.

 COSINE COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating activities:
Net loss	$(722)	$(445)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	10	26
Change in operating assets and liabilities:
Accounts receivable - other	(1)	96
Prepaid expenses and other current assets	(18)	(8)
Accounts payable	6	(34)
Accrued liabilities	(50)	(20)
Net cash used in operating activities	(775)	(385)

Investing activities:
Proceeds from sales and maturities of short-term investments	—	13,909
Net cash provided by investing activities	—	13,909

Net increase (decrease) in cash and cash equivalents	(775)	13,524
Cash and cash equivalents at the beginning of the period	22,564	9,155
Cash and cash equivalents at the end of the period	$21,789	$22,679

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

Liquidity and Redeployment Strategy

The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, at September 30, 2010, we have an accumulated deficit of $517 million.  As of December 31, 2006, we ceased our customer service capability.  Based on these items and our actions in the fourth quarter of fiscal year 2004 to terminate most of our employees and discontinue production activities in an effort to conserve cash raise substantial doubt about our ability to continue as a going concern. We continue to pursue our redeployment strategy, which involves the acquisition of, or investment in, one or more operating businesses with existing or prospective taxable income, or from which we can realize capital gains, that can be offset by use of our NOLs.  The financial statements do not include any adjustments to reflect the possible future effects relating to the recoverability and classification of the recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Generally, a maximum obligation is not explicitly stated.  Because the obligated amounts associated with this type of agreement are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated.  Historically, we have not been obligated to make payments for these obligations, and no liabilities have therefore been recorded for these obligations on our balance sheet as of September 30, 2010.

Stock Compensation

      The effect of recording stock-based compensation for the three and nine months ended September 30, 2010 was $4,000 and $10,000, respectively, which consisted of stock based compensation related to employee stock options. For the three and nine months ended September 30, 2009, stock based compensation related to employee stock options was $9,000 and $26,000, respectively. As of September 30, 2010, we had an unrecorded deferred stock compensation balance related to stock options of approximately $29,400 before estimated forfeitures.  Accounting Standard Codification 718, Compensation – Stock Compensation (ASC 718) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates.  Based on our analysis of historical experience and review of current option holders, we have assumed an annual forfeiture rate of 9.9% for our options.  Accordingly, as of September 30, 2010, we estimated that the stock-based compensation for the awards not expected to vest was approximately $9,500, and therefore, the unrecorded deferred stock-based compensation balance related to stock options was adjusted to approximately $19,900 after estimated forfeitures.  This amount will be recognized over an estimated weighted average amortization period of 2.6 years.

      During the nine months ended September 30, 2010, there were stock option grants for 32,000 shares with an exercise price of $1.81 per share, the price on the date of the grant.  During the three month period ended September 30, 2010, stock option grants for 5,000 shares were cancelled.  There were no stock options exercised or expired.

     Stock activity under the Stock Option Plans was as follows (in thousands, except per share data):

	Shares Available for Grant	Options Outstanding	Weighted- Average Price Per Share
Balance as of December 31, 2009	2,797	181	$6.66
Granted	(32)	32	1.81
Exercised	—	—	—
Cancelled	5	(5)	120.00
Balance as of September 30, 2010	2,770	208	$45.16

The following table summarizes information concerning options outstanding and exercisable at September 30, 2010 (in thousands, except per share data):

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of	Of	Contractual	Exercise	Of	Exercise
Exercise Prices	Shares	Life (Years)	Price	Shares	Price
$1.64 - $1.81	52	9.2	$1.74	20	$1.74
$2.15 - $2.60	118	4.9	2.56	118	2.57
$2.61 - $3.50	14	7.0	3.01	-	-
$3.51 - $5.20	4	2.4	5.20	4	5.20
$5.21 - $6.96	12	2.9	6.96	12	6.96
$6.97 - $8.80	4	1.5	8.80	4	8.80
$8.81 - $22.30	4	0.6	22.30	4	22.30
$1.64 - $22.30	208	6.13	$3.19	162	$3.48

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

2. COMMITMENTS AND CONTINGENCIES

On November 15, 2001, we along with certain of our officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now captioned In re CoSine Communications, Inc. Initial Public Offering Securities Litigation, Case No. 01 CV 10105. The complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering. The complaint brings claims for the violation of several provisions of the federal securities laws against those underwriters, and also against us and each of the directors and officers who signed the registration statement relating to the initial public offering. The plaintiffs seek unspecified monetary damages and other relief. Similar lawsuits concerning more than 300 other companies' initial public offerings were filed during 2001, and this lawsuit has been coordinated with those actions in the Southern District of New York before Judge Shira A. Scheindlin.  Motions to dismiss were granted in part and denied in part.

The parties have reached a global settlement of the litigation.  On October 5, 2009, the Court entered an Opinion and Order granting final approval of the settlement.  Under the settlement, the insurers will pay the full amount of settlement share allocated to the Company, and the Company will bear no financial liability. The Company and other defendants will receive complete dismissals from the case.  Certain objectors have appealed the Court’s Order to the Second Circuit Court of Appeals.  The appeal is still pending.

On October 9, 2007, a purported CoSine shareholder filed a complaint for violation of Section 16(b) of the Securities Exchange Act of 1934, which prohibits short-swing trading, against the Company's IPO underwriters. The complaint, Vanessa Simmonds v. The Goldman Sachs Group, et al., Case No. C07-1629, filed in the District Court for the Western District of Washington, seeks the recovery of short-swing profits. The Company is named as a nominal defendant. No recovery is sought from the Company. The plaintiff, Vanessa Simmonds, filed similar lawsuits in the District Court for the Western District of Washington alleging short-swing trading in the stock of 54 other companies. On July 25, 2008, a majority of the named issuer companies, including CoSine, jointly filed a motion to dismiss plaintiff's claims.   On March 12, 2009, the Court issued an order granting the motion to dismiss and a judgment in the favor of the moving issuers.  On April 10, 2009, Ms. Simmonds appealed the order and judgment dismissing her claims to the United States Court of Appeal for the Ninth Circuit.  Oral argument was heard on October 5, 2010. No decision has been issued.

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

3. BALANCE SHEET DETAILS

Cash
      At September 30, 2010, we had deposits with a financial institution that may exceed the amount of insurance provided on such deposits.

Fair Value Measurements

In January 2010, the Financial Accounting Standards Board (FASB) issued guidance amending the previous disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will be applied prospectively to new transfers of financial assets occurring in fiscal years beginning after November 15, 2009. The adoption of this amendment required additional disclosure only and therefore did not have an impact on our financial position, results of operations, or cash flows.

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

      Level 1:  Quoted prices (unadjusted) in active markets for identical assets or liabilities.  We used Level 1 assumptions for our cash and cash equivalents.  The valuations are based on quoted prices that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.  As of September 30, 2010 we did not have any short term investments.

       Level 2:   Directly or indirectly observable market based inputs used in models or other valuation methodologies.  As of   September 30, 2010 and December 31, 2009, we did not have any Level 2 financial assets or liabilities.

       Level 3:  Unobservable inputs that are supported by little or no market data and require the use of significant management judgment.  As of September 30, 2010 and December 31, 2009, we did not have any Level 3 financial assets or liabilities.

The following table summarizes our financial assets measured at fair value on a recurring basis in accordance with ASC 820, Fair Value Measurements and Disclosures, as of September 30, 2010 (in thousands) with comparative balances as of December 31, 2009:

	As of September 30, 2010
	Cost or Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)
Assets:
Cash equivalents:
Money market funds	$21,688	$—	$—	$21,688	$21,688

Short-term investments:
Commercial paper	$—	$—	$—	$—	$—
Corporate obligations	—	—	—	—	—

Total	$21,688	$—	$—	$21,688	$21,688
Liabilities	$—	$—	$—	$—	$—

	As of December 31, 2009
	Cost or Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)
Assets:
Cash equivalents:
Money market funds	$22,518	$—	$—	$22,518	$22,518

Short-term investments:
Commercial paper	$—	$—	$—	$—	$—
Corporate obligations	—	—	—	—	—

Total	$22,518	$—	$—	$22,518	$22,518
Liabilities	$—	$—	$—	$—	$—

      The carrying amounts of certain of the Company’s financial instruments including cash, interest receivable and accounts payable approximate fair value due to their short maturities.

     We manage our investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements.  We have no securities investments as of September 30, 2010 and December 31, 2009.

4. NET LOSS PER COMMON SHARE

Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the periods presented.  Diluted net loss per share gives effect to the dilutive effect of common stock equivalents consisting of stock options and warrants (calculated using the treasury stock method) and preferred stock.

The following table presents the calculation of basic and diluted net loss per share for each period (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net loss	$(208)	$(139)	$(722)	$(445)
Denominator:
Weighted average shares used in basic and diluted net loss per share	10,091	10,091	10,091	10,091
Add: effect of dilutive securities – stock options	0	0	0	0
Weighted-average shares used in diluted net loss per share	10,091	10,091	10,091	10,091
Basic net loss per share	$(0.02)	$(0.01)	$(0.07)	$(0.04)
Diluted net loss per share	$(0.02)	$(0.01)	$(0.07)	$(0.04)

Basic net loss per common share is calculated based on the weighted-average number of common shares outstanding during the periods presented.

      Options to purchase 208,000 and 161,000 shares of common stock were outstanding as of September 30, 2010 and 2009 respectively, and were excluded from the computation of diluted net earnings per share because such options were anti-dilutive.

5. COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income are shown below, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net (loss) income	$(208)	$(139)	$(722)	$(445)
Other comprehensive (loss) income:
Unrealized gains (loss) on investments	—	—	—	—
Comprehensive (loss) income	$(208)	$(139)	$(722)	$(445)

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

         In June 2009, the FASB issued the consolidation guidance for variable-interest entities to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance.  This new standard will be effective for the Company in the first quarter of fiscal year 2011.  The Company currently has no variable-interest entities but will assess the potential impact, if any, this new standard may have on its financial statements when already effective and applicable.

7.  TRANSACTIONS WITH RELATED PERSONS

In July 2007, we contracted with SP Corporate Services, LLC (“SP”), an entity owned by an affiliate Steel Partners Holdings L.P., the largest stockholder of CoSine, to provide management and other administrative services, including the services of our Chief Executive and Chief Financial Officer.  On approval of the contract by the independent members of our board of directors, our Chief Executive Officer, Chief Financial Officer, and Secretary terminated his employment with us and became a Managing Director of SP Corporate Services LLC, effective July 1, 2007.  During the three and nine months ended September 30, 2010, we incurred $51,000 and $153,000 respectively for services performed by SP under the services agreement.

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

DUE TO THE ADOPTION OF OUR REDEPLOYMENT STRATEGY, THE INFORMATION APPEARING BELOW, WHICH RELATES TO PRIOR PERIODS, MAY NOT BE INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR ANY SUBSEQUENT PERIODS.  THE NINE MONTHS ENDED SEPTEMBER 30, PRIMARILY REFLECTS, AND FUTURE PERIODS PRIOR TO A REDEPLOYMENT OF OUR ASSETS ARE EXPECTED TO PRIMARILY REFLECT, GENERAL AND ADMINISTRATIVE EXPENSES AND TRANSACTION EXPENSES ASSOCIATED WITH THE CONTINUING ADMINISTRATION OF THE COMPANY AND ITS EFFORTS TO REDEPLOY ITS ASSETS.

On August 30, 2010, we announced our intent to amend our certificate of incorporation to effect a 1-for-500 reverse stock split of our common stock followed immediately by a 500-for-1 forward stock split of our common stock (the “Transaction”).  If the proposed Transaction is approved by our stockholders and the Transaction is implemented, we anticipate having fewer than 300 record holders of our common stock, which would enable us to voluntarily terminate the registration of our common stock and cease our periodic reporting obligations under the Securities Exchange Act of 1934, as amended.

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

 Level 1:  Quoted prices (unadjusted) in active markets for identical assets or liabilities.  We used Level 1 assumptions for our cash and cash equivalents and short term investments, which are traded in an active market.  The valuations are based on quoted prices that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.  As of  September 30, 2010 we did not have any short term investments.

Level 2:   Directly or indirectly observable market based inputs used in models or other valuation methodologies.  As of   September 30, 2010, we did not have any Level 2 financial assets or liabilities.

Level 3:   Unobservable inputs that are supported  by little or no market data and require the use of significant management judgment.  As of September 30, 2010, we did not have any Level 3 financial assets or liabilities.

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

Sources of Income

Until a redeployment of our assets occurs, our principal source of income will consist of interest, dividend and other investment income from cash, cash equivalents and short-term investments, which is reported as interest income in our statements of operations.

RESULTS OF OPERATIONS

Revenue

Effective December 31, 2006, we ceased all customer service operations. Accordingly, there were no revenues recognized for the three and nine months ended September 30, 2010 and 2009, respectively.

Non-Cash Charges Related to Equity Issuances

During the nine months ended September 30, 2010 and 2009, we recorded $10,000 and $26,000, respectively, of non-cash charges related to equity issuances.  Such costs were $4,000 and $9,000 for the three month period ended September 30, 2010 and 2009, respectively.  The charges relate to the adoption of ASC 740.

General and Administrative Expenses

General and administrative expenses were $757,000 and $583,000 for the nine months ended September 30, 2010 and 2009, respectively.  Such costs were $231,000 and $170,000 for the three months ended September 30, 2010 and 2009 respectively.  The increase is due primarily to increased legal and consulting costs related to investigating a potential acquisition candidate and preparing to engage in a transaction enabling us to cease our periodic reporting obligations under the Securities Exchange Act of 1934, as amended. With our announcement in September 2004 that we were terminating all employees and discontinuing our products, our general and administrative efforts have been focused on activities related to identifying and acquiring profitable business operations. General and administrative costs for the nine months ended September 30, 2010 and 2009 consisted of costs of contractors, legal and accounting services, insurance and office expenses.  General and administrative expenses should remain at approximately the levels reported in the three months ended September 30, 2010 for the quarter ending December 31, 2010.

 Interest and Other Income
For the nine months ended September 30, 2010 and 2009, interest and other income was $36,000 and $139,000, respectively.  For the three months ended September 30, 2010 and 2009, interest and other income was $23,000 and $31,000 respectively.  The decrease from September 30, 2009 to September 30, 2010 is primarily related to the movement of investment cash from short-term investments to money market funds as well as the decline in interest rates during the first nine months of 2010 as compared to the first nine months of 2009.

Income Tax Provision

Provisions for income taxes were nil for the three months ended September 30, 2010 and 2009, respectively.  For the nine months ended September 30, 2010 and 2009, provisions for income taxes were $1 and $1 respectively.

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

Cash, Cash Equivalents and Short-Term Investments

Cash and cash equivalents were $21.8 million and $22.6 million at September 30, 2010 and December 31, 2009, respectively.  We do not have any short-term investments as of September 30, 2010 and December 31, 2009.

Operating Activities

We used $775,000 in cash from operations for the nine months ended September 30, 2010 as compared to using $385,000 in cash for operations for the nine months ended September 30, 2009.  The increase in cash usage in 2010 is due primarily to the increased net loss for the nine months ended September 30, 2010 as compared to the net loss for the nine months ended September 30, 2009 as a result of increased general and administrative costs related to legal and consulting costs and decreased interest income during 2010 as compared to 2009.

Investing Activities

We generated $0 in cash in the nine months ended September 30, 2010 as compared to generating cash of $13.9 million during the nine months ended September 30, 2009 due to no purchases of short term investments for the nine month period ended September 30, 2010.  There were no capital expenditures in the nine months ended September 30, 2010 or 2009, respectively.

Financing Activities

There were no significant financing activities in the nine months ended September 30, 2010 or 2009.

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

At September 30, 2010, we had $21.8 million in cash and cash equivalents. We believe we possess sufficient liquidity and capital resources to fund our operations and working capital requirements for at least the next 12 months.

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

A sensitivity analysis was performed on our investment portfolio as of September 30, 2010 based on a modeling technique that measures hypothetical fair market value changes that would result from a parallel shift in the yield curve of plus 100 basis points.  Based on this analysis, a hypothetical 100 basis point increase in interest rates would result in a $2,200 decrease in the fair value of our investments as of September 30, 2010.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       On November 15, 2001, we along with certain of our officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now captioned In re CoSine Communications, Inc. Initial Public Offering Securities Litigation, Case No. 01 CV 10105. The complaint generally alleges that various investment bank underwriters engaged in improper and undisclosed activities related to the allocation of shares in our initial public offering. The complaint brings claims for the violation of several provisions of the federal securities laws against those underwriters, and also against us and each of the directors and officers who signed the registration statement relating to the initial public offering. The plaintiffs seek unspecified monetary damages and other relief. Similar lawsuits concerning more than 300 other companies' initial public offerings were filed during 2001, and this lawsuit has been coordinated with those actions in the Southern District of New York before Judge Shira A. Scheindlin.  Motions to dismiss were granted in part and denied in part.

The parties have reached a global settlement of the litigation.  On October 5, 2009, the Court entered an Opinion and Order granting final approval of the settlement.  Under the settlement, the insurers will pay the full amount of settlement share allocated to the Company, and the Company will bear no financial liability. The Company and other defendants will receive complete dismissals from the case.  Certain objectors have appealed the Court’s Order to the Second Circuit Court of Appeals.  The appeal is still pending.

On October 9, 2007, a purported CoSine shareholder filed a complaint for violation of Section 16(b) of the Securities Exchange Act of 1934, which prohibits short-swing trading, against the Company's IPO underwriters. The complaint, Vanessa Simmonds v. The Goldman Sachs Group, et al., Case No. C07-1629, filed in the District Court for the Western District of Washington, seeks the recovery of short-swing profits. The Company is named as a nominal defendant. No recovery is sought from the Company. The plaintiff, Vanessa Simmonds, filed similar lawsuits in the District Court for the Western District of Washington alleging short-swing trading in the stock of 54 other companies. On July 25, 2008, a majority of the named issuer companies, including CoSine, jointly filed a motion to dismiss plaintiff's claims.   On March 12, 2009, the Court issued an order granting the motion to dismiss and a judgment in the favor of the moving issuers.  On April 10, 2009, Ms. Simmonds appealed the order and judgment dismissing her claims to the United States Court of Appeal for the Ninth Circuit.  Oral argument was heard on October 5, 2010. No decision has been issued.

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

COSINE COMMUNICATIONS, INC.

Dated: November 4, 2010	By:	/s/ Terry R. Gibson
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